Form 10QSB
period 2000-01-31
EDITWORKS LTD
filed 2000-03-14
CIK 1076784

16
     16

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Second Quarter ended January 31, 2000



                        COMMISSION FILE NUMBER:  0-28767



                                 EDITWORKS, LTD.
             (Exact name of Registrant as specified in its charter)



  NEVADA     88-0403070
(Jurisdiction  of  Incorporation)     (I.R.S.  Employer  Identification  No.)


24843  DEL  PRADO  SUITE  318  DANA  POINT  CA     92629
(Address of principal executive offices)                            (Zip Code)


Registrant's  telephone  number,  including  area  code:     (949)  248-9561


Securities  registered  pursuant  to  Section  12(b)  of  the  Act:     None


Securities  registered  pursuant  to  Section  12(g)  of  the Act:    7,312,200

Yes  [X]   No [ ]  (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As of January 31, 2000, the number of shares outstanding of the Registrant's Common Stock was 7,312,200.

                          PART I: FINANCIAL INFORMATION


--------------------------------------------------------------------------------
                         ITEM 1.   FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements (under cover of Exhibit F2Q-2000) for the six months ended January 31, 2000.


--------------------------------------------------------------------------------
       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-------------------------------------------------------------------------------

 (A) PLAN OF OPERATION. We have launched our current business and established a computer aided, post-production editing service for various media businesses, using 3-D capable computer equipment developed by the Avid 9000 Digital Editing System. The Avid 9000 is the only disk-based digital nonlinear video workstation to feature real-time, full-motion alpha keys for two independent 3-D video channels, the equivalent of four video channels. We have had only two contract customers to date. We have one current contract customer, namely Reliant Interactive Media Corp. We are accordingly highly dependent at present on the good will of a single principal customer. While we have no present plans to engage in Reverse Acquisition transactions, such transactions are possible in the forseeable future. At the end of our contract with Reliant, depending upon certain elections of Reliant whether or not to exercise its options to purchase our equipment, then, we must decide whether to acquire new equipment and continue our operations, or not. It will depend upon whether we are able to attract other customers and other business. Our present business is profitable for the present term, as further explained in this Report.

      (1) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We will continue to service the existing contract with Reliant Interactive Media Corp. We may seek additional customers at some indefinite future time, but its present resources do not permit extensive advertising or promotion. It is accordingly dependent upon word of mouth and favorable referrals from its existing and previous customers and from such other business acquaintances as may provide such referrals. We have no plans to pursue any Reverse Acquisition at any time, but as a practical matter we could not do so before obtaining quote-ability on the OTCBB. It is not foreseeable that we might begin to plan along these lines at any time before November of 2000, and then only if our present business activity does not appear to provide indications of future profitability at that time.

     We currently enjoy a very complex relationship with Reliant Interactive Media Corp. pursuant to that certain Editworks Ltd. Service Agreement of
October, 1999, which is Exhibit 6.1. to our Form 10-SB (our last previous filing). As a practical matter, this relationship makes Reliant the sole customer of this Registrant for the immediate future. For a monthly fee of $10,000.00, beginning October 1, 1999, Editworks Ltd., this Registrant, has relocated all of its editing equipment to Reliant's facilities in Florida, and performs editing, production and post-production services to Reliant, in connection with Reliant's business of producing Infomercial media marketing programs. Of that $10,000.00 per month, $2,500.00 has been allocated by the parties as a tentative acquisition by Reliant of an equity interest in the equipment. The term of the contract is for one year, but may be extended for two additional one-year terms. If the contract is terminated by Reliant at the end of one year, Editworks Ltd. will repurchase the Reliant equity in the equipment for half the payments applied to it; or, in the alternative, Reliant may purchase the equipment outright for a lump sum payment of $100,000 at the end of one year, or $50,000 at the end of two years, or $25,000 at the end of three years. The purpose and effect of these provisions is that at the end of the first year, Reliant has an incentive to either terminate then or proceed for a full three years, for the reason that, should Reliant terminate after the end of the first one-year term, its tentative credit for equity shall have lapsed, and the equipment shall be owned by the Registrant unless Reliant purchases it.

     As a matter distinct from those amounts and agreed payments, Editworks shall pay to Reliant an amount of $200 per month as rent for the use of the facilities provided by Reliant. As a further complexity of this Relationship, Reliant shall pay to Registrant a royalty equal to one quarter of one percent (0.25%) on Reliant's gross sales (as defined by GAAP accounting) less shipping, handling, returns and taxes, on all Infomercials for which EditWorks provides or has provided services pursuant to the agreement. The royalties shall be paid for as long as there are revenues realized on the particular infomercial; however, the royalties shall be paid only on an aggregate of the first $50,000,000 in revenues as defined previously. As these royalties may be paid, one-half of such royalties shall be credited to Reliant's earning new investment restricted shares of Editworks common stock, on the basis of one such share per $5.00 of credited payments. Such shares entitlement shall accumulate, such that actual issuance shall be in no less than 100 share blocks. Editworks shall pay Reliant one-half of all net profits (again as defined by GAAP) realized from post-production contracts with third parties facilitated by Reliant. The agreement expressly provides that neither party is the agent of the other, that they are not partners, nor joint-venture participants, but principal parties dealing at arm's length.

      Briefly summarized here, it is material that the agreement has an initial one-year term, but may be extended for two additional terms for a total of three years. It is an open question whether, at the end of the term, Reliant will choose to purchase the Registrant's equipment, pursuant to agreement, or whether Registrant will retain it. Thus, the Registrant may be in continuous operation for the next three years or may have an election to make in one year, whether to purchase new equipment and continue in its present business, or whether then to seek an acquisition, most likely, a reverse acquisition transaction.

     CASH REQUIREMENTS AND NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We have no immediate or forseeable need for additional funding, from sources outside of its circle of shareholders, if at all, during the next twelve months. We expect our revenues to fund current operations adequately, and may exceed them substantially; although there can be no guaranties about future results. This optimistic statement must be qualified by the reality that its revenues to date from Reliant are receivables unpaid, and that the timing of payment of accrued receivables from Reliant may depend to some degree on the monthly liquidity of Reliant, in terms of its collection of its receivables. Reliant Interactive
Media Corp. is a public reporting corporation. Its reports and financial statements are accessible by the public as public information from standard sources including EDGAR. Short-term advances by the principal shareholder may be made in the case that realization of receivables fall short of current expenses, in the short term.

     The stabilized monthly expenses of this Registrant are expected to follow the following established pattern, of about $8,000.00 per month. The table which follows provides a breakdown of those normal monthly expenses

     The  Remainder  of  this  Page  is  Intentionally  left  Blank

Expenses                 Monthly   Annualized
                         --------  -----------
Services:
-----------------------
 One Employee            $  5,000  $    60,000
 Contract Services            500        6,000
-----------------------  --------  -----------
Rent:
-----------------------
 Office                     1,000       12,000
 Editing Facilities           200        2,400
-----------------------  --------  -----------
Other:
-----------------------
 Insurance on Equipment       200        2,400
 Utilities                      0            0
 Telephone                    125        1,500
 Shipping                      35          420
   TOTALS                $  7,060  $    84,720
=======================  ========  ===========

     It would follow that the Registrant would require revenues to exceed $100,000.00 annually to approach substantial profitability. While such a goal is believed to be achievable in the next twelve months, a cautionary consideration is appropriate. Increased business activity may engender increased costs. There is no assurance, therefore, that this Registrant will achieve substantial profitability in the next twelve months.

     There are certain other corporate expenses not included in the foregoing tabular analysis; namely, the expenses of auditing the corporation, legal and professional requirements, including expenses in connection with this 1934 Act Registration of its common stock, and periodic and other reports required to be filed by 1934 Act reporting companies, the expenses, mostly legal and professional, of corresponding with NASD, as may be required, in response to its comments on any submission of the common stock of this Registrant for quotation on the OTCBB. It is the estimate of management that these supplementary expenses may approach, but will not exceed $20,000.00 in the next twelve months.

     We may be forced to effect some advances from its Principal Shareholder, for costs involved in maintenance of corporate franchise and filing reports as may be required, when and if this 1934 Act registration is effective. Should this become necessary, the maximum amount of such advances is estimated not to exceed $20,000.00. No agreement by the Principal shareholder to make such advances is in place, and no guarantee can presently be given that additional funds, if needed, will be available. It is by far more likely that advances will take the form of providing services on a deferred compensation basis. Should further auditing be required, such services by the Independent Auditor may not be the subject of deferred compensation. The expenses of independent Audit cannot be deferred or compensated in stock or notes, or otherwise than direct payment of invoices in cash.

     We do not anticipate any contingency upon which we would voluntarily cease filing reports with the SEC, even though we may cease to be required to do so. It is in our compelling interest to report its affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its qualification for the OTCBB, if and when the Registrant's intended application for submission may become effective.

     SUMMARY OF PRODUCT RESEARCH AND DEVELOPMENT. None. We are not engaged in research and development.

     EXPECTED  PURCHASE  OR  SALE  OF  PLANT  AND  SIGNIFICANT  EQUIPMENT. None.
However, please refer to the previous discussion for disclosure of the contingencies which might result in the sale of Registrant's equipment on or after September 30, 2000.

     EXPECTED SIGNIFICANT CHANGE IN THE NUMBER OF EMPLOYEES. None. It is possible, however that a significant increase in the business of its sole customer would result in the increase of the editing staff of this Registrant from its present single employee.


 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     OPERATIONS AND RESULTS FOR THE PAST TWO FISCAL YEARS. None. This Company was incorporated on August 20, 1998, for the purpose of establishing a computer aided, post-production editing service for various media businesses, using 3-D capable computer equipment developed by the Avid 9000 Digital Editing System.
It had some limited operations during its first fiscal year ended July 31, 1999. From inception on August 20, 1998 through July 31, 1999, the Registrant's first fiscal year, it enjoyed revenues of $72,663, with first-year general and administrative and total expenses of $169,213, for a net loss of $96,550 ($0.014 per share) for its first fiscal year.

     More recently, for the six months ended January 31, 2000, revenues were $34,000, and total expenses were $84,284, for a net loss of $49,384.

     Its current arrangement with Reliant Interactive Media Corp. is presently productive, but may impose interim limitations on Registrant's ability to expand current operations. Pursuant to this arrangement, the Registrant has placed substantially all of its equipment in Florida, in facilities provided by Reliant, and has stationed its employee at that location. Reliant is the producer of infomercial marketing audio-visual products, principally infomercial video programs to be aired on commercial television. For these services, the Registrant is to receive a monthly fee of $10,000.00 of which $2,500.00 monthly is an accumulating investment by Reliant in the Registrant's equipment. The Registrant also accrues a royalty of one quarter of one percent of Reliant's gross sales, less shipping, handling, returns and taxes on all infomercials for which the Registrant provides services.

     FUTURE PROSPECTS. The Registrant is unable to predict the ultimate direction of its future prospects. It is to be hoped that its arrangement with Reliant would generate introductions and referrals of new business for the Registrant's editing services. The extent to which this Registrant can project itself as a true going concern for the future, beyond the scope of its single-customer base, will depend upon this eventuality.

 (C) REVERSE ACQUISITION CANDIDATE. A mature and businesslike evaluation of the affairs of this Registrant require the consideration of certain possible eventuality, which, although uncertain, and which may not occur, are none the less the kind of events which must be considered sufficiently foreseeable to require consideration, discussion and disclosure. It is possible that this Registrant will attract sufficient referrals from its service arrangement with Reliant to provide an incentive to continue with its present business plan, to acquire additional equipment and possibly establish a new and different location for its operations. It is also reasonable to consider that a continuing relationship with Reliant would result in Reliant's becoming the substantial owner of all or most all of the Registrant's equipment, and that this Registrant may not acquire additional equipment and continue to seek customers for it services as presently described. In that case it would continue to own the diminishing assets of royalties from Reliant, but would not be engaged in generating new revenues.

     The logical outcome of the second eventuality would be to seek a profitable business opportunity. The acquisition of such an opportunity could and likely would result in some change in control of the Registrant at such time. This would likely take the form of a reverse acquisition. That means that this Registrant would likely acquire businesses and assets for stock in an amount that would effectively transfer control of this Registrant to the acquisition target company or ownership group. It is called a reverse-acquisition because it would be an acquisition by this Registrant in form, but would be an acquisition of this Registrant in substance. Capital formation issues for the future of this Registrant would arise only when targeted businesses or assets have been identified. Until such time, this Registrant has no basis upon which to propose any substantial infusion of capital from sources outside of its circle of affiliates.

     the  remainder  of  this  page  left  intentionally  blank




--------------------------------------------------------------------------------
                           PART II: OTHER INFORMATION
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                           ITEM 1.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

                                      None

--------------------------------------------------------------------------------
                          ITEM 2.  CHANGE IN SECURITIES
--------------------------------------------------------------------------------
                                      None

--------------------------------------------------------------------------------
                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
--------------------------------------------------------------------------------

                                      None

--------------------------------------------------------------------------------
           ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

                                      None

--------------------------------------------------------------------------------
                           ITEM 5.  OTHER INFORMATION
--------------------------------------------------------------------------------

                                      None

--------------------------------------------------------------------------------
                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------
                                      None

--------------------------------------------------------------------------------
                                  EXHIBIT INDEX
--------------------------------------------------------------------------------

                       FINANCIAL STATEMENTS AND DOCUMENTS
               FURNISHED AS A PART OF THIS REGISTRATION STATEMENT

       Exhibit F2Q-00: Financial Statements (Un-Audited) January 31, 2000


               the remainder of this page left intentionally blank

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended January 31, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

                                 EDITWORKS, LTD.

Dated:  January  31,  2000
     By

Table On
/s/                                /s/
J. Dan Sifford      Jena M. Harry
president/director  secretary/director
==================  ==================

     17

--------------------------------------------------------------------------------
                                EXHIBIT F2Q-2000
                         UN-AUDITED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JANUARY 31, 2000
--------------------------------------------------------------------------------
                                 EDITWORKS, LTD.
                            BALANCE SHEET (UNAUDITED)
                     For the fiscal year ended July 31, 1999
                And  the  six  months  ended  January  31,  2000

                                 January 31,     July 31,
                                          2000           1999
CURRENT ASSETS
Cash                                       765            165
Accounts Receivable                     46,685         37,886
                                 --------------  -------------
TOTAL CURRENT ASSETS                    47,450         38,051

OTHER ASSETS
Organizational Costs                         0          4,913
Editing Equipment                      186,045        176,372
Depreciation                           (40,099)       (22,831)
                                 --------------  -------------
TOAL OTHER ASSETS                      145,946        158,454
TOTAL ASSETS                           193,396        196,505
                                 ==============  =============

                                 LIABILITIES &   STOCKHOLDERS   EQUITY
LIABILITIES
Accounts Payable                        41,788         21,513
                                 --------------  -------------
STOCKHOLDERS EQUITY
Common Stock, $.001 par value;
authorized 50,000,000 shares
issued and outstanding,
7,104,200 shares and
7,312,200 shares respectively            7,312          7,104
Additional Paid-In Capital             290,230        264,438
Accumulated Equity (Deficit)          (145,934)       (96,550)
Total Stockholders Equity              151,608        174,992
                                 --------------  -------------
TOTAL LIABILITIES &
STOCKHOLDERS EQUITY                    193,396        196,505
                                 ==============  =============

                   The accompanying notes are an integral part
                         Of these financial statements.
                                   Page  F-2

                                 EDITWORKS, LTD.
             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)
                     For the fiscal year ended July 31, 1999
                  And  the  six  months  ended  January  31,  2000

                                  January 31,   July 31,
                                         2000        1999
                                  ------------  ----------

Revenues                               34,900      72,663

General and Administrative exp.        84,284     169,213

Net Loss from Operations              (49,384)    (96,550)

Net Income (Loss)                     (49,384)    (96,550)
                                  ============  ==========

Loss per Share                       (0.00690)   (0.01449)
                                  ============  ==========

Weighted Average
    Shares Outstanding              7,158,200   6,661,700
                                  ============  ==========

                   The accompanying notes are an integral part
                          Of these financial statements
                                    Page  F-3

                                 EDITWORKS, LTD.
             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED) For the period from inception of the Development Stage
                    On August 20, 1998, through July 31, 1999
                    And the six months ended January 31, 2000

                                                    Additional  Accumulated   Total Stock-
                                  Common     Par    Paid-In     Equity        holders' Equity
                                  Stock      Value  Capital        (Deficit)         (Deficit)
                                  ---------  -----  ----------  ------------  ----------------

Common Stock issued at inception  6,042,200  6,042           0            0              6,042

Sale of Common Stock              1,062,000  1,062     264,438            0                  0

Net (loss) during period                  0      0           0      (96,550)                 0
                                  ------------------------------------------------------------

Balance at September 30, 1999     7,104,200  7,104     264,438      (96,550)           174,992

Sale of Common Stock                208,000    208      25,792            0                  0

Net (loss) during period                  0      0           0      (49,384)                 0
                                  ------------------------------------------------------------

Balance at January 31, 2000       7,312,200  7,312     290,230     (145,934)           151,608

                   The accompanying notes are an integral part
                          Of these financial statements
                                    Page F-4

                                 EDITWORKS, LTD.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                     For the fiscal year ended July 31, 1999
                    And the six months ended January 31, 2000

                                January 31,   July 31,
Operating Activities                   2000       1999
                                ------------  ---------

Net Income (Loss)                   (49,384)   (96,550)

Less items not effecting cash             0     23,960
(amortization)
Less items not effecting cash
(organizational expenses)             4,913          0
                                ------------  ---------

Net Cash from Operations            (44,471)   (72,590)

Cash Increase (Decrease)
Sale of Stock                        26,000    265,500
Cash Increase (Decrease)
Investment in                        (9,673)  (176,372)

Cash Increase (Decrease)
Accounts Payable                     20,275     21,513
Cash Increase (Decrease)
Accounts Receivable                   8,799    (37,886)
                                ------------  ---------
Beginning Cash                          165        -0-

Ending Cash                             765        165
                                ============  =========

                  The accompanying notes are  an integral part
                          Of these financial statements
                                   Page  F-5

                                 EDITWORKS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                     for the fiscal year ended July 31, 1999
                  and for the six months ended January 31, 2000

1-FORMATION  AND  OPERATIONS  OF  THE  COMPANY

     EditWorks, Ltd. (the Company) was incorporated in the state of Nevada on August 20, 1998. The Company operates a computer aided, post-production editing service for the TV, video and movie business using 3D capable computer equipment developed by the AVID 9000 Digital Editing System.The Company is authorized to issue 50,000,000 Common Shares each with a par value of $0.001. During the fiscal year ended July 31, 1999 the Board of Directors and Shareholders of the Company authorized the issuance of a minimum of 900,000, and a maximum of 1,200,000 of its Common Shares in a Regulation D, 504 offering. As of the date of these statements 1,062,000 shares have been sold pursuant to that offering. During the period ended January 31, 2000 the Company sold 208,000 of its Common Shares.

2-SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

(a)     BASIS  OF  ACCOUNTING

     Accounting records of the Company and financial statements are maintained and prepared on an accrual basis.

(b)     FISCAL  YEAR

     The Company's proposed fiscal year end for accounting and tax purposes is July 31.

(c)     ORGANIZATION  COSTS

     The Company incurred $6,042 of organization costs in 1998. These costs, which were paid by shareholders of the Company and which were exchanged for 6,042,200 shares of common stock having a par value of $6,042, were being amortized on a straight line method over a 60 month period through the end of the fiscal year ended July 31, 1999. The remaining organization costs in the amount of $4,913 were expensed in the fiscal year beginning August 1, 1999 due to a change in accounting principals which became effective on January 1, 1999.

 (d)     CASH  EQUIVALENTS

     For Financial Accounting Standards purposes, the Statement of Cash Flows, Cash Equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. Whatever cash amount included on the Company's Statements of Cash Flow, however, will be comprised exclusively of cash.
                                    page F-6

EditWorks,  Ltd.
Notes  to  Financial  Statements
for  the  fiscal  year  ended  July  31,  1999
and  for  the  six  months  ended  January  31,  2000
continued

3-PROPERTY  AND  EXECUTIVE  COMPENSATION

(a)     PROPERTY:

     The  Company's  offices  and  all  of  its records are located at 24843 Del
Prado,  Suite  318,  Dana  Point,  California  92629.

(b)     EXECUTIVE  COMPENSATION:

     From inception through February 1999, the Company paid no cash compensation to its officers or directors. Officers of the Company were reimbursed for out-of-pocket expenses. Beginning in October 1999, and continuing to the date of these financial statements, the Company's President has been receiving compensation in the amount of $5,000 per month. In addition, other Officers may receive compensation for services performed on behalf of the Company. The terms of any such compensation will be determined on the basis of the nature and extent of the services which may be required and will be no less favorable to the Company than the charges for similar services made by independent third parties who are similarly qualified. No officer or director, other than the President, is required to make any specific amount or percentage of his business time available to the Company.

5-STOCKHOLDERS'  EQUITY.

The Company is authorized to issue 50,000,000 shares of common stock having a par value of $0.001. In August 1998, 6,042,200 shares of Common Stock, were issued in exchange for organizational costs which were valued by management at a total of $6,042. In January 1999, 1,062,000 shares of Common Stock, were issued in exchange for $265,500 in cash. In November and December 1999, 208,000 shares of Common Stock, were issued in exchange for $26,000 in cash.
                                    page F-7