Form 10QSB
period 2000-04-30
EDITWORKS LTD
filed 2000-05-05
CIK 1076784

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Third Quarter ended April 30, 2000



                        Commission File Number:  0-28767



                                 Editworks, Ltd.
             (Exact name of Registrant as specified in its charter)



Nevada                                                                88-0403070
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)


24843  Del  Prado  Suite  326  Dana  Point  CA                             92629
(Address  of  principal  executive  offices)                         (Zip  Code)


Registrant's  telephone  number,  including  area  code:         (949)  488-0736


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

As  of  April  30,  2000,  the  number of shares outstanding of the Registrant's
Common  Stock  was  7,312,200.

--------------------------------------------------------------------------------
                          PART I: FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                         ITEM 1.   FINANCIAL STATEMENTS.

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements (under cover of Exhibit F3Q-2000) for the nine months ended April 30, 2000.

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


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

      Briefly summarized here, and reported in detail in previous reports, it is material that the agreement has an initial one-year term, but may be extended for two additional terms for a total of three years. It is an open question whether, at the end of the term, Reliant will choose to purchase the Registrant's equipment, pursuant to agreement, or whether Registrant will retain it. Thus, the Registrant may be in continuous operation for the next three years or may have an election to make at the end of the first year of the contract, whether to purchase new equipment and continue in its present business, or whether then to seek an acquisition, most likely, a reverse acquisition transaction.

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

     We may be forced to effect some advances from its Principal Shareholder, for costs involved in maintenance of corporate franchise and filing reports as may be required. No agreement by the Principal shareholder to make such advances is in place, and no guarantee can presently be given that additional funds, if needed, will be available. It is by far more likely that advances will take the form of providing services on a deferred compensation basis. Should further auditing be required, such services by the Independent Auditor may not be the subject of deferred compensation. The expenses of independent Audit cannot be deferred or compensated in stock or notes, or otherwise than direct payment of invoices in cash.

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

     SUMMARY OF PRODUCT RESEARCH AND DEVELOPMENT. None. We are not engaged in research and development.

     EXPECTED PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None. However, as previously disclosed, Reliance has the option to purchase our equipment on or after September 30, 2000.

     EXPECTED SIGNIFICANT CHANGE IN THE NUMBER OF EMPLOYEES. None. It is possible, however that a significant increase in the business of its sole customer would result in the increase of our editing staff from its present single employee.

 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     OPERATIONS AND RESULTS FOR THE PAST TWO FISCAL YEARS. None. We were incorporated on August 20, 1998, for the purpose of establishing a computer aided, post-production editing service for various media businesses, using 3-D capable computer equipment developed by the Avid 9000 Digital Editing System. We had some limited operations during its first fiscal year ended July 31, 1999. From inception on August 20, 1998 through July 31, 1999, our first fiscal year, we enjoyed revenues of $72,663, with first-year general and administrative and total expenses of $169,213, for a net loss of $96,550 ($0.014 per share) for its first fiscal year.

     More recently, for the nine months ended April 30, 2000, revenues were $34,200, and total expenses were $117,731, for a net loss of $125,631.

     Its current arrangement with Reliant Interactive Media Corp. is presently productive, but may impose interim limitations on our ability to expand current operations. Pursuant to this arrangement, we have placed substantially all of our equipment in Florida, in facilities provided by Reliant, and have stationed our employee at that location. Reliant is the producer of infomercial marketing audio-visual products, principally infomercial video programs to be aired on commercial television. For these services, we are to receive a monthly fee of $10,000.00 of which $2,500.00 monthly is an accumulating investment by Reliant in our equipment. We also accrue a royalty of one quarter of one percent of Reliant's gross sales, less shipping, handling, returns and taxes on all infomercials for which we provide services.

     FUTURE PROSPECTS. We are unable to predict the ultimate direction of its future prospects. It is to be hoped that its arrangement with Reliant would generate introductions and referrals of new business for our editing services. The extent to which we can project ourself as a true going concern for the future, beyond the scope of our single-customer base, will depend upon this eventuality.

 (C) REVERSE ACQUISITION CANDIDATE. A mature and businesslike evaluation of our affairs requires the consideration of certain possible eventualities which, although uncertain and which may not occur, are none the less the kind of events we must be consider. It is possible that we will attract sufficient referrals from its service arrangement with Reliant to provide an incentive to continue with our present business plan, to acquire additional equipment and possibly establish a new and different location for its operations. It is also reasonable to consider that a continuing relationship with Reliant would result in Reliant's becoming the substantial owner of all or most all of our equipment, and that we may not acquire additional equipment and continue to seek customers for it services as presently described. In that case we would continue to own the diminishing assets of royalties from Reliant, but would not be engaged in generating new revenues.

     The logical outcome of the second eventuality would be to seek a profitable business opportunity. The acquisition of such an opportunity could and likely would result in some change in control of our corporation at such time. This would likely take the form of a reverse acquisition. That means that we would likely acquire businesses and assets for stock in an amount that would effectively transfer control to the acquisition target company or ownership group. It is called a reverse-acquisition because it would be an acquisition by us in form, but would be an acquisition of us in substance. Capital formation issues for the future would arise only when targeted businesses or assets have been identified. Until such time, we have no basis upon which to propose any substantial infusion of capital from sources outside of our circle of affiliates.



               The remainder of this page left intentionally blank

--------------------------------------------------------------------------------
                           PART II: OTHER INFORMATION
--------------------------------------------------------------------------------



                           ITEM 1.  LEGAL PROCEEDINGS

                                      None

                          ITEM 2.  CHANGE IN SECURITIES

                                      None

                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                      None

           ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                                      None

                           ITEM 5.  OTHER INFORMATION

                                      None


                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                      None

                                  EXHIBIT INDEX

                       FINANCIAL STATEMENTS AND DOCUMENTS
               FURNISHED AS A PART OF THIS REGISTRATION STATEMENT

        Exhibit F3Q-00: Financial Statements (Un-Audited) April 30, 2000


               The remainder of this page left intentionally blank

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Third Quarter ended April 30, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

                                 EDITWORKS, LTD.

Dated:  April  30,  2000
                   by

/s/                         /s/
J. Dan Sifford              Jena M. Harry
president/director          secretary/director

--------------------------------------------------------------------------------
                                EXHIBIT F3Q-2000

                         UN-AUDITED FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED APRIL 30, 2000
--------------------------------------------------------------------------------

                                 EDITWORKS, LTD.
                                  BALANCE SHEET
                     For the fiscal year ended July 31, 1999
                    And the nine months ended April 30, 2000

                                                       April 30,    July 31,
                                                             2000        1999
                                                       -----------  ----------
CURRENT ASSETS
Cash                                                   $    1,285   $     165
Accounts receivable                                        85,885      37,886
                                                       -----------  ----------
TOTAL CURRENT ASSETS                                       87,170      38,051
OTHER ASSETS
Organizational Costs                                                    4,913
Editing equipment                                         176,722     176,372
Depreciation                                              (50,416)    (22,831)
                                                       -----------  ----------
TOTAL OTHER ASSETS                                        126,306     158,454
TOTAL ASSETS                                              213,476     196,505
                                                       ===========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable                                          138,115      21,513
                                                       -----------  ----------
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 50,000,000
   shares; issued and outstanding, 7,104,200 shares
   and 7,312,200 shares respectively                        7,312       7,104
Additional Paid-In Capital                                290,230     264,438
Accumulated Equity (Deficit)                             (222,181)    (96,550)
Total Stockholders' Equity                                 75,361     174,992
                                                       -----------  ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  213,476     196,505
                                                       ===========  ==========

   The accompanying notes are an integral part of these financial statements.

                                 EDITWORKS, LTD.
              STATEMENTS OF LOSS AND ACCULATED DEFICIT (UNAUDITED)
                     For the fiscal year ended July 31, 1999
                    And the nine months ended April 30, 2000

                                                              From inception on
                                                              August 20,1998
                                                              through
                                      April 30,   July 31,    April 30,
                                           2000        1999                2000
                                      ----------  ----------  ------------------
Revenues                                 34,200      72,663             106,863
General and administrative expenses     159,831     169,213             329,044
Net Loss from Operations               (125,631)    (96,550)           (222,181)
Net Income (Loss)                      (125,631)    (96,550)           (222,181)
                                      ==========  ==========  ==================
Loss per Share                         (0.01755)   (0.01449)           (0.03215)
                                      ==========  ==========  ==================
Weighted Average
shares outstading                     7,158,200   6,661,700           6,909,950
                                      ==========  ==========  ==================

   The accompanying notes are an integral part of these financial statements.

                                 EDITWORKS, LTD.
             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED) For the period from inception of the Development Stage
                    On August 20, 1998, through July 31, 1999
                    And the nine months ended April 30, 2000

                                                     Additional   Accumulated    Total Stock-
                                  Common     Par     Paid-In      Equity         holders' Equity
                                  Stock      Value   Capital          (Deficit)          (Deficit)
                                  ---------  ------  -----------  -------------  -----------------

Common Stock issued at inception  6,042,200  $6,042  $         0  $          0   $           6,042

Sale of Common Stock              1,062,000   1,062      264,438             0                   0

Net (loss) during period                  0       0            0       (96,550)                  0

Balance at July 31, 1999          7,104,200  $7,104  $   264,438      ($96,550)  $         174,992

Sale of Common Stock                208,000     208       25,792             0                   0

Net (loss) during period                  0  $    0  $         0     ($125,631)  $               0

Balance at April 30, 2000         7,312,200  $7,312  $   290,230     ($222,181)  $          75,361

   The accompanying notes are an integral part of these financial statements.

                                 EDITWORKS, LTD.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                     For the fiscal year ended July 31, 1999
                    And the nine months ended April 30, 2000

                                                                       From inception on
                                                                       August 20,1998
                                                                       through
                                              April 30,    July 31,    April 30,
                                                    2000        1999                 2000
                                              -----------  ----------  -------------------
Operating Activities
Net Income (Loss)                              ($125,631)   ($96,550)           ($222,181)
Less items not effecting cash (amortization)      26,456      23,960               50,416
Less items not effecting cash
     (organizational expense)                      4,913                            4,913
                                              -----------  ----------- -------------------
Net Cash from Operations                         (94,263)    (72,590)            (166,853)
Cash Increase (Decrease) Sale of Stock            26,000     265,500              291,500
Cash Increase (Decrease) Investment in
computerized editing equipment                      (350)   (176,372)            (176,722)
Cash Increase (Decrease) Accounts payable        118,061      21,513              139,574
Cash Increase Accounts receivable                (47,999)    (37,886)             (85,885)
                                              -----------  ----------  -------------------
Beginning Cash                                       165         -0-                  -0-
Ending Cash                                   $    1,285   $     165   $            1,285
                                              ===========  ==========  ===================

   The accompanying notes are an integral part of these financial statements.

                                 EDITWORKS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                     for the fiscal year ended July 31, 1999
                  and for the nine months ended April 30, 2000




1-FORMATION  AND  OPERATIONS  OF  THE  COMPANY

     EditWorks, Ltd. (the Company) was incorporated in the state of Nevada on August 20, 1998. The Company operates a computer aided, post-production editing service for the TV, video and movie business using 3D capable computer equipment developed by the AVID Digital Editing System.The Company is authorized to issue 50,000,000 Common Shares each with a par value of $0.001. During the fiscal year ended July 31, 1999 the Board of Directors and Shareholders of the Company authorized the issuance of a minimum of 900,000, and a maximum of 1,200,000 of its Common Shares in a Regulation D, 504 offering. As of the date of these statements 1,062,000 shares have been sold pursuant to that offering. During the period ended April 30, 2000 the Company sold 208,000 of its Common Shares.

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

EditWorks,  Ltd.
Notes  to  Financial  Statements
for  the  fiscal  year  ended  July  31,  1999
and  for  the  nine  months  ended  April  30,  2000
continued

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