Form 10KSB
period 2000-07-31
EDITWORKS LTD
filed 2000-11-13
CIK 1076784

--------------------------------------------------------------------------------
                                 J. Dan Sifford
                                    PRESIDENT
                                 Editworks, Ltd
                              24843 Del Prado, #318
                              Dana Point, CA 92629
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                     34700 Pacific Coast Highway, Suite 303
                           Capistrano Beach, CA 92624
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------

                                  FORM 10-K-SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
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

As  of  7/31/00

     the aggregate number of shares held by non-affiliates was approximately 1,317,400. shares.

     the number of shares outstanding of the Registrant's Common Stock was 7,312,200.

[] (Indicate by check mark whether if disclosure of delinquent filers ( 229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)


                        Exhibit Index is found on page 15

Introduction                                                                   3

PART  I                                                                        3

Item  1.  Description  of  Business                                            3

Item  2.  Description  of  Property                                            6

Item  3.  Legal  Proceedings                                                   6

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders          6

PART  II                                                                       6

Item  5.  Market  for  Common  Equity  and  Stockholder  Matters               6
      (a)  Description  of  Securities                                         6
      (b)  Market  Information                                                 6
      (c)  Holders                                                             7
      (d)  Dividends                                                           7
      (e)  Sales  of  Unregistered  Common  Stock  1999-2000                   7
      (f)  Secondary  Trading                                                  7

Item  6.  Management's  Discussion  and  Analysis or Plan of Operation         9
      (a)  Plan  of  Operation                                                 9
      (b)  Discussion and Analysis of Financial Condition and Results of
           Operations                                                         10
      (c)  Reverse  Acquisition  Candidate                                    11

Item  7.  Financial  Statements                                               12

Item  8.  Changes  In  and  Disagreements  With  Accountants
          on  Accounting  and  Financial  Disclosure                          12

PART  III                                                                     13

Item  9.  Directors and Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                   13

Item  10.  Executive  Compensation                                            14

Item  11.  Security Ownership of Certain Beneficial Owners and Management     14
      (c)  Changes  in  Control                                               15

Item  12.  Certain  Relationships  and  Related  Transactions                 15

Item  13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   15
      (a)  Financial  Statements                                              15
      (b)  Form  8-K  Reports                                                 15
      (c)  Exhibits                                                           15

                                  INTRODUCTION

     We  filed  Form  10-SB voluntarily to register our common stock pursuant to
Section 12(g) of the Securities Exchange Act of 1934, in order to comply with the requirements of National Association of Securities Dealers for submission for quotation on the Over-the-Counter Bulletin Board, often called OTCBB . Our common stock is presently quoted on the OTCBB. The requirements of the OTCBB are that the financial statements and information about the Registrant be reported periodically to the Commission and be and become information that the public can access easily. This Registrant wishes to report and provide disclosure voluntarily, and will file periodic reports in the event that its obligation to file such reports is suspended under the Exchange Act.

      Our Registration became effective about March 2, 2000. Our fiscal year end is July 31. This Report contains information of events occurring after July 31, 2000, but during the 90 days following our year end.

     We may be the subject of a Reverse Acquisition . A reverse acquisition is the acquisition of a private ( Target ) company by a public ( Registrant ) company, by which the private company's shareholders acquire control of the public company. While no negotiations are in progress, and no potential targets have been identified, the business plan of this Registrant is to find such a target or targets, and attempt to acquire them for stock. While no such arrangements or plans have been adopted or are presently under consideration, it would be expected that a reverse acquisition of a target company or business would be associated with some private placements and/or limited offerings of common stock of this Registrant for cash. Such placements, or offerings, if and when made or extended, would be made with disclosure and reliance on the businesses and assets to be acquired, and not upon the present condition of this Registrant.

                                     PART I


                        ITEM 1.  DESCRIPTION OF BUSINESS.


(A) HISTORICAL INFORMATION. This Corporation, Editworks, Ltd. was incorporated in the State of Nevada on August 20, 1998, for the purpose of establishing a computer aided, post-production editing service for various media businesses.

      (1) On October 15, 1998, we authorized our initial issuances: 6,042,200 shares to seven founders pursuant to section 4(2) of the Securities Act of 1933 at par value of $0.001.

      (2) Also on October 15, 1998, we offered a maximum of 300 units at $1,000.00 per unit. Each unit consisted of 4,000 shares of common stock and one warrant to purchase up to an additional 4,000 shares of common stock for $0.75 within eighteen months of the offering date. This translates to an offering of 1,200,000 shares and 1,200,000 warrants, at a per share price of $0.25. The result was that we placed 1,062,000 shares, and a like number of shares, to 27 highly sophisticated investors, with pre-existing relationships to management, pursuant to Regulation D, Rule 504, as then in force, promulgated by the Securities and Exchange Commission pursuant to section 3(b) of the Act.

      (3) About April 26, 2000, we formally issued an additional 208,000 shares to four highly sophisticate investors pursuant to Section 4(2) of the Securities Act of 1933, at $0.125 per share. It appears that these shares had been subscribed for in November of 1999.

      (4) As a result, on July 31, 2000 we had 7,312,200 shares of common stock issued and outstanding, and no other shares, warrants, options or convertible securities. All warrants expired unexercised and were no further force or effect.

(B) THE FORMER BUSINESS OF REGISTRANT AND ITS SUBSIDIARIES. We had been in the business of operating a computer aided, post-production editing service for various media businesses, using 3-D capable computer equipment developed by the Stratosphere Digital Editing System. The Stratosphere is the only disk-based digital nonlinear video work-station to feature real-time, full-motion alpha keys for two independent 3-D video channels, the equivalent of four video channels.

(C) THE REORGANIZATION. On May 24, 2000, we reorganized our corporation by placing our operating business into a newly created and wholly-own subsidiary, NetFilms, Inc., without change or interruption of our operating business.

(D) SPIN-OFF. The following events occurring after July 31, 2000, are reported as material subsequent events. On August 31, 2000, we resolved to distribute ownership of our operating subsidiary to our shareholders, one share of NetFilms, Inc. for every share EditWorks, Ltd. As a result, out existing shareholder base was unchanged, and our shareholders became the shareholders of NetFilms, Inc., a private Nevada corporation.

(E) SHARE BUY-BACK. The following events occurring after July 31, 2000, are reported as material subsequent events. J. Dan Sifford Jr., our former President and Director, owned (pre-split) 5,994,800 (83.67%) on July 31, 2000. On September 5, 2000, the Officers were empowered and directed to effect a buy-back and retirement of (pre-split) 2,400,000 shares of common stock from J. Dan Sifford, for $2,400.00, being par value, the basis upon which such shares were issued to him. Mr. Sifford agreed and joined in this corporate action. Accordingly following the 24,000,000 (post-split) buy-back, the total issued and outstanding common stock, on September 6, 2000 and currently was and is 4,912,200.

                             Pre-Split  Post-Split
--------------------------------------------------
Affiliate Founder 4(2). . .  3,594,800  35,948,000
Non-Affiliate Founders 4(2)     47,400     474,000
Investors 504 . . . . . . .  1,062,000  10,620,000
Investors 4(2). . . . . . .    208,000   2,080,000
==================================================
              Total . . . .  4,912,200  49,122,000
--------------------------------------------------

From this point forth, in this report, share amounts will be indicated as to pre-split and/or post-split status, accordingly.

(F) FORWARD SPLIT. The following events occurring after July 31, 2000, are reported as material subsequent events. On September 4, 2000 we declared a ten for one forward split of our common stock. The record date was September 19, 2000. As a result, our 4,912,200 pre-split shares became 49,122,000 shares of common stock issued and outstanding. The effect of this forward split, by category of issuance is illustrated with the following table.

                Pre-Split  Post-Split
-------------------------------------
Founders 4(2).  3,642,000  36,420,000
Investors 504.  1,062,000  10,620,000
Investors 4(2)    208,000   2,080,000
=====================================
Total. . . . .  4,912,000  49,120,000
-------------------------------------

(G) FINANCING PLANS. For more information, please see Item 6 of Part II, Management's Discussion and Analysis.

(H) GOVERNMENT REGULATION. There are no issues of government regulation unique to this Registrant or its business.

(I) COMPETITION. There are no issues of competition at this time. For more information, please see Item 6 of Part II, Management's Discussion and Analysis.

(J) PLANNED ACQUISITIONS. There are no planned acquisitions, at this time. For more information, please see Item 6 of Part II, Management's Discussion and Analysis.

(K)  EMPLOYEES.  We  have  two  remaining  officers.

(L) REVERSE ACQUISITION CONTINGENCY. We may become a candidate for a reverse acquisition transaction. A mature and businesslike evaluation of our affairs require the consideration of the foreseeable possibility of business failure. Accordingly, this Registration Statement will include a discussion of that contingency, which, although uncertain, and which may not occur. While we have no present plans to engage in Reverse Acquisition transactions, such transactions are possible and forseeable, and for the reason that we are thinly capitalized, and have no current business or business plan. This subject is further discussed in Item 6 of Part II, Management's Discussion and Analysis, and also Item 5(e) of Part II, Secondary Trading.

(M) VOLUNTARY REPORTING CONTINGENCY. We do not anticipate any contingency upon which we would voluntarily cease filing reports with the SEC, even though we are not required to do so. It is in our compelling interest to report our affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its qualification for the OTCBB.

                        ITEM 2.  DESCRIPTION OF PROPERTY.

     None.


                           ITEM 3.  LEGAL PROCEEDINGS.

     There are no legal proceedings pending against the Company, as of the preparation of this Report.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.


 (A) DESCRIPTION OF SECURITIES. Our Capital Authorized and Issued. The Registrant is authorized to issue 50,000,000 shares of a single class of Common Voting Stock, of par value $0.001. There were 7,312,200 (pre-split) shares are issued and outstanding on July 31, 2000. On September 5, 2000, we repurchased 2,400,000 (pre-split) affiliate control shares, reducing the total issued and outstanding to the present 4,912,2000. On September 4, 2000 we declared a ten for one forward split of our common stock. On September 19, 2000 our 4,912,200 pre-split shares became 49,122,000 shares of common stock issued and outstanding. The effect of this forward split, by category of issuance is illustrated with the following table.All shares of Common Stock when issued were fully paid for and nonassessable. Each holder of Common Stock is entitled to one vote per share on all matters submitted for action by the stockholders. All shares of Common Stock are equal to each other with respect to the election of directors and cumulative voting is not permitted; therefore, the holders of more than 50% of the outstanding Common Stock can, if they choose to do so, elect all of the directors. The terms of the directors are not staggered. Directors are elected annually to serve until the next annual meeting of shareholders and until their successor is elected and qualified. There are no preemptive rights to purchase any additional Common Stock or other securities of the Registrant. The owners of a majority of the common stock may also take any action without prior notice or meeting which a majority of shareholders could have taken at a regularly called shareholders meeting, giving notice to all shareholders thereafter of the action taken. In the event of liquidation or dissolution, holders of Common Stock are entitled to receive, pro rata, the assets remaining, after creditors, and holders of any class of stock having liquidation rights senior to holders of shares of Common Stock, have been paid in full. All shares of Common Stock enjoy equal dividend rights. There are no provisions in the Articles of Incorporation or By-Laws which would delay, defer or prevent a change of control.

 (B) MARKET INFORMATION. Our Company, has one class of securities, Common Voting Equity Shares ( Common Stock ). The Company's Securities may be quoted in the over-the-counter market, on the Bulletin Board ( OTCBB ). To the best of our knowledge there has been little or no trading in our common shares. We face a young, sporadic and potentially volatile trading market. Quotations for, and transactions in the Securities, and transactions are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short.

Quarter.  our      high bid  low bid  volume
ending .  quarter
---------------------------------------------
Oct 98 .      1st         0        0        0
Jan 99 .      2nd         0        0        0
April 99      3rd         0        0        0
July 99.      4th         0        0        0
Oct 99 .      1st         0        0        0
Jan 00 .      2nd         0        0        0
April 00      3rd         0        0        0
July 00.      4th    3.7812     2.75  881,000
---------------------------------------------


     The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions. The source is finance.yahoo.com
                                -----------------

 (C) HOLDERS. Management calculates that the approximate number of holders of the Company's Common Stock, as of July 31, 2000 was 34.

 (D) DIVIDENDS. We have not paid any cash dividends on our Common Stock, and do not anticipate paying cash dividends on our Common Stock in the next year. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of the Company and other factors that the Board of Directors may deem relevant.

 (E) SALES OF UNREGISTERED COMMON STOCK 1999-2000. About April 26, 2000, we formally issued an additional 208,000 (pre-split) shares to four highly sophisticate investors pursuant to Section 4(2) of the Securities Act of 1933, at $0.25 per share. It appears that these 2,080,000 (post-split) shares had been subscribed and paid for in November of 1999. These investors enjoyed pre-existing relationships with management providing them access to the kind of information which registration would have provided. Their sophistication was determined by reference to their respective income, net worth and previous investment experience.

 (F) SECONDARY TRADING. This refers to the marketability to resell shares of our common stock in brokerage transactions. That marketability is generally governed by Rule 144, promulgated by the Securities and Exchange Commission pursuant to
Section 3 of the Securities Act of 1933. Securities which have not been registered pursuant to the Securities Act of 1933, but were exempt from such registration when issued, are generally Restricted Securities as defined by Rule 144(a). The impact of the restrictions of Rule 144 are (a) a basic one year holding period from purchase; and (b) a limitation of the amount any shareholder may sell during the second year, as to non-affiliates of the Registrant; however, as to shares owned by affiliates of the Registrant, the second-year limitation of amounts attaches and continues indefinitely, at least until such person has ceased to be an affiliate for 90 days or more. The limitation of amounts is generally 1% of the total issued and outstanding in any 90 day period. There were 7,312,200 (pre-split) 73,122,000 (post-split) shares are issued and outstanding on July 31, 2000. On September 5, 2000, we repurchased 24,000,000 (post-split) affiliate control shares, reducing the total issued and outstanding to the present 49,122,000. Accordingly 1% of this total is 491,220 shares.

     (1) AFFILIATE OWNED SHARES. J. Dan Sifford Jr., our former President and Director, owned (pre-split) 5,994,800 (83.67%) on July 31, 2000. On September 5, 2000, the Officers were empowered and directed to effect a buy-back and retirement of (pre-split) 2,400,000 shares of common stock from J. Dan Sifford, for $2,400.00, being par value, the basis upon which such shares were issued to him. Mr. Sifford agreed and joined in this corporate action. Mr. Sifford continues to own 3,594,800 (pre-split) 35,948,000 (post-split) shares.

     The consequences of holding control securities are found in the definition of underwriter . In its most basic provision, 2(a)(11) defines the term to mean any person who has purchased from an issuer with a view to, or offers to sell for an issuer in connection with, the distribution of any security. As used in this [section] the term `issuer' shall includeany person directly or indirectly controlling or controlled by the issuer, or any person under direct or common control with the issuer. In more simple and concise English the term `Underwriter' means any person who has purchased from an issuer or an affiliate with a view to, or offers or sells for an issuer or an affiliate in connection with, the distribution of any security. Distribution is not defined in the statute, but is understood generally to be synonymous with public offering.

     It is the view of the Staff of the Commission that, both before and after a business combination or transaction with an operating entity or other person, the promoters or affiliates of blank check companies, as well as their transferees are `underwriters' of the securities issued. The Staff is also of the view that the securities involved can only be resold through registration under the Securities Act. Similarly Rule 144 would not be available for resale transactions in this situation.

     We have indicated a forseeable Reverse Acquisition Contingency. We have no present business or business plan. We may be classified as a "blank check" company as defined in Rule 419, adopted by the Commission pursuant to section 3(b) of the 1933 Act. Accordingly, our Special Securities Counsel is of the view that the Affiliate 35,948,000 (post-split) shares are not Restricted Securities entitled to reliance on Rule 144 or other normal resale exemption at this time, and may not be so entitled for an indefinite future. In the event of any acquisition or business combination with an operating entity, these affiliate shares will either be (i) held for investment pending registration or (ii) cancelled and returned to treasury.

     (2) NON-AFFILIATE OWNED SHARES. Non-Affiliate Founders own 474,000 (post-split) shares issued October 15, 1998. These share are about to become two-years old, held continuously by non-affiliates for this period. On October 15, 2000, these share cease to be restricted securities pursuant to Rule 144(k). Non-Affiliate investors own 10,620,000 (post-split) shares issued pursuant to Rule 504 about November of 1998. These shares are not Restricted Securities as defined by Rule 144(a). About April 26, 2000, we formally issued an additional 208,000 (pre-split) shares to four highly sophisticate investors pursuant to
Section 4(2) of the Securities Act of 1933, at $0.125 per share. It appears that these 2,080,000 (post-split) shares had been subscribed and paid for in November of 1999. On or about November 30, 2000, these non-affiliate shares will be one year old, and subject to resale in limited amounts pursuant to Rule 144(e)(2).

OPTIONS AND DERIVATIVE SECURITIES. There are no outstanding options or derivative securities of this Registrant. There are no shares issued or reserved which are subject to options or warrants to purchase, or securities convertible into common stock of this Registrant. There are, as mentioned previously, the 1,062,200 eighteen month warrants exercisable on or before April 15, 2000.

RISKS OF "PENNY STOCK." The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg.Section 240.3a51-1 of the Securities and Exchange Commission. Penny stock are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange;
(iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ) listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

     Section  15(g) of the Securities Exchange Act of 1934, as amended, and Reg.
Section 240.15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Moreover, Reg. Section 240.15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A) PLAN OF OPERATION. We had been in the business of operating a computer aided, post-production editing service for various media businesses, using 3-D capable computer equipment developed by the Stratosphere Digital Editing System. The Stratosphere is the only disk-based digital nonlinear video work-station to feature real-time, full-motion alpha keys for two independent 3-D video channels, the equivalent of four video channels. On May 24, 2000, we reorganized our corporation by placing our operating business into a newly created and wholly-own subsidiary, NetFilms, Inc., without change or interruption of our operating business. On August 31, 2000, we resolved to distribute ownership of our operating subsidiary to our shareholders, on share of NetFilms, Inc. for every share EditWorks, Ltd. As a result, out existing shareholder base was unchanged, and our shareholders became the shareholders of NetFilms, Inc., a private Nevada corporation. As a further result, we have no present business or business plan.

     We do not anticipate any contingency upon which we would voluntarily cease filing reports with the SEC, even though we may cease to be required to do so. It is in our compelling interest to report its affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its qualification for the OTCBB. We will continue to file required reports and will begin the evaluation of possible future corporate opportunities.

      (1) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We have no plan at this time.

      (2)  CASH REQUIREMENTS AND NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. None.

      (3)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

      (4)  EXPECTED  PURCHASE  OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None.

      (5)  EXPECTED  SIGNIFICANT  CHANGE  IN  THE  NUMBER  OF  EMPLOYEES.  None.


 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (1) OPERATIONS AND RESULTS FOR THE PAST TWO FISCAL YEARS. None. We were incorporated on August 20, 1998, for the purpose of establishing a computer aided, post-production editing service for various media businesses, using 3-D capable computer equipment developed by the Avid 9000 Digital Editing System. We had some limited operations during its first fiscal year ended July 31, 1999. From inception on August 20, 1998 through July 31, 1999, our first fiscal year, we enjoyed revenues of $72,663, with first-year general and administrative and total expenses of $169,213, for a net loss of $96,550 ($0.014 per share) for our first fiscal year.

     Our second fiscal year showed some modest improvement before events occurring after July 31, 2000. On August 31, 2000, we resolved to distribute ownership of our operating subsidiary to our shareholders, one share of NetFilms, Inc. for every share of EditWorks, Ltd. As a result, our existing shareholder base was unchanged, and our shareholders became the shareholders of NetFilms, Inc., a private Nevada corporation

      On September 4, 2000 we declared a ten for one forward split of our common stock. The record date was September 19, 2000. As a result, our 7,312,200 pre-split shares became 73,122,000 shares of common stock issued and outstanding.


     Our  second  year  operations  are  illustrated  in  the  following  table.

                                                                          Inception
                                                                          March 26,
                                                                            1999
                                                                              To
 Operations                                       .  Year ended July 31    July 31,
                                                      2000        1999        2000
-----------------------------------------------------------------------------------
Revenues: . . . . . . . . . . . . . .  $           106,956   $  72,663   $ 179,619
 Total Revenues . . . . . . . . . . .              106,956      72,663     179,619
(Expenses): General & Administrative.             (198,948)   (169,213)   (368,161)
 (Total Expenses) . . . . . . . . . .             (198,948)   (169,213)   (368,161)
Net (Loss). . . . . . . . . . . . . .              (91,992)    (96,550)   (188,542)


      (2) FUTURE PROSPECTS. We are unable to predict the ultimate direction of our future prospects. It is to be hoped that its arrangement with Reliant would generate introductions and referrals of new business for our editing services. The extent to which we can project ourself as a true going concern for the future, beyond the scope of our single-customer base, will depend upon this eventuality.

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


                         ITEM 7.  FINANCIAL STATEMENTS.

     Please see the Exhibit Index found on page 15 of this Report. The financial statements listed therein, attached hereto and filed herewith are incorporated herein by this reference as though fully set forth herein.


             ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


             The Remainder of this Page is Intentionally left Blank

                                    PART III


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

J. Dan Sifford, Jr., (63)(President/Director) grew up in Coral Gables, Florida, where he attended Coral Gables High School and the University of Miami. After leaving the University of Miami, Mr. Sifford formed a wholesale consumer goods distribution company which operated throughout the southeastern United States and all of Latin America. In 1965, as an extension of the operations of the original company, he founded Indiana Corporation (Indiana), a Panamanian company which was involved in supply and financing arrangements with many of the Latin American Governments, in particular, their air forces and their national airlines. As customer requirements dictated, separate subsidiaries were established to handle specific activities. During each of the past five years he has served as President of Indasia, which serves only as a holding company owning: 100% of Indiana Aviation Corp. (a company which owns aircraft but has no operations); 100% of Overseas Aviation Corporation (a company which owns Air Carrier Certificates but has no operations); 50% of Robmar International, S.A. (a company operates a manufacturing plant in Argentina and Brazil, but in which Mr. Sifford holds no office). In addition to his general aviation experience, Mr. Sifford, an Airline Transport rated pilot, has twenty two years experience in the airline business, and is currently the President of Airline of the Virgin Islands, Ltd. a commuter passenger airline operating in the Caribbean, and has been its president continuously during each of the past five years. For the past several years Mr. Sifford has served as United States Managing Director of Intrepid International, S.A. a Panama Corporation, providing consulting services to international private companies in approaching the United States public market place for products, financing and securities. Mr. Sifford is not and has never been a broker-dealer. He has acted primarily as consultant, and in some cases has served as an interim officer and director of public companies in their development stage.

     Currently Mr. Sifford is an Officer/Director Oasis Entertainment's 4th Movie Project, Inc. (a corporation engaged in the production of and investment in entertainment projects. It is actively engaged in business. Its shares have never traded;) North American Security & Fire (an operating company, in the business of fire prevention, and the installation of alarm and security systems. This company is not currently quoted on the OTCBB or NQB Pink sheets, and its shares are not trading;)

     During the past five years, Mr. James has served as an interim officer or director of the following public, or semi-public companies: Air Epicurean, Inc., All American Aircraft, Earth Industries, Professional Recovery Systems, Inc., Richmond Services, Inc., Telecommunications Technologies, Ltd., Net J. com, and World Staffing II, Inc.


Jena Minnick-Harry is Secretary/Treasurer of the Registrant. She has been working in the administrative and operations division of motion picture production and theatrical production for the last four years. She has been the Production Manager and Accountant for four feature films, one documentary, and four infomercials. She has also been the Producer and Co-Director for three theatrical productions. Ms. Harry is currently the Operations and Production Manager for an independent film company, Oasis Entertainment Corp. Her previous business experience includes Hospitality Sales and Marketing, Medical Equipment Manufacturer Marketing, Catering Sales and Operations and Graphic Design. Ms. Harry has a Bachelors Degree in Marketing and a minor in Psychology from Johnson & Wales University. As Secretary/Treasurer of the Registrant she will manage all production, supervise marketing activities, oversee editing services, and be responsible for controlling the payables and receivables and managing the day-to-day operations of the Company.


                        ITEM 10.  EXECUTIVE COMPENSATION.

     During the current fiscal year we have accrued but not paid fees for services of our officers and directors, on a time/fee basis: J. Dan Sifford (5.50 hours @ $150 = $825); Jena Minnick (5.50 hours @ 125 = $687.50). There is no plan of compensation or other compensation paid to our officers or directors, no stock awards, bonuses or options.


    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. To the best of our knowledge and belief the following disclosure presents the total security ownership of all persons, entities and groups, known to or discoverable by Registrant, to be the beneficial owner or owners of more than five percent of any voting class of Registrant's stock. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information. The Registrant has only one class of stock; namely Common Stock.

 (B) SECURITY OWNERSHIP OF MANAGEMENT. To the best of our knowledge and belief the following disclosure presents the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, of Registrant, known to or discoverable by Registrant. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information.

                                    TABLE A/B
                                  COMMON STOCK
                 OFFICERS AND DIRECTORS AND OWNERS OF 5% OR MORE

 Name and Address of Beneficial Owner  Post-Split
                                       ownership         %
----------------------------------------------------------
J. Dan Sifford Jr. (1)  President . .  35,948,000    73.18
3131 South West Freeway, #42
Houston TX  77098
----------------------------------------------------------
Jena Minnick-Harry   Secretary. . . .         -0-     0.00
3 San Bittern
Aliso Viejo CA 92656
----------------------------------------------------------
All Officers and Directors as a Group  35,948,000    73.18
----------------------------------------------------------
Total Shares Issued and Outstanding .  49,122,000   100.00
----------------------------------------------------------

(1) Please see Item 5(f) of Part II, Secondary Trading for more information about Mr. Sifford's ownership and restrictions upon its tradeability.


 (C) CHANGES IN CONTROL. There are no arrangements known to Registrant, including any pledge by any persons, of securities of Registrant, which may at a subsequent date result in a change of control of the Registrant. We are not presently searching for a profitable business opportunity. We may begin such a search. The acquisition of such an opportunity, should one occur in future, could and likely would result in some change in control of the Registrant at such time.


            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.


   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 (A)  FINANCIAL  STATEMENTS.  Please  see  the  following  Exhibit  Index.

 (B)  FORM  8-K  REPORTS.  None

 (C)  EXHIBITS.

--------------------------------------------------------------------------------
                              FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
          Audited  Financial  Statements
00-FK     for the years ended July 31, 2000, 1999, and from inception         16
--------------------------------------------------------------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

                                 EDITWORKS, LTD.

Dated:  November  3,  2000

                      by

/s/J. Dan Sifford          /s/Jena Minnick-Harry
   J. Dan Sifford             Jena Minnick-Harry
   president/director         secretary/director

--------------------------------------------------------------------------------
                                  EXHIBIT 00-FK
                          AUDITED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED JULY 31, 2000, 1999,
                               AND FROM INCEPTION
--------------------------------------------------------------------------------

                                 EDITWORKS, LTD.
                          (a Development Stage Company)
                              Financial Statements
                              July 31, 2000 and 1999

                                 C O N T E N T S


Independent  Auditors'  Report       .                         19

Balance  Sheets                                                20

Statements  of  Operations     .                               21

Statements  of  Stockholders'  Equity                          22

Statements  of  Cash  Flows                                    23

Notes  to  the  Financial  Statements                          24

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Editworks, Ltd.

We  have  audited  the  accompanying  balance  sheets  of  Editworks,  Ltd.  (a
Development Stage Company) as of July 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the year ended July 31, 2000, from inception on August 20, 1998 through July 31, 1999, and from inception on August 20, 1998 through July 31, 2000 . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Editworks, Ltd. (a Development Stage Company) as of July 31, 2000 and 1999 and the results of its operations and cash flows for the year ended July 31, 2000, from inception on August 20, 1998 through July 31, 1999, and from inception on August 20, 1998 through July 31, 2000 in conformity with generally accepted accounting principles.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company's recurring operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Chisholm & Associates
Chisholm & Associates
Salt  Lake  City,  Utah
August  31,  2000

                                 EDITWORKS, LTD.
                          (a Development Stage Company)
                                  Balance Sheets

                                     ASSETS

                                                   July  31,       July  31,
                                                     2000            1999
----------------------------------------------------------------------------
Current  assets
   Cash  (Note  1)                              $     580         $     165
   Accounts  receivable                            63,790            37,886
----------------------------------------------------------------------------
Total  Current  Assets                             64,370            38,051
----------------------------------------------------------------------------
Property  &  Equipment,  Net  (Note  3)           117,488           153,541
----------------------------------------------------------------------------
Organizational  Costs                                   0             4,913
----------------------------------------------------------------------------
      Total  Assets                            $  181,858        $  196,505
============================================================================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities
Accounts payable-related party (Note 6)           39,948             21,513
   Advances  -  related  party  (Note  6)         32,910                  0
----------------------------------------------------------------------------
Total  Current  Liabilities                       72,858             21,513
----------------------------------------------------------------------------
Stockholders'  Equity

   Common  Stock,  authorized
     50,000,000  shares  of  $.001  par  value,
     issued  and  outstanding  7,312,200
     and  7,104,200  shares                        7,312              7,104
   Additional  Paid  in  Capital                 290,230            264,438
   Deficit  Accumulated  During  the
     Development  Stage                         (188,542)          (96,550)
----------------------------------------------------------------------------
Total  Stockholders'  Equity                     109,000            174,992
----------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity    $  181,858         $  196,505
============================================================================

                                 EDITWORKS, LTD.
                          (a Development Stage Company)
                            Statements of Operations

                                                                  From inception
                                                       From        On August 20,
                                        For  the     inception  on     20, 1998
                                      Year  Ended  August  20,  1998    through
                                        July 31,   through July 31,    July 31,
                                          2000           1999           2000
--------------------------------------------------------------------------------
Revenues:                            $   106,956    $   72,663      $    179,619

Expenses:
   General  and  administrative          198,948       169,213           368,161
--------------------------------------------------------------------------------
          Total  Expenses                198,948       169,213           368,161
--------------------------------------------------------------------------------
Net  Loss                            $   (91,992)   $  (96,550)     $  (188,542)
================================================================================
Net  Loss  Per  Share                $      (.01)   $     (.01)     $      (.02)
================================================================================
Weighted average shares outstanding    7,173,533      6,661,700        6,917,956
================================================================================

                                 EDITWORKS, LTD.
                          (a Development Stage Company)
                        Statement of Stockholders' Equity

                                                                       Deficit
                                                                     Accumulated
                                                         Additional   During the
                                  Common  Stock            paid-in    Developmen
                               Shares        Amount        capital      Stage
--------------------------------------------------------------------------------
Balances at August 20, 1998           0   $        0  $          0   $         0
Common stock, issued to organizers for
organizational costs at
valued  at  $6,042            6,042,200        6,042             0             0

Stock issued for cash at
$.25 per share                1,062,000        1,062       264,438             0

Net loss for the year ended
July 31, 1999                         0            0             0      (96,550)
--------------------------------------------------------------------------------
Balance,  July  31,  1999     7,104,200        7,104       264,438      (96,550)

Stock issued for cash at
$.25 per share                  208,000          208        25,792             0

Net loss for the year ended
July 31, 2000                         0            0             0      (91,992)
--------------------------------------------------------------------------------
Balance, July 31, 2000        7,312,200     $  7,312    $  290,230  $  (188,542)
================================================================================

                                 EDITWORKS, LTD.
                          (a Development Stage Company)
                            Statements of Cash Flows
                                                                  From inception
                                                            From       On August
                                         For the       inception  on    20, 1998
                                       Year  Ended    August 20, 1998    through
                                          July 31,    through July 31,  July 31,
                                            2000           1999           2000
--------------------------------------------------------------------------------
Cash  Flows  form  Operating
 Activities:
     Net  loss                        $   (91,992)    $   (96,550)   $ (188,542)
Adjustments  to  reconcile
net  loss  to  net  cash
provided  by  operations:
Depreciation  &  Amortization              41,316          23,960         65,276
Increase  in  receivables                 (25,904)        (37,886)      (63,790)
       Increase  in payables               18,435          21,513         39,948
       Increase  in  advances              32,910               0         32,910
--------------------------------------------------------------------------------
Net  Cash  (Used)  Provided  by
 Operating  Activities                    (25,235)        (88,963)     (114,198)
--------------------------------------------------------------------------------
Cash  Flows  from  Investment
 Activities:
      Purchase  of  Equipment                (350)       (176,372)     (176,722)
--------------------------------------------------------------------------------
Net  Cash  (Used)  Provided  by
   Investing  Activities                     (350)       (176,372)     (176,722)
--------------------------------------------------------------------------------
Cash  Flows  from  Financing
 Activities:
     Issued common stock for cash          26,000         265,500        291,500
--------------------------------------------------------------------------------
Net  Cash  (Used)  Provided  by
   Financing  Activities                   26,000         265,500        291,500
--------------------------------------------------------------------------------

Net increase (decrease) in cash               415            165             580

Cash,  beginning  of  period                  165              0               0
--------------------------------------------------------------------------------
Cash,  end  of  period                  $     580      $     165     $       580
================================================================================
Supplemental  Cash  Flow  Information
  Cash  paid  for  interest             $       0      $       0     $         0
  Cash  paid  for  income  taxes        $       0      $       0     $         0

                                 EDITWORKS, LTD.
                          (a Development Stage Company)
                        Notes to the Financial Statements
                             July 31, 2000 and 1999

NOTE  1  -  Summary  of  Significant  Accounting  Policies

     a.  Organization

         Editworks, Ltd. (the Company) was incorporated on August 20, 1998 under the laws of the state of Nevada. The Company is currently engaged in the development of a computer-aided editing service.

     b.  Accounting  Method

          The Company recognizes income and expense on the accrual basis of accounting.

     c.  Earnings  (Loss)  Per  Share

          The  computation of earnings per share of common stock is based on the
weighted  average  number     of shares outstanding at the date of the financial
statements.

     d.  Cash  and  Cash  Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     e.  Fiscal  Year  End

          The  Company  has  elected  a  July  31  fiscal  year  end.

     f.  Provision  for  Income  Taxes

     No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $188,542 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2018. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

     Deferred tax assets and the valuation account is as follows at July 31, 2000 and 1999
 .
                                             July  31,       July  31,
                                             2000              1999
----------------------------------------------------------------------
     Deferred  tax  asset:
        NOL  carrryforward              $     64,100      $     33,000
     Valuation  allowance                    (64,100)          (33,000)
     Total                              $          0      $          0

     g.  Organization  Costs/Change  in  Accounting  Policy

     Organization expenses were recorded at cost in August 1998 and were to be amortized over five years. However, during the year ended July 31, 2000 the Company adopted SOP 98-5 and expensed the remaining balance of their organization costs during that year.

                                 EDITWORKS, LTD.
                          (a Development Stage Company)
                        Notes to the Financial Statements
                              July 31, 2000 and 1999

NOTE  1  -  Summary  of  Significant  Accounting  Policies  (continued)

     h.   Revenue  Recognition

           Revenue  from editing services is recorded as services are performed.

NOTE  2  -  Going  Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring operating losses and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise capital in order to pursue its business operations, thus creating necessary operating revenue.

NOTE  3  -  Property  and  Equipment

           Property and Equipment consists of the following at July 31, 2000 and 1999:

                                              July  31,         July  31,
                                                 2000             1999
-------------------------------------------------------------------------
          Editing  Equipment                   176,722            176,372
          Accumulated  Depreciation            (59,234)          (22,831)
          Total  Property  &  Equipment        117,488           153,541

          The provision for depreciation is calculated using the straight line method over the estimated useful lives of the assets. Depreciation expense for the periods ended July 31, 2000 and 1999 was $36,403 and $22,831, respectively.

NOTE  4  -  Development  Stage  Company

     The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and defining its business operation in order to generate significant revenues.

NOTE  5  -  Equity

    In August of 1998 the Company issued 6,042,200 shares of common stock to organizers in exchange for organizational costs valued at $6,042.

    During January 1999, the Company issued 1,062,000 shares of common stock for cash of $265,500.

       During April 2000, the Company issued 208,000 shares of common stock for cash of $26,000.

NOTE  6  -  Related  Party  Transactions

   During the year ended July 31, 1999, Oasis Entertainment Corporation, a corporation under common ownership, paid expenses on behalf of the Company in the amount of $59,462. The amount was reimbursed to Oasis Entertainment Corporation.

     During the year ended July 31, 1999, the Company received revenue of $32,200 from Oasis Entertainment 4th Movies Project, Inc. a corporation under common ownership.

                                 EDITWORKS, LTD.
                          (a Development Stage Company)
                        Notes to the Financial Statements
                              July 31, 2000 and 1999

NOTE  6  -  Related  Party  Transactions  (continued)

         At  July  31,  2000  and  1999, the Company had accounts payable due to
Intrepid  International,  Ltd.  of $39,948 and $21,513, respectively.   Intrepid
International,  Ltd.  is  a  corporation  under  common  control.

        During the year ended July 31, 2000, the Company received advances from Intrepid International, Ltd. The balance due Intrepid associated with these advances at July 31, 2000 is $32,910.