Form 10QSB
period 2000-10-31
EDITWORKS LTD
filed 2000-12-13
CIK 1076784

--------------------------------------------------------------------------------
                                 J. Dan Sifford
                                    PRESIDENT
                                 Editworks, Ltd.
                              24843 Del Prado, #318
                              Dana Point, CA 92629
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                     34700 Pacific Coast Highway, Suite 303
                           Capistrano Beach, CA 92624
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------


                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Third Quarter ended October 31, 2000

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

Securities  registered  pursuant  to  Section  12(g)  of the Act:     49,122,000

Yes [X] No [ ] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As of October 31, 2000, the number of shares outstanding of the Registrant's Common Stock was 49,122,000.

                          PART I: FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS.

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements (under cover of Exhibit FQ1-10/31/00) for the three months ended October 31, 2000.


Balance Sheet:                             1st Quarter  Year End
Selected Information                        10/31/00    7/31/00
                                            Unuadited    Audited
----------------------------------------------------------------
Cash and Equivalents                               0        580
Accounts Receivable                                0     63,790
Current Assets                                     0     64,370
================================================================
Property and Equipment, Net                        0    117,488
Organizational Costs                               0          0
Other Assets                                       0    117,488
================================================================
Total Assets                                       0    181,858
================================================================
Accounts Payable                                   0     39,948
Advances (Related Party)                           0     32,910
Total Liabilities                                  0     72,858
================================================================
Common Stock                                  49,122      7,312
Paid-in Capital                              248,420    290,230
Accumulated Deficit                         (297,542)  (188,542)
Total Equity                                       0    109,000
================================================================
Total Liabilities and Equity                       0    181,858
================================================================


       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A) PLAN OF OPERATION. On August 31, 2000, we resolved to distribute ownership of our wholly operating subsidiary NetFilms, Inc. to our shareholders: one share of NetFilms, Inc. for every share of Editworks, Ltd. of record at the close of business September 1, 2000. As a result, our existing shareholder base was unchanged, and our shareholders became the shareholders of NetFilms, Inc., a private non-trading Nevada corporation. This was a related party transaction, in which immediately following the distribution, the shareholders who control this corporation were the shareholders who controlled NetFilms, Inc.

     Two important consequences flow from the foregoing: (1) we had one month of consolidated operations with our former subsidiary; and (2) our business and business plan changed on September 1, 2000, on which date we ceased to be an operating company, and became a company whose business plan is to search for new and profitable business opportunities, by direct or reverse acquisition, or other business association or combination. The acquisition of such an opportunity could and likely would result in some change in control of our corporation at such time. This would likely take the form of a reverse acquisition. That means that we would likely acquire businesses and assets for stock in an amount that would effectively transfer control to the acquisition target company or ownership group. It is called a reverse-acquisition because it would be an acquisition by us in form, but would be an acquisition of us in substance. Capital formation issues for the future would arise only when targeted businesses or assets have been identified. Until such time, we have no basis upon which to propose any substantial infusion of capital from sources outside of our circle of affiliates.

     OUR PREVIOUS BUSINESS. We have previously reported our former business an operating computer aided, post-production editing service for various media businesses, using 3-D capable computer equipment developed by the Avid 9000 Digital Editing System. The Avid 9000 is the only disk-based digital nonlinear video workstation to feature real-time, full-motion alpha keys for two independent 3-D video channels, the equivalent of four video channels. We had only two contract customers to date. We had one current contract customer, namely Reliant Interactive Media Corp. We were accordingly highly dependent on the good will of a single principal customer. While we had no plans then to engage in Reverse Acquisition transactions, such transactions were reported as possible in the forseeable future. We reported that at the end of our contract with Reliant, depending upon certain elections of Reliant whether or not to exercise its options to purchase our equipment, then, we might decide whether to acquire new equipment and continue our operations, or not. It was to depend upon whether we were able to attract other customers and other business.

     As of September 1, 2000, our former business became the business of NetFilms, Inc., all assets and operations having been transferred to that subsidiary previously, and ownership of that subsidiary having been distributed to shareholders on September 1, 2000.

     STOCK REPURCHASE. On September 5, 2000 we repurchased 2,400,000 shares of common stock from our principal J. Dan Sifford, for $2,400 (par value, being the basis on which such shares had been issued to him previously).

     FORWARD SPLIT. On September 12, 2000, after the foregoing distribution of NetFilms, Inc., we declared a ten for one forward split of our common stock. The record date was September 25, 2000. As a result, our 7,312,200 pre-split share (reduced by 2,400,000 repurchased shares) became 49,122,000 shares of common stock issued and outstanding.

-------------------------
Pre-Split      Post-Split
-------------------------
7,312,200 .   73,122,000
-------------------------
(2,400,000)  (24,000,000)
-------------------------
4,912,200 .   49,122,000
-------------------------

 (B) REVERSE ACQUISITION. A reverse acquisition is a formal acquisition by a non-operating company of a going business, in which control passes to the owners of the acquired target company or business. It is actually an acquisition of the non-operating corporation by the owners of the target, in substance, and is labeled "reverse" for that reason. While we do not intend to become a candidate for such an acquisition, and while we intend to pursue our business plan as disclosed, we have indicated that substantial risks of failure attend our efforts. If our business fails, we would cease to be a going-concern. In that event we might find ourselves to have become such a candidate.

     Certain important consequences may attend such a contingency. We may be deemed a Blank Check Company as defined in Rule 419, essentially a company with no business or business plan, except to search for a business acquisition or combination. In such a contingency, our officers, directors, affiliates, and their transferees, if any, may be deemed promoters and underwriters with respect to the shares owned by them, or any shares issued to them in connection with the transaction. The result would be that such shares would not be entitled to reliance on ordinary resale rules, and would not be entitled to resale without registration or an exemption from registration as may be available at the time of any proposed sale.

     COMPETITIVE POSITION WITH RESPECT TO REVERSE ACQUISITION. Other better capitalized firms are engaged in the search for acquisitions or business combinations which firms may be able to offer more and may be more attractive to acquisition candidates. Other non-operating companies may have a substantial reserve of cash, which we would not have in the case of such a contingency. We have no significant pool of cash we could offer and no capital formation incentive exists for our selection. We have a limited shareholder base insufficient for acquisition target companies wishing to proceed for application to NASDAQ. In comparison to other public shell companies we are unimpressive, in the judgment of management, and totally lacking in unique features which would make us more attractive or competitive than other public shell companies
 . While management believes that the competition of other public shell companies is intense and growing, it has no basis on which to quantify its impression.

     LIMITED SCOPE AND NUMBER OF POSSIBLE ACQUISITIONS: In the event of such a contingency, we would not intend to restrict our consideration to any particular business or industry segment, and we may consider, among others, finance, brokerage, insurance, transportation, communications, research and development, service, natural resources, manufacturing or high-technology. Of course, because of our limited resources, the scope and number of suitable candidate business ventures available would be limited accordingly, and most likely we would not be able to participate in more than a single business venture. Accordingly, it is anticipated that we would not be able to diversify, but may be limited to one merger or acquisition because of limited financing. This lack of diversification would not permit us to offset potential losses from one business opportunity against profits from another.

     REPORTING UNDER THE 1934 ACT. Following the effectiveness of this 1934 Act Registration of our common stock, certain periodic reporting requirements will be applicable. First and foremost, a 1934 Registrant is required to file an Annual Report on Form 10-K or 10-K-SB, 90 days following the end of its fiscal year. The key element of such annual filing is the Audited Financial Statement prepared in accordance with standards established by the Commission. A 1934 Act Registrant also reports on the share ownership of affiliates and 5% owners, initially, currently and annually. In addition to the annual reporting, a Registrant is required to file quarterly reports on Form 10-Q or 10-Q-SB, containing audited or un-audited financial statements, and reporting other material events. Some events are deemed material enough to require the filing of a Current Report on Form 8-K. Any events may be reported currently, but some events, like changes or disagreements with auditors, resignation of directors, major acquisitions and other changes require aggressive current reporting. All reports are filed and become public information. The practical effects of the foregoing requirements on the criteria for selection of a target company are two-fold: first, the target must have audited or auditable financial statements, and the target must complete an audit for filing promptly upon the consummation of any acquisition; and, second, that the target management must be ready, willing and able to carry forth those reporting requirements or face de-listing from the OTCBB, if listed, and delinquency and possible liability for failure to report.

     CASH REQUIREMENTS AND NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We have no substantial cash requirements during our present phase of availability for business combination. We would expect modest related party advances during this period to maintain our reporting requirements and evaluate possible targets of interest. No agreements to make such advances are in place, and no guarantee can presently be given that additional funds, if needed, will be available. We would also expect that advances will take the form of providing services on a deferred compensation basis. Should further auditing be required, such services by the Independent Auditor may not be the subject of deferred compensation. The expenses of independent Audit cannot be deferred or compensated in stock or notes, or otherwise than direct payment of invoices in cash.

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

 (C)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     OPERATIONS  AND  RESULTS  FOR  THE  PAST  TWO  FISCAL  YEARS.
     The following table of selected financial information compares theses years, from inception, and also compares the results of this first quarter of 2000 with 1999.

FIRST QUARTER ENDED                                                                       Inception
OCTOBER 31, 2000.                                                                        August 20,
SELECTED FINANCIAL INFORMATION.                                                             1998
Operations.                                  Three Months               One Year             to
                                                 10/31                    7/31             Oct 31
                                          2000         1999         2000         1999       2000
---------------------------------------------------------------------------------------------------
Revenues: . . . . . . . . . . .  $           0   $  34,4500   $  106,956   $   72,663   $  179,619
(Expenses):
 General & Administrative . . .        (13,470)     (42,746)    (198,948)    (169,213)    (381,631)
Net (Loss). . . . . . . . . . .        (13,470)      (8,296)     (91,992)     (96,550)    (202,012)
===================================================================================================
Net (Loss) per Share. . . . . .        (0.0003)     (0.0001)       (0.01)       (0.01)      (0.029)
Weighted Average. . . . . . . .     49,122,000   66,617,000   71,735,330   66,617,000   69,179,560
Shares Outstanding


                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGE  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None

                                  EXHIBIT INDEX

--------------------------------------------------------------------------------
Exhibit                       FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------
QF1-10/31/00     Un-Audited  Financial  Statements  for  the  three months ended
                 October  31,  2000
--------------------------------------------------------------------------------

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Third Quarter ended October 31, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

                                 EDITWORKS, LTD.

Dated:  October  31,  2000
                                       by

/s/J. Dan Sifford             /s/Jena M. Harry
   J. Dan Sifford                Jena M. Harry
   president/director            secretary/director

--------------------------------------------------------------------------------
                              EXHIBIT FQ1-10/31/00
                         UN-AUDITED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2000
--------------------------------------------------------------------------------

                                 EDITWORKS, LTD.
                                 BALANCE SHEETS
                    For the fiscal years ended July 31, 1999
                      And the period ended October 31, 2000

                                                           October 31,
                                                              2000      July 31,
                                                           (Unaudited)     2000


CURRENT ASSETS
Cash. . . . . . . . . . . . . . . . . . . . . . . . .  $          0   $     580
Accounts receivable . . . . . . . . . . . . . . . . .             0      63,790
                                                       -------------------------
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . .             0      64,370
OTHER ASSETS
Editing equipment . . . . . . . . . . . . . . . . . .             0     176,722
Depreciation. . . . . . . . . . . . . . . . . . . . .             0     (59,234)
                                                       -------------------------
TOTAL OTHER ASSETS. . . . . . . . . . . . . . . . . .             0     117,488
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . .  $          0   $ 181,858
                                                       =========================

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable. . . . . . . . . . . . . . . . . . .  $          0   $  72,858
                                                       -------------------------
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 50,000,000
   shares; issued and outstanding, 7,104,200 shares
   and 7,312,200 shares respectively. . . . . . . . .        49,122       7,312
Additional Paid-In Capital. . . . . . . . . . . . . .       248,420     290,230
Accumulated Equity (Deficit). . . . . . . . . . . . .      (297,542)   (188,542)
Total Stockholders' Equity. . . . . . . . . . . . . .             0     109,000
                                                       -------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY. . . . . . .  $          0   $ 181,858
                                                       =========================

   The accompanying notes are an integral part of these financial statements.

                                 EDITWORKS, LTD.
             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)
                 For the periods ended October 31, 1999 and 2000

                                               From          From        From inception on
                                             August 1,      August 1,      August 20,1998
                                           2000 through   1999 through         through
                                            October 31,    October 31,       October 31,
                                               2000           1999              2000
----------------------------------------------------------------------------------------
Revenues . . . . . . . . . . . . . .  $           0   $     34,450   $          179,619
General and administrative expenses.         13,470         42,746              381,631
                                      --------------------------------------------------
Net Loss from Operations . . . . . .        (13,470)        (8,296)            (202,012)

Net Income (Loss). . . . . . . . . .        (13,470)        (8,296)            (202,012)
                                      ==================================================
Loss per Share . . . . . . . . . . .  $    (0.00027)  $   (0.00012)  $         (0.00292)
                                      ==================================================
Weighted Average
    Shares Outstanding . . . . . . .     49,122,000     66,617,000           69,179,560
                                      ==================================================

   The accompanying notes are an integral part of these financial statements.

                                 EDITWORKS, LTD.
            STATEMENTS OF STOCKHLOLDERS' EQUITY (DEFICIT)(UNAUDITED)
             For the period from inception of the Development Stage
                    On August 20, 1998, through July 31, 2000
                      And the period ended October 31, 2000

                                                                  Additional       Accumulated     Total Stock-
                                     Common        Par            Paid-In            Equity       holders' Equity
                                     Stock         Value          Capital           (Deficit)       (Deficit)
----------------------------------------------------------------------------------------------------------------
Common Stock issued at inception. .   60,422,000   $     60,422        ($54,380)  $        0   $           6,042
Sale of Common Stock. . . . . . . .   10,620,000         10,620         254,880            0                   0
Net (loss) during period. . . . . .            0              0               0      (96,550)                  0
                                     ------------  -------------  --------------  -----------  -----------------
Balance at July 31, 1999. . . . . .   71,042,000   $     71,042   $     200,500     ($96,550)  $         174,992
Sale of Common Stock. . . . . . . .    2,080,000          2,080          23,920            0                   0
Net (loss) during period. . . . . .            0              0               0      (91,992)                  0
                                     ------------  -------------  --------------  -----------  -----------------
Balance at July 31, 2000. . . . . .   73,122,000   $     73,122   $     224,420    ($188,542)  $         109,000
Equity contributed to subsidiary in
   spin-off on August 31, 2000. . .            0              0               0      (95,530)                  0
Shares returned to Treasury . . . .  (24,000,000)       (24,000)         21,600            0                   0
Stock subscription payable. . . . .            0              0           2,400            0                   0
Net (loss) during period. . . . . .            0              0               0      (13,470)                  0
                                     ------------  -------------  --------------  -----------  -----------------
Balance at October 31, 2000 . . . .   49,122,000   $     49,122   $     248,420    ($297,542)  $               0

   The accompanying notes are an integral part of these financial statements.

                                 EDITWORKS, LTD.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                 For the periods ended October 31, 1999 and 2000

                                         From            From           From inception on
                                         August 1,       August 1,      August 20,1998
  2000 through. . . . . . . . . . . . .   1999 through   through
  October 31, . . . . . . . . . . . . .  October 31,     October 31,
                                                  2000           1999                 2000
-------------------------------------------------------------------------------------------
Operating Activities

Net Income (Loss) . . . . . . . . . . .       ($13,470)       ($8,296)           ($202,012)

Cash contributed to subsidiary in
spin-off on August 31, 2000 . . . . . .            (53)             0                  (53)

Less items not effecting cash
Depreciation & Amortization . . . . . .          3,443         10,329               68,719
Increase in receivables . . . . . . . .              0        (14,524)             (63,790)
Increase in payables. . . . . . . . . .          9,500         19,910               49,448
Increase in advances. . . . . . . . . .              0              0               32,910
                                       ----------------------------------------------------
Net Cash from Operations. . . . . . . .           (580)         7,419             (114,778)
Cash Increase (Decrease) Investment in
computerized editing equipment. . . . .              0       (176,772)            (176,722)
Cash Increase (Decrease) Sale of Stock.              0        265,500              291,500
                                       ----------------------------------------------------
Net increase (decrease) in cash . . . .           (580)        96,147                    0
Beginning Cash. . . . . . . . . . . . .            580            165                    0
Ending Cash . . . . . . . . . . . . . .  $           0   $     96,312   $                0
                                       ====================================================

   The accompanying notes are an integral part of these financial statements.

                                 EDITWORKS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                     for the fiscal year ended July 31, 2000
                and for the periods ended October, 1999 and 2000


NOTES  TO  FINANCIAL  STATEMENTS

EditWorks, Ltd. ("the Company") has elected to omit substantially all footnotes to the financial statements for the three months ended October 31, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their General Form for Registration of Securities Report filed on Form 10-KSB for the fiscal year ended July 31, 2000.

REORGANIZATION  AND  SPIN  OFF

On September 1, 2000, the Board of Directors and Shareholders of the Company, approved a plan of reorganization and spin-off wherein the operations and assets of the Company were spun out to a subsidiary of the Company. The Shareholders of the Company were then issued shares in the subsidiary and the Company eliminated its interest in the subsidiary.

COMMON  STOCK  REPURCHASE

On September 5, 2000, the Board of Directors and Shareholders of the Company, approved the repurchase of 2,400,000 shares of common stock from the Company's principal shareholder for $2,400 (par value, being the basis on which such shares had been previously issued).

COMMON  STOCK  FORWARD  SPLIT

On September 5, 2000, the Board of Directors and Shareholders of the Company, approved a ten for one (IO: 1) forward split of its common stock. All presentations of shareholders' equity are presented as if the forward split had been effect since inception.

UNAUDITED  INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the period presented. The information presented IS not necessarily indicative of the results from operations expected for the full fiscal year.