Form 10QSB/A
period 2000-10-31
EDITWORKS LTD
filed 2000-12-19
CIK 1076784

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


                                   FORM 10-QSB/A1

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

                          PART I: FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS.

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements (under cover of Exhibit FQ1a-10/31/00) for the three months ended October 31, 2000.


Balance Sheet:                             1st Quarter  Year End
Selected Information                        10/31/00    7/31/00
                                            Unuadited    Audited
----------------------------------------------------------------
Cash and Equivalents                               0        580
Accounts Receivable                                0     63,790
Current Assets                                     0     64,370
================================================================
Property and Equipment, Net                        0    117,488
Organizational Costs                               0          0
Other Assets                                       0    117,488
================================================================
Total Assets                                       0    181,858
================================================================
Accounts Payable                                   0     39,948
Advances (Related Party)                           0     32,910
Total Liabilities                                  0     72,858
================================================================
Common Stock                                  49,122     73,122
Paid-in Capital                              248,420    224,420
Accumulated Deficit                         (297,542)  (188,542)
Total Equity                                       0    109,000
================================================================
Total Liabilities and Equity                       0    181,858
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

FIRST QUARTER ENDED                                                                       Inception
OCTOBER 31, 2000.                                                                        August 20,
SELECTED FINANCIAL INFORMATION.                                                             1998
Operations.                                  Three Months               One Year             to
                                                 10/31                    7/31             Oct 31
                                          2000         1999         2000         1999       2000
---------------------------------------------------------------------------------------------------
Revenues: . . . . . . . . . . .  $           0   $   34,450   $  106,956   $   72,663   $  179,619
(Expenses):
 General & Administrative . . .        (13,470)     (42,746)    (198,948)    (169,213)    (381,631)
Net (Loss). . . . . . . . . . .        (13,470)      (8,296)     (91,992)     (96,550)    (202,012)
===================================================================================================
Net (Loss) per Share. . . . . .        (0.0022)     (0.0001)       (0.01)       (0.01)     (0.0043)
Weighted Average. . . . . . . .     49,122,000   66,617,000   71,735,330   66,617,000   69,179,560
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

/s/J. Dan Sifford             /s/Jena M. Harry
   J. Dan Sifford                Jena M. Harry
   president/director            secretary/director

--------------------------------------------------------------------------------
                              EXHIBIT FQ1-10/31/00
                         UN-AUDITED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2000
--------------------------------------------------------------------------------

                                 EDITWORKS, LTD.
                                 BALANCE SHEETS
                    For the fiscal years ended July 31, 1999
                      And the period ended October 31, 2000

                                                           October 31,
                                                              2000      July 31,
                                                           (Unaudited)     2000


CURRENT ASSETS
Cash. . . . . . . . . . . . . . . . . . . . . . . . .  $          0   $     580
Accounts receivable . . . . . . . . . . . . . . . . .             0      63,790
                                                       -------------------------
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . .             0      64,370
OTHER ASSETS
Editing equipment . . . . . . . . . . . . . . . . . .             0     176,722
Depreciation. . . . . . . . . . . . . . . . . . . . .             0     (59,234)
                                                       -------------------------
TOTAL OTHER ASSETS. . . . . . . . . . . . . . . . . .             0     117,488
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . .  $          0   $ 181,858
                                                       =========================

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable. . . . . . . . . . . . . . . . . . .  $          0   $  72,858
                                                       -------------------------
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 50,000,000
   shares; issued and outstanding, 7,104,200 shares
   and 7,312,200 shares respectively. . . . . . . . .        49,122      73,122
Additional Paid-In Capital. . . . . . . . . . . . . .       248,420     224,420
Accumulated Equity (Deficit). . . . . . . . . . . . .      (297,542)   (188,542)
Total Stockholders' Equity. . . . . . . . . . . . . .             0     109,000
                                                       -------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY. . . . . . .  $          0   $ 181,858
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

                                                                  Additional       Accumulated     Total Stock-
                                     Common        Par            Paid-In            Equity       holders' Equity
                                     Stock         Value          Capital           (Deficit)       (Deficit)
----------------------------------------------------------------------------------------------------------------
Common Stock issued at inception. .   60,422,000   $     60,422   $     (54,380)  $        0   $           6,042
Sale of Common Stock. . . . . . . .   10,620,000         10,620         254,880            0                   0
Net (loss) during period. . . . . .            0              0               0      (96,550)                  0
                                     ------------  -------------  --------------  -----------  -----------------
Balance at July 31, 1999. . . . . .   71,042,000   $     71,042   $     200,500   $  (96,550)  $         174,992
Sale of Common Stock. . . . . . . .    2,080,000          2,080          23,920            0                   0
Net (loss) during period. . . . . .            0              0               0      (91,992)                  0
                                     ------------  -------------  --------------  -----------  -----------------
Balance at July 31, 2000. . . . . .   73,122,000   $     73,122   $     224,420   $ (188,542)  $         109,000
Equity contributed to subsidiary in
   spin-off on August 31, 2000. . .            0              0               0      (95,530)                  0
Shares returned to Treasury . . . .  (24,000,000)       (24,000)         24,000            0                   0
Net (loss) during period. . . . . .            0              0               0      (13,470)                  0
                                     ------------  -------------  --------------  -----------  -----------------
Balance at October 31, 2000 . . . .   49,122,000   $     49,122   $     248,420   $ (297,542)  $               0

   The accompanying notes are an integral part of these financial statements.

                                 EDITWORKS, LTD.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                 For the periods ended October 31, 1999 and 2000

                                         From            From           From inception on
                                         August 1,       August 1,      August 20,1998
  2000 through. . . . . . . . . . . . .   1999 through   through
  October 31, . . . . . . . . . . . . .  October 31,     October 31,
                                                  2000           1999                 2000
-------------------------------------------------------------------------------------------
Operating Activities

Net Income (Loss) . . . . . . . . . . .   $    (13,470)   $    (8,296)  $         (202,012)

Cash contributed to subsidiary in
spin-off on August 31, 2000 . . . . . .            (53)             0                  (53)

Less items not effecting cash
Depreciation & Amortization . . . . . .          3,443         10,329               68,719
Increase in receivables . . . . . . . .              0        (14,524)             (63,790)
Increase in payables. . . . . . . . . .          9,500         19,910               49,448
Increase in advances. . . . . . . . . .              0              0               32,910
                                       ----------------------------------------------------
Net Cash from Operations. . . . . . . .           (580)         7,419             (114,778)
Cash Increase (Decrease) Investment in
computerized editing equipment. . . . .              0       (176,772)            (176,722)
Cash Increase (Decrease) Sale of Stock.              0        265,500              291,500
                                       ----------------------------------------------------
Net increase (decrease) in cash . . . .           (580)        96,147                    0
Beginning Cash. . . . . . . . . . . . .            580            165                    0
Ending Cash . . . . . . . . . . . . . .  $           0   $     96,312   $                0
                                       ====================================================

   The accompanying notes are an integral part of these financial statements.

                                   EDITWORKS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      for the fiscal year ended July 31, 2000
               and for the periods ended October 31, 1999 and 2000


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

REORGANIZATION  AND  SPIN  OFF


On September 1, 2000, the Board of Directors and Shareholders of the Company, approved a plan of reorganization and spin-off wherein the operations and assets of the Company were spun out to NetF]Ims, Inc., a subsidiary of the Company. The Shareholders of the Company were then issued shares in and distributed all ownership and interest of NetFilms, Inc.

COMMON  STOCK  REPURCHASE

On September 12, 2000, the Board of Directors and Shareholders of the Company, approved the repurchase of 24,000,000 shares of common stock from the Company's principal shareholder for $24,000 (par value, being the basis on which such shares had been previously issued).

COMMON  STOCK  FORWARD  SPLIT


On September 5, 2000, the Board of Directors and Shareholders of the Company, approved a ten for one (10:1) forward split of its common stock. All presentations of shareholders' equity are presented as if the forward split had been effect since inception.

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