Form 10QSB
period 2001-01-31
EDITWORKS LTD
filed 2001-03-05
CIK 1076784

--------------------------------------------------------------------------------
                                  Jena M. Harry
                                    PRESIDENT
                                 Editworks, Ltd.
                              24843 Del Prado, #318
                              Dana Point, CA 92629
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                     34700 Pacific Coast Highway, Suite 303
                           Capistrano Beach, CA 92624
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------


                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]  QUARTERLY  REPORT
PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE  SECURITIES  EXCHANGE  ACT OF 1934

                  For the Second Quarter ended January 31, 2001

[X]  TRANSITION  REPORT
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

As of January 31, 2001, the number of shares outstanding of the Registrant's Common Stock was 49,122,000.

                                  INTRODUCTION

     This Report is filed to report the end of our current Second Quarter. We intend to advance our next fiscal year-end from July 31, 2001 to January 31, 2001, with the result that a transitional annual report would be due April 30, 2001 for the full-year ended January 31, 2001.

     This  Report  also  announces  a  probable  acquisition.

                          PART I: FINANCIAL INFORMATION


                    ITEM 1.  SELECTED FINANCIAL INFORMATION.

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements (under cover of Exhibit QF2-01/31/01) for the three months and six months ended January 31, 2001.

Balance Sheet:                                       2nd Quarter   1st Quarter  Year End
Selected Information                                   1/31/01      10/31/00   7/31/00
                                                      Unaudited.   Unaudited   Audited
                                                       -------------------------------
Cash and Equivalents                                          0          0        580
Accounts Receivable                                           0          0     63,790
                                                       -------------------------------
Current Assets                                                0          0     64,370
                                                       -------------------------------
Property and Equipment, Net                                   0          0    176,722
Depreciation                                                  0          0    (59,234)
                                                       -------------------------------
Other Assets                                                  0          0    117,488
                                                       -------------------------------
Total Assets                                                  0          0    181,858
                                                       ===============================
Accounts Payable                                              0          0     72,858
                                                       -------------------------------
Total Liabilities                                             0          0     72,858
                                                       -------------------------------
Common Stock                                             49,122     49,122     73,122
Paid-in Capital                                         248,420    248,420    224,420
Accumulated Deficit                                    (297,542)  (297,542)  (188,542)
                                                       -------------------------------
Total Equity                                                  0          0    109,000
                                                       -------------------------------
Total Liabilities and Equity                                  0          0    181,858
                                                       ===============================



     On August 31, 2000, we resolved to distribute ownership of our wholly-Owned operating subsidiary NetFilms, Inc. to our shareholders: one share of NetFilms, Inc. for every share of Editworks, Ltd. of record at the close of Business September 1, 2000. As a result, our existing shareholder base was unchanged, and our shareholders became the shareholders of NetFilms, Inc., a private non-trading Nevada corporation. This was a related party transaction, in which immediately following the distribution, the shareholders who control this corporation were the shareholders who controlled NetFilms, Inc. For that reason, we have had no operations, assets or liabilities for the past two quarters.

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A) PLAN OF OPERATION. On September 1, 2000, we ceased to be an operating company. We have previously reported our former business, consisting of an operating computer aided, post-production editing service for various media businesses, using 3-D capable computer equipment developed by the Avid 9000 Digital Editing System. The Avid 9000 is the only disk-based digital nonlinear video workstation to feature real-time, full-motion alpha keys for two independent 3-D video channels, the equivalent of four video channels. We had only two contract customer at September 1, 2000 to date. We had only one current contract customer, namely Reliant Interactive Media Corp. We were accordingly highly dependent on the good will of a single principal customer. While we had no plans then to engage in Reverse Acquisition transactions, such transactions were reported as possible in the forseeable future. We reported that at the end of our contract with Reliant, depending upon certain elections of Reliant whether or not to exercise its options to purchase our equipment, then, we might decide whether to acquire new equipment and continue our operations, or not. It was to depend upon whether we were able to attract other customers and other business. As of September 1, 2000, our former business became the business of NetFilms, Inc., all assets and operations having been transferred to that subsidiary previously, and ownership of that subsidiary having been distributed to shareholders on September 1, 2000.

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

                          -------------------------------
                          |  Pre-Split .    Post-Split  |
                          |-----------------------------|
                          |  7,312,200 .   73,122,000   |
                          | (2,400,000)   (24,000,000)  |
                          -------------------------------
                          |  4,912,200 .   49,122,000   |
                          ===============================

     BUSINESS TO BE ACQUIRED. On February 27, 2001, our shareholders authorized management to proceed with the acquisition of TriLucent Technologies, Inc., to increase the Authorized Capital of the Corporation, to change the name of the Corporation, and to designate the new Directors to take office when and if the acquisition of TriLucent Technologies, Inc. may be effective. Our Sole Remaining Director, Jena Harry, presented that certain Plan of Reorganization and Acquisition, of February 27, 2001, by and between Editworks, Ltd. (this Corporation) and TriLucent Technologies, Inc. ("TTI"); wherein TTI proposes a transaction in which this Corporation would acquire TTI in exchange for the issuance of 6,400,000 new investment shares of this Corporation; by which issuance the shareholders of TTI would acquire effective control of this Corporation, and TTI's Officers and Directors would join the Board of Directors and Management of this Corporation. Ms. Jena Harry made clear that this Corporation is a full-reporting company, with common stock registered under 12(g) of the Securities Exchange Act of 1934. The approval by this Majority Shareholder Action would not result in the closing of this transaction. The proposed transactions mentioned in this Action must be in compliance with filings pursuant to section 14 of the Exchange Act, and such filings may be subject to comments by SEC staff. There are terms, conditions and contingencies which may result in delay, or even the failure of the proposed acquisition to occur, if approved by this Majority Action. The date for closing, if any, cannot now be determined, but shall be no sooner than 20 days after mailing of a Definitive Info Statement to our shareholders.

     TriLucent Technologies, Inc. is a private Nevada company formed on July 28, 2000. TTI is a developmental resource company engaged in oil and gas exploration. TTI has an exclusive, worldwide license to certain technologies that can increase the chance of commercial success of exploratory drilling for oil and gas from an industry standard of 20% to over a 50% success rate. These technologies can significantly reduce the risk associated with oil and gas exploration thereby creating great economic potential for its shareholders.

     The centerpiece of the Company's technology, Microwave Detection, consists of utilizing airborne remote sensors, which can be used to detect oil and gas in the atmosphere leaking to the surface, directly above an underground oil and gas accumulation. In addition the Company also records micro-magnetics readings which indicate the presence of magnetic minerals shallow underground. The overlap of these two technologies allows the Company to quickly delineate acreage under which oil and gas accumulations exist. The technology is rapid, non-evasive and can reconnoiter large areas at a fraction of the cost and time of 3-D seismic surveys, which is the standard for the industry.

     The Company is also fine tuning its Magno-Tellurics tool to compliment its other Detection tools. Specifically, this device identifies and quantifies ground based electro magnetic readings (Tellurics) generated underground. It will more accurately determine depth of deposits, both in size and distance to surface as well as ascertain content of those deposits, whether it consists of oil, gas or water.


     All of the Company s technologies have been verified in several blind field tests over proprietary 3D seismic surveys and proven by drilling to be at least 50% correct in identifying oil and gas anomalies directly over fields. These technologies can identify hydrocarbons over shallow or deep fields regardless of whether they are gas or oil. Gas fields with an aerial extent as small as 150 acres have been identified at a depth more than 15,000 feet below the surface. Over 6 million acres of prospected acreage has been investigated with this technology in the US. The company has used its technology to identify large parcels of un-drilled oil and gas fields. While this tool still requires further development as a stand-alone exploration tool, its current status allows for integration with other technologies, the combination of which will greatly enhances successful exploration probabilities.

     If this acquisition should close, we would issue 6,400,000 new investment shares of common stock for TriLucent. We would change our name to TriLucent Technologies Corp., or a similar name. Members of Trilucent's management would join our board of directors. Before this acquisition can close, among other elements, we must file an Information Statement pursuant to section 14(c) of the 1934 Exchange Act. This acquisition has been approved by majority written consent of our shareholders. That Statement may be subject to comments by the SEC staff, which comments must be cleared before the Statement can be mailed to our shareholders. The earliest date on which the acquisition could close, under the applicable rules, would be not less than twenty days after the final Information Statement is mailed to our shareholders.

     CASH REQUIREMENTS AND NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We have no liquidity during our present interim phase of attempting to close the business combination reported. We would expect modest related party advances during this period to maintain our reporting requirements. No agreements to make such advances are in place, and no guarantee can presently be given that additional funds, if needed, will be available. We would also expect that advances will take the form of providing services on a deferred compensation basis. Should further auditing be required, such services by the Independent Auditor may not be the subject of deferred compensation. The expenses of independent Audit cannot be deferred or compensated in stock or notes, or otherwise than direct payment of invoices in cash. We do not anticipate any contingency upon which we would voluntarily cease filing reports with the SEC, even though we may cease to be required to do so. It is in our compelling interest to report its affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its qualification for the OTCBB.

      We believe that the acquisition of TTI offers a potential for profitability and growth but limited by our dependence on outside capital. The primary needs for TTI s capital have been for working capital, participation in working interests and lease acquisition. Currently, the TTI has funded its operations from loans obtained from third-party investors. The operational strategy for TTI is to provide services to exploration companies for an interest in wells that are subsequently drilled, primarily from data generated by TTI. Based on current contracts, this percentage interest in wells drilled, known in the industry as a working interest, can range from 20% to 30%. Based on current budget analyses, TTI expects to incur a monthly operating expense of approximately $75,000. We expect to be able to work or shoot two to three prospects per month, and the previous monthly operational expense reflects this amount of work. Therefore, given our expectations of successful well completions, based on our field tests, we should begin to generate working interest revenue within three to four months.

     We believe that providing TTI with $1.25 million, secured through a subsequent private placement, will be adequate to fund their operations until a revenue stream can be established through its participation in various working interests. Based on discussions with various investor groups, we feel very optimistic in being able to secure this level of financing within a 30 to 60 day period. Our confidence in being able to raise private funds for a public entity is due primarily to the fact that TTI is in the natural resource/energy business, a sector that has enjoyed a significant increase in pricing over the last twelve months, and whose respective companies have experienced a substantial increase in earnings and, correspondingly, market capitalization. Based on our due diligence, which is performed in part through the various publicly-available energy analysts, we feel that pricing for oil and natural gas should remain in the $30 and $8 ranges, per barrel and per MMCF, respectively, for the duration of 2001 and beyond. Inventory supplies and production rates have reversed their respective trends and the statistics on their relative ratio to one another appear to indicate that commodity pricing will remain consistent in the short and medium runs. We believe that the 18 months of start-up and operating capital will be sufficient for the TTI to execute the strategies enumerated in its business plan and establish an ongoing and increasing revenue stream.


 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Report is filed to report the end of our current Second Quarter ended January 31, 2001. We intend to advance our next fiscal year-end from the present July 31, 2001 to this January 31, 2001, with the result that a transitional annual report would be due April 30, 2001 for the full-year ended January 31, 2001.

     RESULTS OF OPERATIONS SECOND QUARTER. The following table of selected financial information compares these years, from inception, and also compares the results of this second quarter of 2000 with 1999. We would expect these results to be the results for our partial fiscal year ended January 31, 2001; however, these results are un-audited. Our expected transitional annual report will contain and provide audited financial statements.


             The Remainder of this Page is Intentionally left Blank

SECOND QUARTER ENDED
JANUARY 31, 2001                                                                                Inception
SELECTED FINANCIAL INFORMATION.                                                                August 20,
OPERATIONS.                                                                                       1998
                                                                                                    To
                                            Three Months 1/31            Six Months 1/31           1/31
                                           2001          2000          2001          2000          2001
-----------------------------------------------------------------------------------------------------------
Revenues: . . . . . . . . . . . . . .  $         0   $    15,200   $         0   $    34,900   $   179,619
(Expenses): General & Administrative.           (0)      (76,124)      (13,470)     (117,731)     (381,631)
                                       -----------------  ------------  ------------  ------------  -------
Net (Loss). . . . . . . . . . . . . .            0       (60,924)      (13,470)      (82,831)     (202,012)
                                      =============  ============  ============  ============  ============
Net (Loss) per Share. . . . . . . . .           (0)       (0.001)       (0.000)       (0.001)       (0.003)
Weighted Average
Shares Outstanding. . . . . . . . . .   49,122,000    66,617,000    49,122,000    60,617,000    65,928,666


     Last year we were an operating company. Since September of 2000, we have ceased to be an operating company. We have had no operation for the last two consecutive quarters.


                           PART II: OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS.  None.

ITEM  2.  CHANGE  IN  SECURITIES.  None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.  None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS. By Majority Shareholder Action our shareholders of record on February 27, 2001, approved the acquisition of TTI, subject to conditions of closing. One of the conditions of closing is the filing of a 14C Information Statement for review by the SEC Staff before mailing to shareholders as required by Nevada Law. The following proposal were approved:

     1. To acquire all of the issued and outstanding shares or stock of TriLucent Technologies, Inc. ( TTI ), as a wholly owned subsidiary in exchange for the issuance of 6,400,000 new investment shares of our common stock, subject to satisfaction of the terms and conditions set forth in the attached Agreement and Plan of Reorganization (see Annex A of Information Statement).

     2. To change our corporate name to TriLucent Technologies Corp., or a substantially similar name.

     3. To amend our Articles of Incorporation to increase the authorized shares of common stock to 100,000,000.

     4. To elect Jerry Witte and George Hennessey to serve as our board of directors until our next annual meeting.

     5. To ratify the appointment and continuation of Chisholm & Associates as our auditors.

     TTI shareholders are Jerry Witte and George Hennessey, who own 10,000 shares and 200 shares, respectively. These shares were issued for services rendered and other considerations. TTI owns licensing rights and databases. TTI has approximately $107,000 in liabilities.

     JERRY D. WITTE, age 48, has over twenty years experience in the oil and gas exploration industry. Currently he is the President of FEI exploration, an oil and gas exploration company generating prospect using RRTs technologies in conjunction with traditional exploration tools. From 1998 to 1999 he acted as the Vice President of Exploration for Power Exploration, a start up company focusing on using risk reduction technologies as recon exploration tools and then confirming with traditional exploration technologies. As VP of Exploration he conducted research into the science and patents behind risk reduction tools.

     From  1985  to  1998  Mr.  Witte  held  the  following positions with Sonat
Exploration: From 1997 to 1998 he held the position of Manager of Earth Science Applications which focused on reducing cost, making better business decisions and reducing risk of exploration achieved by using computers and new technologies. From 1993 to 1996 he held the position of Manager of Corporate Exploration Planning and Special Projects, which concentrated on workflow and exploration strategy analysis, budgeting, short and long-term economic forecast, presentation of technical sciences and company data to Directors and the New York stock analysis community. From 1988 to 1992 he held the position of Manager of Acquisition Evaluations where he was responsible for property acquisition for Sonat s initial phase of acquisition and field development, with over $300 million dollars spent while more than doubling the companies reserve base. 300 development wells were drilled with 90% success. And from 1986 to 1988 he was the District Geologist responsible for field mapping for additional development.

     From 1982 to 1985 Mr. Witte worked for Gulf Oil as a Development and Enhanced Recovery Geologist. Detailed reservoir mapping of highly faulted oil fields for additional development opportunities. Last well drilled found 90 feet of new pay in center of a field with over 500 wells. From 1982 to 1979 he was a Geologist for Reservoirs Inc., where he used Scanning Electron Microscope & X-Ray diffraction, identify the minerals that were hindering production. He also determined completion or remedial workover solutions that would reverse or control this problem.

     GEORGE D. HENNESSEY, age 65, earned his B.S. in Geology at Arizona State University in 1960 and had a post-graduate education at Brigham Young University in the area of Accounting and Business Management. Since 1977, Mr. Hennessey has been a consultant for Major Mining Companies, Private Corporations, Investment Groups and Individuals, relative to mineral exploration, mineral property evaluations, acquisitions, and dispositions. These undertakings were primarily for lode and placer occurrences of precious metals and industrial minerals both domestically and overseas. Some of the clients include: Bear Creek Mining Company (Kennecott), ASARCO, US Borax & Chemical Corp, Pegasus Gold Corporation, Lexham Sea, Ltd., Columbia International Corporation, Christensen Diamond Products, Alliance Nuclear Corporation, and Sandpiper Corporation. Mr. Hennessey made numerous contributions to the industry. He discovered the Montoro silver/copper deposit in NW Montana. As a consultant, he introduced US Borax to this find. In turn the property was staked, drilled and partially defined. To date, it is recognized as the largest silver ore reserve in the world, currently being developed by a major Canadian Mining Company. He discovered, developed and mined a small uranium deposit in SE Utah, selling direct shipping ore to Atlas Minerals. He developed, mined, processed and sold concentrates from a small tungsten deposit in Western Montana. He has also been instrumental in compiling data, making property presentations and assisting in negotiations relative to the Kennecott/ASARCO joint venture on the Spar Lake Mine. Efforts culminated in a successful agreement, ultimate development and production from the nation's premier silver producing mine.

ITEM 5. OTHER INFORMATION. The following is a summary of the key provisions of the proposed transaction:

          EDWL has agreed to provide funding of up to $1,250,000 to TTI, subsequent to closing and not a condition precedent thereto, and pursuant to a budget mutually agreed upon by both parties.

          Jerry Witte and George Hennessey will be elected to the Board of Directors of EDWL.

          Jerry Witte and George Hennessey will have three-year employment agreements with TTI and EDWL.

          There shall be no reverse splits of EDWL s stock for at least eighteen months after the closing.

          In connection with this transaction our name will be changed to TriLucent Technologies Corp., or a substantially similar name.

          The Articles of Incorporation will be amended to increase the authorized shares of common stock to 100,000,000.

          TTI shareholders will receive approximately 627.45 shares of EDWL stock for each share of TTI stock owned on the record date of February 27, 2001.

     TTI shareholders who own shares at the record date of February 27, 2001, will receive approximately 627.45 shares of EDWL stock for each TTI share owned, or they may exercise dissenter s rights under Nevada law and receive the fair cash value for their TTI shares. The ratio of EDWL shares that are being distributed to TTI shareholders has been calculated by dividing the 6,400,000 shares received from EDWL for the acquisition of TTI by 10,200, which is the number of shares issued and outstanding for TTI.

     The closing of the acquisition of EDWL is contingent upon the assignment of certain rights and patents to TTI and the issuance of investment shares to the shareholders of TTI. TTI s executive offices are located at 825 South St.
Mary's,  San  Antonio,  TX  78205,  and  telephone  is  210-444-2795

     The Board of Directors has agreed to accept the cancellation of 38,494,000 shares of its common stock, thus decreasing its outstanding capitalization to 10,628,000 shares of common stock. The Board of Directors of EDWL has authorized a two for one (2:1) forward-split of its outstanding common shares, thus increasing its outstanding capitalization to 21,256,000 shares of common stock upon effectiveness of the forward split and to 27,656,000 after the issuance of

6,400,000 shares to acquire TTI. TTI will operate as a wholly owned subsidiary of EDWL and will be provided funding by subsequent private placements of investment stock. EDWL will change its name to TriLucent Technologies Corp. or a substantially similar name, and obtain a new CUSIP number and symbol from the NASD. Jerry Witte and George Hennessey have agreed to serve on the Board of Directors and to enter into employment agreements with TTI and EDWL for three years. The closing of the acquisition of EDWL is contingent upon the assignment of certain rights and patents to TTI and the issuance of investment shares to the shareholders of TTI.

ITEM  6.  REPORTS  ON  FORM  8-K.  None.

FINANCIAL  STATEMENTS:  (Exhibit  QF2-01/31/01):

     Un-Audited Financial Statements for the three months and six months ended January 31, 2001


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Third Quarter ended January 31, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

                                 EDITWORKS, LTD.

Dated:  February  28,  2001
                                       by


                                /s/ Jena M. Harry
                                  Jena M. Harry
                             Sole Officer & Director

                                        9


--------------------------------------------------------------------------------
                               EXHIBIT QF2-1/31/01

                         UN-AUDITED FINANCIAL STATEMENTS
           FOR THE THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 2001
--------------------------------------------------------------------------------

                                 EDITWORKS, LTD.
                                 BALANCE SHEETS
                     For the fiscal Year Ended July 31, 2000
                      and the period ended January 31, 2001

                                                       January 31,    July 31,
                                                           2001         2000
                                                       (Unaudited)
--------------------------------------------------------------------------------
CURRENT ASSETS
Cash. . . . . . . . . . . . . . . . . . . . . . . . .  $          0   $     580
Accounts receivable . . . . . . . . . . . . . . . . .             0      63,790
                                                       -------------------------
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . .             0      64,370
OTHER ASSETS
Editing equipment . . . . . . . . . . . . . . . . . .             0     176,722
Depreciation. . . . . . . . . . . . . . . . . . . . .             0     (59,234)
                                                       -------------------------
TOTAL OTHER ASSETS. . . . . . . . . . . . . . . . . .             0     117,488
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . .  $          0   $ 181,858
                                                       =========================

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable. . . . . . . . . . . . . . . . . . .  $          0   $  72,858
                                                       -------------------------
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 50,000,000
   shares; issued and outstanding, 49,122,000 shares
   and 73,122,000 shares respectively . . . . . . . .        49,122      73,122
Additional Paid-In Capital. . . . . . . . . . . . . .       248,420     224,420
Accumulated Equity (Deficit). . . . . . . . . . . . .      (297,542)   (188,542)
Total Stockholders' Equity. . . . . . . . . . . . . .             0     109,000
                                                       -------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY. . . . . . .  $          0   $ 181,858
                                                       =========================

   The accompanying notes are an integral part of these financial statements.

                                 EDITWORKS, LTD.
                             STATEMENT OF OPERATIONS
                 For the periods ended January 31, 2000 and 2001

                                                                                                    From
                                                                                                Inception on
                                  From November  From November   From August   From August     August 20,1998
                                   1, 2000 to.    1, 1999 to      1, 2000 to    1, 1999 to         through
                                   January 31,    January 31,    January 31,    January 31,      January 31,
                                      2001            2000          2001           2000              2001
-------------------------------------------------------------------------------------------------------------
Revenues. . . . . . . . . .            -0-  $       15,200           -0-   $     34,900   $       179,619
                                --------------------------------------------------------------------------
General and Administrative.            -0-          76,124        13,470        117,731           381,631
                                --------------------------------------------------------------------------
Net Loss from Operations. .            -0-         (60,924)      (13,470)       (82,831)         (202,012)

Net Income (Loss) . . . . .            -0-        ($60,924)     ($13,470)      ($82,831)        ($202,012)
                                ==========================================================================
Loss per Share. . . . . . .            -0-       ($0.00091)    ($0.00027)     ($0.00137)        ($0.00306)
                                ==========================================================================
Weighted Average
    Shares Outstanding. . .     49,122,000      66,617,000    49,122,000     60,617,000        65,928,666
                                ==========================================================================

   The accompanying notes are an integral part of these financial statements.

                                 EDITWORKS, LTD.
             STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)(UNAUDITED)
             For the period from inception of the Development Stage
                    On August 20, 1998, through July 31, 2000
                      And the period ended January 31, 2001

                                                             Additional       Accumulated     Total Stock-
                                  Common        Par            Paid-In          Equity       holders' Equity
                                  Stock         Value          Capital         (Deficit)        (Deficit)
-------------------------------------------------------------------------------------------------------------
Common Stock issued at inception   60,422,000   $     60,422        ($54,380)  $        0   $           6,042
Sale of Common Stock . . . . . .   10,620,000         10,620         254,880            0                   0
Net (loss) during period . . . .            0              0               0      (96,550)                  0
                                  ------------  -------------  --------------  -----------  -----------------
Balance at July 31, 1999 . . . .   71,042,000   $     71,042   $     200,500     ($96,550)  $         174,992
Sale of Common Stock . . . . . .    2,080,000          2,080          23,920            0                   0
Net (loss) during period . . . .            0              0               0      (91,992)                  0
                                  ------------  -------------  --------------  -----------  -----------------
Balance at July 31, 2000 . . . .   73,122,000   $     73,122   $     224,420    ($188,542)  $         109,000

Distribution to shareholders in
   spin-off on August 31, 2000 .            0              0               0      (95,530)                  0
Shares returned to Treasury. . .  (24,000,000)       (24,000)         24,000            0                   0
Net (loss) during period . . . .            0              0               0      (13,470)                  0
                                  ------------  -------------  --------------  -----------  -----------------
Balance at January 31, 2001. . .   49,122,000   $     49,122   $     248,420    ($297,542)  $               0

   The accompanying notes are an integral part of these financial statements.

                                 EDITWORKS, LTD.
                       STATEMENT OF CASH FLOW (UNAUDITED)
                 For the periods ended January 31, 2000 and 2001

                                                                              From inception
                                                 From           From                on
                                               August 1,       August 1,      August 20,1998
                                             2000 through.   1999 through        through
                                               January 31,    January 31,       January 31,
                                                  2001           2000              2001
------------------------------------------------------------------------------------------
Operating Activities

Net Income (Loss) . . . . . . . . . . .         ($13,470)      ($80,498)        ($202,012)

Cash contributed to subsidiary in
spin-off on August 31, 2000 . . . . . .              (53)             0               (53)

Less items not effecting cash
Depreciation & Amortization . . . . . .            3,443         17,637            68,719
Increase in receivables . . . . . . . .          (47,999)       (63,790)
Increase in payables. . . . . . . . . .            9,500         84,260            49,448
Increase in advances. . . . . . . . . .                0              0            32,910
                                         -------------------------------------------------
Net Cash from Operations. . . . . . . .             (580)       (26,600)         (114,778)

Cash Increase (Decrease) Investment in
computerized editing equipment. . . . .                0              0          (176,722)

Cash Increase (Decrease) Sale of Stock.                0         26,000           291,500
                                         -------------------------------------------------
Net increase (decrease) in cash . . . .             (580)          (600)                0

Beginning Cash. . . . . . . . . . . . .              580            765                 0

Ending Cash . . . . . . . . . . . . . .  $             0   $        165   $             0
                                         =================================================

   The accompanying notes are an integral part of these financial statements.

                                 EDITWORKS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                     for the fiscal year ended July 31, 2000
               and for the periods ended January 31, 2000 and 2001


NOTES  TO  FINANCIAL  STATEMENTS

EditWorks, Ltd. ("the Company") has elected to omit substantially all footnotes to the financial statements for the six months ended January 31, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their General Form for Registration of Securities Report filed on Form 10-KSB for the fiscal year ended July 31, 2000.

REORGANIZATION  AND  SPIN  OFF

On September 1, 2000, the Board of Directors and Shareholders of the Company, approved a plan of reorganization and spin-off wherein the operations and assets of the Company were spun out to NetFilms, Inc., a subsidiary of the Company. The Shareholders of the Company were then issued shares in and distributed all ownership and interest of NetFilms, Inc.

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

