Form 10KSB
period 2001-01-31
TRILUCENT TECHNOLOGIES CORP
filed 2001-05-02
CIK 1076784

--------------------------------------------------------------------------------
                          TriLucent Technologies, Corp.
                                    PRESIDENT
                                   Jerry Witte
                              24843 Del Prado, #318
                              Dana Point, CA 92629
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                              WILLIAM STOCKER, ESQ
                      34700 Pacific Coast Highway Suite 303
                           Capistrano Beach, CA 92629
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------



                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                []  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:  0-28767

             [X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     From July 31, 2001 to January 31, 2001

                          TRILUCENT TECHNOLOGIES CORP.

                            Formerly Editworks, Ltd.

Nevada                                                                88-0403070
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)

24843  Del  Prado  Suite  326    Dana  Point  CA                           92629

telephone  number:                                               (949)  488-0736

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:         None

Securities registered pursuant to Section 12(g) of the Act:     Common Shares at
$0.001  per  share

Yes [X] No [ ] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As  of  1/31/01:

the aggregate market value of shares held by non-affiliates was approximately $3,293,500.00 based upon the closing price of $0.25 per share at January 31, 2001.

the number of shares outstanding of the Registrant's Common Stock was 49,122,000

[] (Indicate by check mark whether if disclosure of delinquent filers ( 229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

                      Exhibit  Index  is  found  on  page  16

Introduction                                                                  3

PART  I                                                                       3

Item  1.  Description  of  Business                                           3
      (a)  Historical  Information                                            3
      (b)  Our  Former  Business                                              3
      (c)  Material  More  Recent  Events                                     4

Item  2.  Description  of  Property                                           5

Item  3.  Legal  Proceedings                                                  5

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders         5

PART  II                                                                      6

Item  5.  Market  for  Common  Equity  and  Stockholder  Matters              6
      (a)  Description  of  Securities                                        6
      (b)  Market  Information                                                6
      (c)  Holders                                                            7
      (d)  Dividends                                                          7
      (e)  Sales  of  Unregistered  Common  Stock  1999-2001                  7

Item  6.  Management's  Discussion  and  Analysis or Plan of Operation        8
      (a)  Plan  of  Operation                                                8
      (c)  Discussion  and  Analysis  of  Financial  Condition  and  Results of
           Operations                                                        10
      (d)  Reverse  Acquisition  Candidate                                   12

Item  7.  Financial  Statements                                              12

Item  8.  Changes  In  and  Disagreements  With  Accountants
          on  Accounting  and  Financial  Disclosure                         12

PART  III                                                                    13

Item  9.  Directors  and  Executive  Officers,  Promoters  and Control Persons;
          Compliance  with  Section  16(a)  of  the  Exchange  Act           13

Item  10.  Executive  Compensation                                           15

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners
           and  Management                                                   15
      (a)  Changes  in  Control                                              16

Item  12.  Certain  Relationships  and  Related  Transactions                16

Item  13.  Exhibits,  Financial Statement Schedules, and Reports on Form 8-K 16
      (a)  Financial  Statements                                             16
      (b)  Form  8-K  Reports                                                16
      (c)  Exhibits                                                          16

                                  INTRODUCTION

     This Report is filed to advance our fiscal year-end from July 31, 2001 to January 31, 2001. We filed a Transition Form 10-QSB for the Quarter ending January 31, 2001, in order to prevent an interruption in our current reporting. This Report and that Report, also announces/announced a probable acquisition.

     On or about September 12, 2000, we effected a ten for one forward split of our common stock; such that, the previous 4,912,200 shares became 49,122,000 shares. Accordingly post-split numbers will be used throughout this Report.

                                     PART I


                        ITEM 1.  DESCRIPTION OF BUSINESS.



 (A) HISTORICAL INFORMATION. This Corporation, TriLucent Technologies Corp., formerly Editworks, Ltd. was incorporated in the State of Nevada on August 20, 1998, for the purpose of establishing a computer aided, post-production editing service for various media businesses.

      (1) On October 15, 1998, we authorized our initial issuances: 60,420,000 shares to seven founders pursuant to section 4(2) of the Securities Act of 1933 at par value of $0.001.

      (2) Also on October 15, 1998, we offered a maximum of 300 units at $1,000.00 per unit. Each unit consisted of 40,000 shares of common stock and 10 warrants to purchase up to an additional 40,000 shares of common stock for $0.075 within eighteen months of the offering date. The result was that we placed 10,620,000 shares to 27 highly sophisticated investors, with pre-existing relationships to management, pursuant to Regulation D, Rule 504, as then in force, promulgated by the Securities and Exchange Commission pursuant to section 3(b) of the Act. All warrants expired and are of no further force or effect.

      (3) About April 26, 2000, we formally issued an additional 2,080,000 shares to four highly sophisticated investors pursuant to Section 4(2) of the Securities Act of 1933, at $0.0125 per share. It appears that these shares had been subscribed for in November of 1999.

      (4) As a result, on July 31, 2000 we had 73,122,000 shares of common stock issued and outstanding, and no other shares, warrants, options or convertible securities.

     (5) On September 5, 2000 we repurchased 24,000,000 shares of common stock from our principal J. Dan Sifford, for $2,400 (par value pre-split), being the basis on which such shares had been issued to him previously).

 (B) OUR FORMER BUSINESS. We had been in the business of operating a computer aided, post-production editing service for various media businesses, using 3-D capable computer equipment developed by the Stratosphere Digital Editing System. The Stratosphere is the only disk-based digital nonlinear video work-station to feature real-time, full-motion alpha keys for two independent 3-D video channels, the equivalent of four video channels.

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


 (C) MATERIAL MORE RECENT EVENTS. On or about April 5, 2001, we acquired 100% of the issued and outstanding shares of TriLucent Technologies, Inc., ("TTI") a private Nevada corporation, for the issuance of 6,400,000 new investment shares of our common stock. In connection with the transaction, we changed our name to TriLucent Technologies Corp. The nominees of the private corporation were elected to our Board of Directors, to replace the existing directors, who resigned on April 6, 2001. A forward split of our common stock was effected such that every one share became two shares. Certain of our affiliates have agreed to cancel 38,494,000 shares of our common stock to facilitate the acquisition.

     TriLucent Technologies, Inc. (the private Nevada company) was formed on July 28, 2000. TTI is a developmental resource company engaged in oil and gas exploration. TTI has an exclusive, worldwide license to certain technologies that can increase the chance of commercial success of exploratory drilling for oil and gas from an industry standard of 20% to over a 50% success rate. These technologies can significantly reduce the risk associated with oil and gas exploration thereby creating great economic potential for its shareholders. The centerpiece of its technology, Microwave Detection, consists of utilizing airborne remote sensors, which can be used to detect oil and gas in the atmosphere leaking to the surface, directly above an underground oil and gas accumulation. In addition TTI also records micro-magnetics readings which indicates the presence of magnetic minerals shallow underground. The overlap of these two technologies allows TTI to quickly delineate acreage under which oil and gas accumulations exist. The technology is rapid, non-evasive and can reconnoiter large areas at a fraction of the cost and time of 3-D seismic surveys, which is the standard for the industry. It is also fine tuning its Magno-Tellurics tool to compliment its other Detection tools. Specifically, this device identifies and quantifies ground based electro magnetic readings (Tellurics) generated underground. It will more accurately determine depth of deposits, both in size and distance to surface as well as ascertain content of those deposits, whether it consists of oil, gas or water.

     All of the TTI s technologies have been verified in several blind field tests over proprietary 3D seismic surveys and proven by drilling to be at least 50% correct in identifying oil and gas anomalies directly over fields. These technologies can identify hydrocarbons over shallow or deep fields regardless of whether they are gas or oil. Gas fields with an aerial extent as small as 150 acres have been identified at a depth more than 15,000 feet below the surface. Over 6 million acres of prospected acreage has been investigated with this technology in the US. TTI has used its technology to identify large parcels of un-drilled oil and gas fields. While this tool still requires further development as a stand-alone exploration tool, its current status allows for integration with other technologies, the combination of which will greatly enhances successful exploration probabilities.

(D) FINANCING PLANS. For more information, please see Item 6 of Part II, Management's Discussion and Analysis.

(E) GOVERNMENT REGULATION. There are no issues of government regulation unique to this Registrant or its business.

(F) COMPETITION. Just as all fame is fleeting, so even cutting edge technologies face the reality of new and adapted technologies arising and improving which change the nature of any initial market advantage. There are other detection methods in use, and the arrival of new ones must be regarded as foreseeable. The detection for oil and gas exploration is a large industry. The traditional tools used for exploration are seismic readings and ground based radar systems. However, the interpretation of the data collected is an important variable for a successful discovery. The technology used by our Company is an airborne radar system accompanied by a database of seismic readings and other geological information. Our interpretation of the data is unique due to the fact that our radar system is airborne, allowing an advantage in the market place. We do not know of any other companies with an airborne radar system or similar technology in the industry.

(G) PLANNED ACQUISITIONS. There are no further acquisitions planned, at this time.

(H) EMPLOYEES. We had two remaining officers as of January 31, 2001. TTI currently has no employees.

(I) VOLUNTARY REPORTING CONTINGENCY. We do not anticipate any contingency upon which we would voluntarily cease filing reports with the SEC, even though we are not required to do so. It is in our compelling interest to report our affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its qualification for the OTCBB.


                        ITEM 2.  DESCRIPTION OF PROPERTY.

     None.


                           ITEM 3.  LEGAL PROCEEDINGS.

     There are no legal proceedings pending against the Company, as of the preparation of this Report.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.
                                        5


                                     PART II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.


 (A) DESCRIPTION OF SECURITIES. We are authorized to issue 100,000,000 shares of a single class of Common Voting Stock, of par value $0.001. There were 7,312,200 (pre-split) shares issued and outstanding on July 31, 2000. On September 5, 2000, we repurchased 2,400,000 (pre-split) affiliate control shares, reducing the total issued and outstanding to 4,912,200. On September 4, 2000 we declared a ten for one forward split of our common stock. On September 19, 2000 our 4,912,200 pre-split shares became 49,122,000 shares of common stock issued and outstanding. The effect of this forward split, by category of issuance is illustrated with the following table. All shares of Common Stock when issued were fully paid for and nonassessable. Each holder of Common Stock is entitled to one vote per share on all matters submitted for action by the stockholders. All shares of Common Stock are equal to each other with respect to the election of directors and cumulative voting is not permitted; therefore, the holders of more than 50% of the outstanding Common Stock can, if they choose to do so, elect all of the directors. The terms of the directors are not staggered. Directors are elected annually to serve until the next annual meeting of shareholders and until their successor is elected and qualified. There are no preemptive rights to purchase any additional Common Stock or other securities of the Registrant. The owners of a majority of the common stock may also take any action without prior notice or meeting which a majority of shareholders could have taken at a regularly called shareholders meeting, giving notice to all shareholders thereafter of the action taken. In the event of liquidation or dissolution, holders of Common Stock are entitled to receive, pro rata, the assets remaining, after creditors, and holders of any class of stock having liquidation rights senior to holders of shares of Common Stock, have been paid in full. All shares of Common Stock enjoy equal dividend rights. There are no provisions in the Articles of Incorporation or By-Laws which would delay, defer or prevent a change of control.

 (B) MARKET INFORMATION. Our Company, has one class of securities, Common Voting Equity Shares ( Common Stock ). The Company's Securities may be quoted in the over-the-counter market, on the Bulletin Board ( OTCBB ). To the best of our knowledge there has been little or no trading in our common shares. We face a young, sporadic and potentially volatile trading market. Quotations for, and transactions in, the Securities are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short.


     The  Remainder  of  this  Page  is  Intentionally  left  Blank

Quarter.  our       high bid  low bid  volume
ENDING .  quarter
-------------------------------------------------
Oct 98 .      1st          0        0           0
Jan 99 .      2nd          0        0           0
April 99      3rd          0        0           0
July 99.      4th          0        0           0
Oct 99 .      1st          0        0           0
Jan 00 .      2nd          0        0           0
April 00      3rd          0        0           0
July 00.      4th        .18      .14   2,880,000
Oct 00 .      1st     .34375    .1675  12,000,000
Jan 01 .    2d (1)      .275      .25   8,652,000




(1) This second quarter is the effective last quarter of our current fiscal year by reason of the transition reported in this transitional report. The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions. The source is finance.yahoo.com


     The  market  value  of  non-affiliate  shares  is  calculated  as  follows:

                         Total             49,122,000
                         Affiliate        (35,948,000)
                         non-affiliate     13,174,000     0.25     $3,293,500.00


 (C) HOLDERS. Management calculates that the approximate number of holders of the Company's Common Stock, as of January 31, 2001 was approximately 34.

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

 (E) SALES OF UNREGISTERED COMMON STOCK 1999-2001. About April 26, 2000, we formally issued an additional 2,080,000 shares to four highly sophisticated investors pursuant to Section 4(2) of the Securities Act of 1933, at $0.025 per share. It appears that these shares had been subscribed and paid for in November of 1999. These investors enjoyed pre-existing relationships with management providing them access to the kind of information which registration would have provided. Their sophistication was determined by reference to their respective income, net worth and previous investment experience. Also, 6,400,000 new investment shares of common stock for TriLucent were issued to the shareholders of TriLucent, pursuant to section 4(2) of the 1933 Act, on or after April 6,

2001, after the date of this Transitional report, and following a further two for one forward split of our common stock.

     OPTIONS AND DERIVATIVE SECURITIES. There are no outstanding options or derivative securities of this Registrant. There are no shares issued or reserved which are subject to options or warrants to purchase, or securities convertible into common stock of this Registrant. There are, as mentioned previously, 1,062,200 eighteen-month warrants that were exercisable on or before April 15, 2000 and have expired.

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


     ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.


 (A) PLAN OF OPERATION. We had been in the business of operating a computer aided, post-production editing service for various media businesses, using 3-D capable computer equipment developed by the Stratosphere Digital Editing System. On May 24, 2000, we reorganized our corporation by placing our operating business into a newly created and wholly-own subsidiary, NetFilms, Inc., without change or interruption of our operating business. On August 31, 2000, we resolved to distribute ownership of our operating subsidiary to our shareholders, one share of NetFilms, Inc. for every share EditWorks, Ltd. As a result, out existing shareholder base was unchanged, and our shareholders became the shareholders of NetFilms, Inc., a private Nevada corporation. As a further result, we had no business or business plan as of January 31, 2000. We do not anticipate any contingency upon which we would voluntarily cease filing reports with the SEC, even though we may cease to be required to do so. It is in our compelling interest to report its affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its qualification for the OTCBB. We will continue to file required reports and will begin the evaluation of possible future corporate opportunities.

(B) MATERIAL MORE RECENT EVENTS. On or about April 5, 2001, we acquired 100% of the issued and outstanding shares of TriLucent Technologies, Inc., ("TTI") a private Nevada corporation, for the issuance of 6,400,000 new investment shares of our common stock. In connection with the transaction, we changed our name to TriLucent Technologies Corp. The nominees of the private corporation were elected to our Board of Directors, to replace the existing directors, who resigned on April 6, 2001. A forward split of our common stock was effected such that every one share became two shares. Certain of our affiliates have agreed to cancel 38,494,000 shares of our common stock to facilitate the acquisition. The Board of Directors has agreed to accept the cancellation of 38,494,000 shares of its common stock, thus decreasing its outstanding capitalization to 10,628,000 shares of common stock. The Board of Directors of EDWL has authorized a two for one (2:1) forward-split of its outstanding common shares, thus increasing its outstanding capitalization to 21,256,000 shares of common stock upon effectiveness of the forward split and to 27,656,000 after the issuance of 6,400,000 shares to acquire TTI. TTI will operate as a wholly owned subsidiary of EDWL and will be provided funding by subsequent private placements of investment stock. TTI shareholders are Jerry Witte, Mark Zouvas and George Hennessey, who own 9,000 shares, 1,150 shares, and 50 shares, respectively. These shares were issued for services rendered and other considerations. TTI owns licensing rights and databases. TTI has approximately $107,000 in liabilities. We expect to file financial statements reflecting this acquisition with our next Quarterly Report on Form 10-QSB.


             The Remainder of this Page is Intentionally left Blank

 (C)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (1)  OPERATIONS  AND  RESULTS  FOR  THE  PAST  TWO  FISCAL  YEARS.

Operations . . . . . . . . . . . . .  For the 6     For the       From          Cumulative
                                      Months        Year          Inception     Total
                                      Ended         Ended         On            Since
                                      January       July 31       August        Inception
                                         31          20 to        July 31
 Selected Information
                                             2000          1999          1999
--------------------------------------------------------------------------------------------
Revenues:. . . . . . . . . . . . . .  $         0   $   106,956   $    72,663   $   179,619
                                      ------------  ------------  ------------  ------------
 Total Revenues. . . . . . . . . . .            0       106,956        72,663       179,619
General and Administrative . . . . .      (13,470)     (198,948)     (169,213)     (381,631)
------------------------------------  ------------  ------------  ------------  ------------
 Total Expenses. . . . . . . . . . .      (13,470)     (198,948)     (169,213)     (381,631)
Net (Loss) . . . . . . . . . . . . .      (13,470)      (91,992)      (96,550)     (202,012)
------------------------------------  ------------  ------------  ------------  ------------
Net Loss per share . . . . . . . . .         (.00)         (.00)         (.00)         (.00)
====================================  ============  ============  ============  ============
Weighted average shares outstanding.   53,122,000    71,735,330    66,617,000    66,503,300

             The Remainder of this Page is Intentionally left Blank

             (2)  FINANCIAL CONDITION FOR THE PAST TWO FISCAL YEARS.

Balance Sheet:. . . . . . . .  January 31    July 31
Selected Information. . . . .          2001        2000
---------------------------------------------------------
Cash and Equivalents. . . . .  $              $     580
-----------------------------  -------------  ----------
Accounts Receivable . . . . .             0      63,790
Current Assets. . . . . . . .             0      64,370
Property and Equipment, Net .             0     117,488
                               -------------  ----------
Other Assets. . . . . . . . .             0     117,488
Total Assets. . . . . . . . .             0     181,858
                               -------------  ----------
Accounts Payable. . . . . . .             0      39,948
                               =============  ==========
Advances (Related Party). . .             0      32,910
Total Liabilities . . . . . .             0      72,858
Common Stock. . . . . . . . .        49,122      73,122
                               -------------  ----------
Paid-in Capital . . . . . . .       248,420     224,420
Accumulated Deficit . . . . .      (297,542)   (188,542)
Total Equity. . . . . . . . .             0     109,000
Total Liabilities and Equity.             0     181,858
                               -------------  ----------

     Attention is directed to the Notes accompanying our financial statements, including but not limited to the following matters:

(Note 2-Going Concern) The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise capital in order to define their business operations, thus creating necessary operating revenues.

(Note  3-Property  and  Equipment):

                                                        January 31     July 31
                                                           2001          2000
                                    --------------------------------------------
                                    Editing Equipment            0     176,722
                                                            --------------------
                                    Accumulated Depreciation     0     (59,234)
                                    Total Property & Equipment   0     117,488
                                                           =====================

(Note 4-Development Stage Company) The Company is a development stage company as defined in Financial Accounting Standards Board Statement 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate operating revenues.

 (D) REVERSE ACQUISITION CANDIDATE. We are no longer a candidate for a reverse acquisition.


                         ITEM 7.  FINANCIAL STATEMENTS.

     The Audit Committee of this Corporation for this fiscal year consists of our Board of Directors. Management is responsible for our internal controls and the financial reporting process. Our independent auditors are responsible for performing an independent audit of our financial statements in accordance with generally accepted accounting standards and to issue a report thereon. It is the responsibility of our Board of Directors to monitor and oversee these processes. In this context the Committee has met and held discussions with management and the independent accountants. Management recommended to the Committee that our financial statements were prepared in accordance with generally accepted accounting principles, and the Committee has reviewed and discussed the financial statements with Management and such independent accountants, matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees). Our independent accountants also provided to the Committee the written disclosures required by Independence Board Standard No. 1 (Independence Discussions with Audit Committees), and the Committee discussed with the independent accountants that firm's independence.

     Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Transitional Annual Report on Form 10-KSB for the year ended January 31, 2001 be included and filed with the Securities and Exchange Commission.

     Please see Exhibit FK-01 for our Audited Financial Statements for the years ended January 31, 2001 and July 31, 2000. Our Balance Sheet and Statement of Operations have been substantially reproduced in the preceding Item 6 and discussed therein.


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

     None.

             The Remainder of this Page is Intentionally left Blank

                                    PART III


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


(A)  CURRENT  DISCLOSURE.

     J. Dan Sifford, Jr., (63)(President/Director) served through April 6, 2001. He grew up in Coral Gables, Florida, where he attended Coral Gables High School and the University of Miami. After leaving the University of Miami, Mr. Sifford formed a wholesale consumer goods distribution company which operated throughout the southeastern United States and all of Latin America. In 1965, as an extension of the operations of the original company, he founded Indiana Corporation (Indiana), a Panamanian company which was involved in supply and financing arrangements with many of the Latin American Governments, in particular, their air forces and their national airlines. As customer requirements dictated, separate subsidiaries were established to handle specific activities. During each of the past five years he has served as President of Indiasia, which serves only as a holding company owning: 100% of Indiana Aviation Corp. (a company which owns aircraft but has no operations); 100% of Overseas Aviation Corporation (a company which owns Air Carrier Certificates but has no operations); 50% of Robmar International, S.A. (a company operates a manufacturing plant in Argentina and Brazil, but in which Mr. Sifford holds no office). In addition to his general aviation experience, Mr. Sifford, an Airline Transport rated pilot, has twenty two years experience in the airline business, and is currently the President of Airline of the Virgin Islands, Ltd. a commuter passenger airline operating in the Caribbean, and has been its president continuously during each of the past five years. For the past several years Mr. Sifford has served as United States Managing Director of Intrepid International, S.A. a Panama Corporation, providing consulting services to international private companies in approaching the United States public market place for products, financing and securities. Mr. Sifford is not and has never been a broker-dealer. He has acted primarily as consultant, and in some cases has served as an interim officer and director of public companies in their development stage.

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

     Jena Minnick-Harry served as our Secretary/Treasurer through April 6, 2001. She has been working in the administrative and operations division of motion picture production and theatrical production for the last four years. She has been the Production Manager and Accountant for four feature films, one documentary, and four infomercials. She has also been the Producer and Co-Director for three theatrical productions. Ms. Harry is currently the Operations and Production Manager for an independent film company, Oasis Entertainment Corp. Her previous business experience includes Hospitality Sales and Marketing, Medical Equipment Manufacturer Marketing, Catering Sales and Operations and Graphic Design. Ms. Harry has a Bachelors Degree in Marketing and a minor in Psychology from Johnson & Wales University. As Secretary/Treasurer of the Registrant she will manage all production, supervise marketing activities, oversee editing services, and be responsible for controlling the payables and receivables and managing the day-to-day operations of the Company.

(B) MATERIAL MORE RECENT EVENTS. TTI shareholders were Jerry Witte, Mark Zouvas, and George Hennessey, who owned 9,000 shares, 1,150 shares, and 50 shares, respectively. They have become our new Directors.

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

     Mark Zouvas, age 38, is our Chief Financial Officer and a Director. Mr. Zouvas has a BA from the University of California at Berkeley (Accounting and Real Estate). As a staff auditor with Price Waterhouse, he performed services for clients in the banking and real estate industries. Mr. Zouvas has been involved in various venture capital transactions over the past ten years. He was a broker and an accountant in the state of California. Mr. Zouvas has served as the Chief Financial Officer of Power Exploration, Inc., a publicly traded oil and gas exploration firm located in Fort Worth, Texas. He is also a member of their Board of Directors. He is also a member of the Board Of Directors of eKnowledge Group, Inc., a publicly traded online education firm with several offices worldwide. Mr. Zouvas brings an increased experience level to the corporate finance capability of the Company. His financial, accounting and banking experience are well founded and are a necessity in today s ever-changing markets both domestically and worldwide.

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


                        ITEM 10.  EXECUTIVE COMPENSATION.

   There has been no executive compensation during the period of this report.


            ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT.

                                    TABLE A/B
                                  COMMON STOCK
                 OFFICERS AND DIRECTORS AND OWNERS OF 5% OR MORE


 Name and Address of Beneficial Owner .  Ownership         %
------------------------------------------------------------
J. Dan Sifford Jr. (1)  President . . .  35,948,000    73.18
3131 South West Freeway, #42
Houston TX  77098
------------------------------------------------------------
Jena Minnick-Harry   Secretary. . . . .         -0-     0.00
3 San Bittern
Aliso Viejo CA 92656
------------------------------------------------------------
All Officers and Directors as a Group .  35,948,000    73.18
------------------------------------------------------------
Total Shares Issued and Outstanding:for  49,122,000   100.00
reference only
------------------------------------------------------------

(1) Mr. Sifford and certain other shareholders have agreed to cancel 38,494,000 shares of our common stock to facilitate the acquisition of TTI.


 (A) CHANGES IN CONTROL. On or about April 5, 2001, we acquired 100% of the issued and outstanding shares of TriLucent Technologies, Inc., ("TTI") a private Nevada corporation, for the issuance of 6,400,000 new investment shares of our common stock. In connection with the transaction, we changed our name to TriLucent Technologies Corp. The nominees of the private corporation were elected to our Board of Directors, to replace the existing directors, who resigned on April 6, 2001. A forward split of our common stock was effected such that every one share became two shares. There are no other arrangements known to Registrant, including any pledge by any persons, of securities of Registrant, which may at a further subsequent date result in a change of control of the Registrant.


            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.


   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 (A)  FINANCIAL  STATEMENTS.  Please  see  the  following  Exhibit  Index.

 (B)  FORM  8-K  REPORTS.  None

 (C)  EXHIBITS.

FK-01 Audited Financial Statements for the years ended January 31, 2001 and July 31, 2000, and from inception.

Please also refer to our Definitive Information Statement filed on Form 14C on March 15, 2001.


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.
                                 EDITWORKS, LTD.

Dated:  April  25,  2001
                                       by

/s/J. Dan Sifford            /s/Jena Minnick-Harry
   J. Dan Sifford               Jena Minnick-Harry
   president/director           secretary/director

                                       16


--------------------------------------------------------------------------------
                                  EXHIBIT 00-FK

                          AUDITED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED JULY 31, 2000, 1999,
                               AND FROM INCEPTION
--------------------------------------------------------------------------------

                                 EDITWORKS, LTD.
                          (a Development Stage Company)
                              Financial Statements
                        January 31, 2001 and July 31, 2000

                                       18


                                 C O N T E N T S



Independent  Auditors'  Report

Balance  Sheets

Statements  of  Operations

Statement  of  Stockholders'  Equity

Statements  of  Cash  Flows

Notes  to  the  Financial  Statements

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Editworks, Ltd.

We have audited the accompanying balance sheets of Editworks, Ltd. (a Development Stage Company) as of January 31, 2001 and July 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the six months ended January 31, 2001, for the year ended July 31, 2000, from inception on August 20, 1998 through July 31, 1999, and from inception on August 20, 1998 through January 31, 2001 . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Editworks, Ltd. (a Development Stage Company) as of January 31, 2001 and July 31, 2000 and the results of its operations and cash flows for the six months ended January 31, 2001, for the year ended July 31, 2000, from inception on August 20, 1998 through July 31, 1999, and from inception on August 20, 1998 through January 31, 2001 in conformity with generally accepted accounting principles.

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

/s/Chisholm  &  Associates
Chisholm  &  Associates
North  Salt  Lake,  Utah
April  20,  2001

                                 EDITWORKS, LTD.
                          (a Development Stage Company)
                                  Balance Sheets

                                     ASSETS

                                           January  31,         July  31,
                                               2001                2000
--------------------------------------------------------------------------------

Current  assets
   Cash                                     $          0     $          580
   Accounts  receivable                                0             63,790
                                            --------------------------------
Total  Current  Assets                                 0             64,370
                                            --------------------------------
Property  &  Equipment,  Net                           0            117,488
                                            --------------------------------
      Total  Assets                         $          0     $      181,858
                                            ================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities
   Accounts  payable  -  related  party               0              39,948
   Advances  -  related  party                        0              32,910
                                            --------------------------------
Total  Current  Liabilities                           0              72,858
                                            --------------------------------

Stockholders'  Equity

   Common  Stock,  authorized
     50,000,000  shares  of  $.001  par  value,
     issued  and  outstanding  49,122,000
     and  73,122,000  shares                     49,122              73,122
   Additional  Paid  in  Capital                248,420             224,420
   Deficit  Accumulated  During  the
     Development  Stage                        (297,542)           (188,542)
                                            --------------------------------
Total  Stockholders'  Equity                          0             109,000
                                            --------------------------------
Total Liabilities and Stockholders' Equity  $         0     $       181,858
                                            ================================

  The accompanying notes are an integral part of these financial statements.

                                 EDITWORKS, LTD.
                          (a Development Stage Company)
                            Statements of Operations

                                                                     From
                                                     For the       Inception
                                     For the six      Year        on August 20       Cumulative
                                    months ended      Ended       1998 Through         Total
                                    January  31,     July  31,      July  31,          Since
                                        2001           2000           1999           Inception
--------------------------------------------------------------------------------------------------


Revenues                            $         0   $     106,956    $     72,663     $      179,619

Expenses:
   General  and  administrative          13,470         198,948         169,213            381,631
                                    ---------------------------------------------------------------
          Total  Expenses                13,470         198,948         169,213            381,631
                                    ---------------------------------------------------------------
Net  Loss                           $   (13,470)  $     (91,992)  $     (96,550)    $     (202,012)
                                    ===============================================================
Net  Loss  Per  Share               $      (.00)  $        (.00)  $        (.00)    $         (.00)
                                    ===============================================================
Weighted average shares outstanding  53,122,000      71,735,330      66,617,000         66,503,300
                                    ===============================================================

  The accompanying notes are an integral part of these financial statements.

                                 EDITWORKS, LTD.
                          (a Development Stage Company)
                        Statement of Stockholders' Equity

                                                                                         Deficit
                                                                                        Accumulated
                                                                     Additional         During the
                                        Common  Stock                  paid-in         Development
                                  Shares               Amount         capital            Stage
----------------------------------------------------------------------------------------------------


Balances at August 20, 1998               0    $          0      $           0    $            0
Common  stock, issued to
organizers for organizational
costs at valued at $6,042        60,422,000          60,422            (54,380)                0

Stock issued for cash
at $.025 per share               10,620,000          10,620            254,880                 0

Net  loss for the year
ended July 31, 1999                      0                0                  0           (96,550)
-------------------------------------------------------------------------------------------------
Balance,  July  31,  1999       71,042,000           71,042            200,500           (96,550)

Stock issued for cash
at $.025 per share               2,080,000            2,080             23,920                 0

Net  loss for the year
ended July 31, 2000                      0                0                  0           (91,992)
-------------------------------------------------------------------------------------------------
Balance,  July  31,  2000       73,122,000           73,122            224,420          (188,542)

Cancellation  of  shares       (24,000,000)         (24,000)            24,000                 0

Distribution to shareholders
in spin-off                              0                0                  0           (95,530)

Net loss for the six months
ended January 31, 2001                   0                0                  0           (13,470)
-------------------------------------------------------------------------------------------------
Balance, January 31, 2001       49,122,000     $     49,122     $      248,420    $     (297,542)
-------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

                                 EDITWORKS, LTD.
                          (a Development Stage Company)
                            Statements of Cash Flows

                                                                               From        From inception on
                                            For the Six       For the      inception on     August 20, 1998
                                           Months  Ended    Year Ended   August 20, 1998         through
                                            January  31,     July 31,    through July 31,       July 31,
                                               2001            2000            1999               2000
-------------------------------------------------------------------------------------------------------------

Cash  Flows  form  Operating
 Activities:
     Net  loss                          $      (13,470)   $     (91,992)    $     (96,550) $     (202,012)
     Adjustments  to  reconcile
       net  loss  to  net  cash
       provided  by  operations:
       Depreciation  &  Amortization             3,443           41,316            23,960          68,719
       Increase  in  receivables                     0          (25,904)          (37,886)        (63,790)
       Increase  in  payables                    9,500           18,435            21,513          49,448
       Increase  in  advances                        0           32,910                 0          32,910
----------------------------------------------------------------------------------------------------------
Net  Cash  (Used)  Provided  by
 Operating  Activities                            (527)         (25,235)          (88,963)       (114,725)
----------------------------------------------------------------------------------------------------------
Cash  Flows  from  Investment
 Activities:
     Cash  contributed  in distribution            (53)               0                 0             (53)
     Purchase  of  Equipment                         0             (350)         (176,372)       (176,722)
----------------------------------------------------------------------------------------------------------
Net  Cash  (Used)  Provided  by
    Investing  Activities                          (53)            (350)         (176,372)       (176,775)
----------------------------------------------------------------------------------------------------------
Cash  Flows  from  Financing
 Activities:
    Issued  common  stock  for  cash                0           26,000            265,500         291,500
----------------------------------------------------------------------------------------------------------
Net  Cash  (Used)  Provided  by
   Financing  Activities                            0           26,000            265,500         291,500
----------------------------------------------------------------------------------------------------------
Net  increase  (decrease)  in  cash              (580)             415                165               0

Cash,  beginning  of  period                      580              165                  0               0
----------------------------------------------------------------------------------------------------------
Cash,  end  of  period                   $          0  $           580   $            165    $          0
==========================================================================================================
Supplemental  Cash  Flow  Information
  Cash  paid  for  interest                            $             0   $              0    $          0
  Cash  paid  for  income  taxes                       $             0   $              0    $          0

  The accompanying notes are an integral part of these financial statements.

                                 EDITWORKS, LTD.
                          (a Development Stage Company)
                        Notes to the Financial Statements
                       January 31, 2001 and July 31, 2000

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

     e.  Fiscal  Year  End

          The  Company  has  elected  a  January  31  fiscal  year  end.

     f.  Provision  for  Income  Taxes

     No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $202,012 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2018. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

     Deferred tax assets and the valuation account is as follows at January 31, 2001 and July 31, 2000
 .
                                          January  31,         July  31,
                                             2001                 2000
                                          -------------------------------------
     Deferred  tax  asset:
        NOL  carrryforward               $     68,700       $     64,100
     Valuation  allowance                     (68,700)           (64,100)
                                         --------------------------------
     Total                               $          0       $          0
                                         ================================

     g.   Revenue  Recognition

           Revenue  from editing services is recorded as services are performed.

                                 EDITWORKS, LTD.
                          (a Development Stage Company)
                        Notes to the Financial Statements
                       January 31, 2001 and July 31, 2000

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

NOTE  3  -  Property  and  Equipment

           Property and Equipment consists of the following at January 31, 2001 and July 31, 2000:

                                         January  31,       July  31,
                                             2001              2000
                                      -----------------------------------
          Editing  Equipment                      0             176,722
          Accumulated  Depreciation               0             (59,234)
                                      ----------------------------------
          Total  Property  &  Equipment           0             117,448

          The provision for depreciation is calculated using the straight line method over the estimated useful lives of the assets. Depreciation expense for the periods ended January 31, 2001 and July 31, 2000 was $3,443 and $36,403, respectively.

NOTE  4  -  Development  Stage  Company

     The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and defining its business operation in order to generate significant revenues.

NOTE  5  -  Equity

    In August of 1998 the Company issued 60,422,000 shares of common stock to organizers in exchange for organizational costs valued at $6,042.

    During January 1999, the Company issued 10,620,000 shares of common stock for cash of $265,500.

          During April 2000, the Company issued 2,080,000 shares of common stock for cash of $26,000.

                  During September 2000, the Company canceled 24,000,000 shares of common stock.

NOTE  6  -  Reorganization  and  Spin-off

              On September 1, 2000 the Board of Directors and Shareholders of the Company approved a plan of reorganization and spin-off wherein the operations and assets of the Company were spun out to NetFilms, Inc., a subsidiary of the Company. The Shareholders of the Company were then issued shares in and distributed all interest of NetFilms, Inc.

NOTE  7  -  Stock  Split

          In September 2000, the Company completed a forward stock split of 10 shares for each outstanding share. This report has been prepared showing after stock split shares from inception.

                                 EDITWORKS, LTD.
                          (a Development Stage Company)
                        Notes to the Financial Statements
                       January 31, 2001 and July 31, 2000

NOTE  8  -  Related  Party  Transactions

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

            At  July  31,  2000 the Company had accounts payable due to Intrepid
International,  Ltd. of $39,948    Intrepid International, Ltd. is a corporation
under  common  control.

        During the year ended July 31, 2000, the Company received advances from Intrepid International, Ltd. The balance due Intrepid associated with these advances at July 31, 2000 is $32,910.

NOTE  9  -  Subsequent  Events

        On April 5, 2001, the Company issued 6,400,000 shares of stock to TriLucent Technologies, Inc. for 100% of the issued and outstanding shares of TriLucent Technologies, Inc., a private Nevada Corporation. In connection with this acquisition, the Company increased the number of shares authorized to 100,000,000 and changed its name to TriLucent Technologies, Inc. The nominees of TriLucent Technologies, Inc. were elected to the Board of Directors of the Company in place of its former directors, who resigned. On April 6, 2001, a forward split of the Company's common stock was effective such that every one share became two shares. Certain affiliates of the Company have agreed to cancel 38,494,000 shares of common stock of the Company facilitate the acquisition.

