Form 10QSB
period 2001-04-30
TRILUCENT TECHNOLOGIES CORP
filed 2001-06-14
CIK 1076784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period ended April 30, 2001


             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Transition Period ___________ to ___________


                        Commission File Number:   0-28767

                          TRILUCENT TECHNOLOGIES CORP.
             (Exact name of Registrant as specified in its charter)

Nevada                                                                88-0403070
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)

825  S.  St.  Mary's, San Antonio, Texas                                   78205
(Address of principal executive offices)                              (Zip Code)

Registrant's  telephone  number,  including  area  code:         (210)  444-2795

EditWorks,  Ltd.,  24843  Del  Prado,  Suite  326,  Dana  Point,       Ca  92629
(Former  Name  and  Address)


As of June 13, 2001, 27,656,000 shares of Common Stock were issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months ended April 30, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

                                        1


                                  TRILUCENT TECHNOLOGIES CORP.
                                         Balance Sheets

                                                         April 30,         January 31,
                                                           2001               2001
                                                         (Unaudited)
CURRENT ASSETS
    Cash. . . . . . . . . . . . . . . . . . . . . . . .  $     8,709   $       0
                                                         ------------  ----------
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . .        8,709           0
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .  $     8,709   $       0
                                                         ============  ==========

      LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

  Accounts payable. . . . . . . . . . . . . . . . . . .  $   766,240   $       0
                                                         ------------  ----------
STOCKHOLDERS' EQUITY
  Common Stock, $.001 par value; authorized 50,000,000
     shares; issued and outstanding, 27,656,000 shares
     and 98,244,000 shares respectively . . . . . . . .       27,656      98,244
  Additional Paid-In Capital. . . . . . . . . . . . . .      269,886     199,298
  Accumulated Equity (Deficit). . . . . . . . . . . . .   (1,055,073)   (297,542)
Total Stockholders' Equity. . . . . . . . . . . . . . .     (757,531)          0
                                                         ------------  ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY. . . . . . . .  $     8,709   $       0
                                                         ============  ==========

                          The accompanying notes are an integral part
                                 of these financial statements.
                                        2


                                 TRILUCENT TECHNOLOGIES CORP.
                            Consolidated Statements of Operations

                                                               From             From
                                               For the     Inception on    Inception on
                             For the three      Year      August 20,1998  August 20,1998
                             months ended       ended        through         through
                              April 30,       July 31,       July 31,       April 30,
                                 2001           2000           1999           2001
                             -------------  -------------  -------------  -------------
Revenues. . . . . . . . . .  $          0   $    106,956   $     72,663   $    179,619
                             -------------  -------------  -------------  -------------
General and Administrative.       650,212        198,948        169,213      1,139,162
                             -------------  -------------  -------------  -------------
Net Loss from Operations. .      (650,212)       (91,992)       (96,550)      (959,543)
Net Income (Loss) . . . . .  $   (650,212)  $    (91,992)  $    (96,550)  $   (959,543)
                             =============  =============  =============  =============
Loss per Share. . . . . . .  $      (0.01)  $      (0.00)  $      (0.00)  $      (0.01)
                             =============  =============  =============  =============
Weighted Average
    Shares Outstanding. . .   106,244,000    143,470,660    133,234,000    133,006,600
                             =============  =============  =============  =============

                          The accompanying notes are an integral  part
                                  of these financial statements.

                                        3


                                              TRILUCENT TECHNOLOGIES CORP.
                                          Consolidated Statements of Cash Flows

                                                                              From          From
                                                               For the    Inception on   Inception on
                                             For the three      Year     August 20,1998 August 20,1998
                                              months ended      ended         through      through
                                               April 30,       July 31,      July 31,      April 30,
                                                  2001           2000          1999           2001
                     ---------------------------------------------------------------------------------
Operating Activities

  Net Income (Loss). . . . . . . . . .  $            (650,212)  $(91,992)  $ (96,550)  $(959,543)

  Less items not effecting cash
    Depreciation & Amortization. . . .                      0     41,316      23,960      68,719
    Increase in receivables. . . . . .                      0    (25,904)    (37,886)    (63,790)
    Increase in payables . . . . . . .                658,921     18,435      21,513     815,688
       (organizational expense). . . .
  Increase in advances                                      0      32,910          0      32,910
                                                       ---------  ----------  ----------  ------
Net Cash from Operations . . . . . . .                  8,709    (25,235)    (88,963)   (106,016)
                                       ----------------------  ---------  ----------  ----------
Cash Flows from Investment Activities
  Cash contributed in distribution . .                      0          0           0         (53)
  Purchase of Equipment. . . . . . . .                      0       (350)   (176,372)   (176,722)
                                        ----------------------  ---------  ----------  ----------
Net Cash from Investing Activities . .                      0       (350)   (176,372)   (176,775)
                                        ----------------------  ---------  ----------  ----------
Cash Flows from Financing Activities
  Issued common stock for cash . . . .                      0     26,000     265,500     291,500
                                        ----------------------  ---------  ----------  ----------
Net Cash from Financing Activities . .                      0     26,000     265,500     291,500
                                        ----------------------  ---------  ----------  ----------
Net increase (decrease) in cash. . . .                  8,709        415         165       8,709
Beginning Cash . . . . . . . . . . . .                      0        165           0           0
                                        ----------------------  ---------  ----------  ----------
Ending Cash. . . . . . . . . . . . . .  $               8,709   $    580   $     165   $   8,709
                                        ======================  =========  ==========  ==========

                              The accompanying notes are an integral part
                                    of these financial statements.
                                        4


                                    TRILUCENT TECHNOLOGIES CORP.
                     Consolidated Statement of Stockholders' Equity (Unaudited)
                       for the period from inception of the Development Stage
                              on August 20, 1998, through July 31, 2000
                                 and the period ended April 30, 2001

                                                          Additional  Accumulated   Total Stock-
                                     Common       Par       Paid-In     Equity    holders' Equity
                                     Stock        Value     Capital     (Deficit)    (Deficit)
                                  ------------  ---------  ----------  ------------  ----------
Common Stock issued at inception  120,844,000   $120,844   $(114,802)  $         0   $   6,042
Sale of Common Stock . . . . . .   21,240,000     21,240     244,260             0           0
Net (loss) during period . . . .            0          0           0       (96,550)          0
Balance at July 31, 1999 . . . .  142,084,000   $142,084   $ 129,458   $   (96,550)  $ 174,992
Sale of Common Stock . . . . . .    4,160,000      4,160      21,840             0           0
Net (loss) during period . . . .            0          0           0       (91,992)          0
Balance at July 31, 2000 . . . .  146,244,000   $146,244   $ 151,298   $  (188,542)  $ 109,000
Distribution to shareholders in
   spin-off on August 31, 2000 .            0          0           0       (95,530)          0
Shares returned to Treasury. . .  (48,000,000)   (48,000)     48,000             0           0
Net loss for six months
    ended January 31, 2001 . . .            0          0           0      (120,789)          0
Balance at January 31, 2001. . .   98,244,000     98,244     199,298      (404,861)   (107,319)
Shares returned to Treasury. . .  (76,988,000)   (76,988)     76,988             0           0
Shares issued in acquisition . .    6,400,000      6,400      (6,400)            0           0
Net (loss) during period . . . .            0          0           0      (650,212)          0
Balance at April 30, 2001. . . .   27,656,000   $ 27,656   $ 269,886   $(1,055,073)  $(757,531)

                             The accompanying notes are an integral part
                                   of these financial statements.
                                        5


                          TRILUCENT TECHNOLOGIES CORP.
                          (A Development Stage Company)
                 Consoldiated Notes to the Financial Statements
                                 April 30, 2001

NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
a.  Organization

Trilucent Technologies Corp. (formerly Editworks, Ltd.) was incorporated on August 20, 1998 under the laws of the State of Nevada. TriLucent Technologies, Inc. was incorporated on July 28, 2000 under the laws of the State of Nevada, primarily for the purpose of exploration of oil and natural gas.

The Company has limited operations, assets and liabilities. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

b.  Accounting  Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a calender year end.

c.  Cash  and  Cash  Equivalents

     Cash equivalents include short-term, highly liquid investments with maturities of three months or less  at  the  time  of  acquisition

     d.  Basic  Loss  Per  Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of financial statements.

     e.  Additional  Accounting  Policies

     Additional accounting policies will be established once planned principal operations commence.

     g.  Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                          TRILUCENT TECHNOLOGIES CORP.
                          (A Development Stage Company)
                 Consoldiated Notes to the Financial Statements
                                 April 30, 2001


NOTE  2  -  ACQUISITION  OF  TRILUCENT  TECHNOLOGIES,  INC.

TriLucent Technologies, Inc. was acquired by TriLucent Technologies, Corp., formerly, Editworks Ltd., effective April 5, 2001, as a wholly-owned subsidiary, forthe issuance of 6,400,000 new post-split shares of common stock.
The transaction, which closed on April 5, 2001, has been accounted for as a reverse merger whereby TriLucent Technologies, Inc. is the acquirer for accounting purposes. Concurrently, 38,494,000 shares of stock were cancelled.


NOTE  3  -  GOING-  CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to raise operating capital through a private placement. Until this occurs, shareholders of the Company have committed to meeting the Company's operating expenses.

NOTE  4  -  NOTES  PAYABLE  -  RELATED  PARTIES

As of January 31, 2001, TriLucent Technologies had a total of $ 107,319 in notes payable. $90,861 to Tiburon Group, a Private third party investor. This note carries a 10% interest ratepayable per annum and is due in one year. $4027 is payable  to  an  officer  (CEO)  of  the  Company for general and administrative expenses that were paid for by the CEO. This amount will be repaid by the Company during the first quarter. Various costs relating to general and adminsitrative expenses in the amount of $ 12,431 were accrued at year-end and will be paid during the first quarter of 2001. As of April 5, 2001, the combined entities had incurred additional liabilities representing $658,921, which is classified as a note payable. The note is due in six-months from the date of these financials at annualized interest rate of 10% and payable to the Exim International, a private third party investor.

 ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION


(A)     PLAN OF OPERATION.   The plan of operation that we discussed in our Form
10-KSB filed on April 2, 2001, has not substantially changed. Our plan of operation for the next 12 months follows.

The business plan of the Company involves the application or its proprietary technologies to the exploration of oil and gas deposits in North America. Initially, the Company plans on generating prospects for selected clients in return for processing fees, working interests and overriding royalties in the prospects generated. Ultimately, the Company will directly participate in the exploration of its own prospects thereby creating higher working interests which will translate into increased revenue streams.

1. CASH REQUIREMENTS. As previously disclosed we recently acquired TriLucent Technologies, Inc. To satisfy our cash requirements for the next 12 months of operations, we will be required to obtain additional cash through equity offerings of our securities or by borrowing funds from outside lenders or our shareholders. We estimate that we will need approximately $1,000,000 of capital to execute our business model and generate revenues within six months after the execution of the model. Assuming the successful completion of wells drilled utilizing the Company's technologies, the Company should attain profitability within the first year of operation. If we are not successful in obtaining these funds, then we may not be successful in carrying out our business plans.

2.     PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

3. PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. We anticipate acquiring equipment to be used in the deployment of technologies in the field. This includes the purchase and/or lease of a single aircraft and a mobile unit as well as the addition of several high-speed computers. The cost estimate for this equipment is expected to be $400,000. There may be some reallocation of the use of our existing leased facilities and equipment.

4. SIGNIFICANT CHANGES IN THE NUMBER OF EMPLOYEES. As a result of our recent acquisition we currently have 3 employees, however we draw upon numerous business and technology consulting groups as well as outsourcing for many of the services that support the execution of the business model.

(b)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. The following discussion and analysis of financial condition and results operations should be read in conjunction with the Company's accompanying unaudited consolidated financial statements and notes included herein and the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2001.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: This news release contains forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words ``believes,'' ``expects,'' ``anticipates'' or similar expressions. Any statements with respect to the success rates of exploratory drilling for oil and gas utilizing TriLucent's technologies are based solely on the historical experience of TriLucent, and there are no assurances that these success rates can be obtained in every instance of exploratory drilling. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of TriLucent Technologies Corp. (the company) to differ materially from those expressed or implied by such forward-looking statements. (Such factors include, among others, the risk factors contained in the company's filings with the Securities and Exchange Commission.) In addition, description of anyone's past success, either financial or strategic, is no guarantee of future success. The company will remain dependent upon future financing for its growth and development, and for it to successfully implement its business plan. No statement contained herein should be construed as indicating that such financing is or will be available, and if available, will be on terms favorable to the company. This news release speaks as of the date first set forth above and the company assumes no responsibility to update the information included herein for events occurring after the date hereof.


1.     RESULTS  OF  OPERATION

A.     REVENUE.

There was no revenue for the Company for the three months ended April 30, 2001 and there is no comparison with the revenue for the three months ended April 30, 2000. Further, it is inconsequential to the new focus and direction of the Company because of the reverse-acquisition. Management anticipates that a revenue stream will be developed by 3rd Qtr 2001.

B.     OPERATING  EXPENSES

Because of the restructuring of the Company and its services, management does not feel that a comparison of revenue and expenses, for this reporting period, would provide valuable information. Therefore, the following analysis is based on a comparison of total operating expenses for the three months ended April 30, 2001. The expenses for the first quarter included salaries, G & A expenses
(which include rent and utilities) and travel, which amounted to $218,962. The expenses also included a $431,250 expense that related to outside consultants.

C.     NET  INCOME  (LOSS)

The Company's net loss for the first quarter of 2001 was $650,212 as compared to a net loss of $91,992 for the year ended July 31, 2000. The loss for the first quarter included salaries, G & A expenses (which include rent and utilities) and travel, which amounted to $218,962. The loss also included a $431,250 expense that related to outside consultants. The Company's basic loss per share for the first quarter of 2001 was ($0.01) as compared to a basic loss per share of ($.001) for the year ending July 31, 2000.

2.     FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

As of April 30, 2001 the Company had cash and cash equivalents of $8,709 compared to $0 at January 31, 2000, an increase of $8,709. Total assets increased from $0 at January 31, 2000 to $8,709 at April 30, 2001, an increase of $8,709

For the three-month period ended April 30, 2001 the net cash used in operating activities was $8,709 as compared to ($25,235) in the year ending July 31, 2000. The Company's net cash used in investing activities was $0 as compared to ($350) in the year ending July 31, 2000. The net cash that was provided by financing activities for the first quarter was $0 as compared to $26,000 in the year ending July 31, 2000.


                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS. Pursuant to Majority Shareholder action, of February 27, 2001 in accordance with the laws of Nevada,

a. We have changed our name to Trilucent Technologies Corp., effective April 4, 2001;

b.  We  have increased the authorized capital to 100,000 shares of common stock;

c.  We  have  effected  a  two  for  one  forward  split  of  our  common stock.

d.  We  have  designated  76,988,000  (post-split)  shares  for  cancellation.

e. We have to issues 6,400,000 (Post-Split) for the acquisition of TriLucent Technologies, Inc., ("TTI") pursuant to that certain Plan of Reorganization of February 27, 2001, which has been approved by our shareholders, and we have complied with Section 14(c) of the Securities Exchange Act of 1934;



ITEM 5. OTHER INFORMATION. On or about April 5, 2001, we acquired 100% of the issued and outstanding shares of TriLucent Technologies, Inc., ("TTI") a private Nevada corporation, for the issuance of 6,400,000 new investment shares of our common stock. In connection with the transaction, we changed our name to TriLucent Technologies Corp. The nominees of the private corporation, Jerry Witte, Mark Zouvas and George Hennessey, were elected to our Board of Directors, to replace the existing directors, who resigned on April 6, 2001. TTI will operate as a wholly owned subsidiary of EDWL and will be provided funding by subsequent private placements of investment stock.

      A forward split of our common stock was effected such that every one share became two shares, thus increasing its outstanding capitalization to 27,656,000 shares of common stock upon effectiveness of the forward split and to after the issuance of 6,400,000 shares to acquire TTI and the cancellation of the 76,988,000 (post-split).

New Officers/Directors                           Shares              %
------------------------------------------------------------------------
Jerry Witte,                                   5,647,059           20.42
------------------------------------------------------------------------
Mark Zouvas                                      721,569            2.61
------------------------------------------------------------------------
George Hennessey                                  31,372            0.11
------------------------------------------------------------------------
Management as a Group                          6,400,000           23.14
------------------------------------------------------------------------
Total Issued and Outstanding                  27,656,000          100.00
========================================================================

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended April 30, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  June  13,  2001

/s/Jerry  D.  Witte,  CEO          /s/Mark  Zouvas,  CFO
 Jerry  D.  Witte,  CEO           Mark  Zouvas,  CFO

