Form 10QSB/A
period 2001-04-30
TRILUCENT TECHNOLOGIES CORP
filed 2001-06-25
CIK 1076784

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB-A

                                 (SUPPLEMENTAL)

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:   0-28767

                      For the Quarter ended April 30, 2001


                          TRILUCENT TECHNOLOGIES CORP.


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

                                  INTRODUCTION

     This Form 10-QSB-A is filed as an Addendum to Form 10-QSB previously filed for this quarter. No information in that filling is changed. This filing is made for the sole purpose of providing supplemental information about our new businesses and technologies.

                    PART II: OTHER INFORMATION (SUPPLEMENTAL)


ITEM 5. OTHER INFORMATION. TriLucent Technologies Corp. is a developmental resource company engaged in oil and gas exploration. We own exclusive technologies that can increase the chance of commercial success of exploratory drilling for oil and gas from an industry standard of 20% to over a 50% success rate. These technologies can significantly reduce the risk associated with oil and gas exploration thereby creating great economic potential for us and our shareholders. The overlap of the two technologies (described following) allows rapid delineation of acreage under which oil and gas accumulations exist.

                         OUR BUSINESSES AND TECHNOLOGIES

     OUR RISK REDUCTION TECHNOLOGIES ("RRTS") were developed on a proprietary basis and have been filed with the United States Patent Office under a patent pending reference. The centerpiece of its technology, Microwave Detection, consists of utilizing airborne remote sensors, which can be used to detect oil and gas molecules leaking to the surface above underground accumulations. The Technology is rapid, non-evasive and can reconnoiter large areas at a fraction of the cost and time of 3-D seismic surveys, which surveys are the standard method of the industry.

     We have also developed VERTICAL MAGNO-TELLURICS ("VTS"). This technology compliments our detection tool. It is based on identifying and quantifying telluric readings (essentially, low-frequency electromagnetic soundings) generated underground. This tool will increase success ratios by more accurately determining depth of the deposits in both size and distance to the surface, as well as ascertain the content of those deposits, whether consisting of oil, gas or water.

     Our technologies have been verified in several blind field tests over proprietary 3D seismic surveys and proven by drilling to be at least 50% correct in identifying oil and gas anomalies directly over fields. These technologies can identify hydrocarbons over shallow or deep fields regardless of whether they are gas or oil. Gas fields with an aerial extent as small as 150 acres have been identified at a depth more than 15,000 feet below the surface.

     In addition to these technologies, we have a large digital database of oil and gas data and software that represents advancement in Computer Aided Exploration ("CAEX"). This database includes information on more than 1.5 Million wells drilled in the United States.

     We intend to use our technologies to verify and market certain anomalies (which suggest sites of potential probability) to the oil and gas industry for fees and proportional carried interests, without incurring any capital outlays on our part, in form of pricing costs.

     In recent years, due to years of low oil and gas prices, the industry has reduced its size, focused only on buying existing oil and gas reserves, shifting its focus from exploration. Now, with the current high oil and gas prices, the industry is in desperate need of drillable prospects. No better time has existed for a developmental company to gain carried interests while proving its technologies and assembling worthy oil and gas prospects.

     We believe, based on our initial existing information, that our current projects will generate more than 35 million dollars of production and reserves. We believe that this will allow us to grow, both by reserve development and recognition of our risk reducing technologies. As Our prospect inventory is drilled, the success of an appropriate number (nothing is for certain, and no 100% success should be anticipated) of those prospects will give remaining inventories an enhanced value. In turn, this may enable us to obtain more favorable leverage positions for higher carried interests.

     Our technology is "green" with obvious practical application in the environmental and pipeline industries, in identifying petroleum spills and monitoring aquifer cleanup of spilled petroleum by-products. We will pursue development of these business potentials as our operating platform matures.

                            OUR OPERATIONAL STRATEGY

     We currently have an inventory of undrilled oil and gas prospects that could represent over 100 million barrels of oil and gas reserve potential. As we continue with additional work, this inventory is expected to multiply significantly. The oil and gas industry is beginning to understand how our tools work and the principles behind them, but there has been little documentation of the results. Recognition is coming slowly. Articles are beginning to appear (see Oil and Gas Journal, Volume 98, Issue 31, July 31, 2000).

     Our goal is to prove the viability of our technologies by demonstrating results. The approach to validate our technologies and implement them in an exploration strategy is now discussed:

     BUILD A CREDIBLE PRESENTATION of the existing wells drilled upon identification by us. We have the results of wells drilled on leases that were previously surveyed, which empirically prove that our RRTS can perform at a 50% probability of success. Numerous wells have been drilled after surveys and anomalies (probabilities) were identified. Currently one of the hottest plays in Texas on top of existing surveys. The Bossier sand play has had over 40 wells drilled in areas which we have surveyed. This exploratory play is Anadarko Petroleum Company's primary drilling effort within the United States, with production rates of over 20 million cubic feet of gas per day (20 MMCFD), and has been drilled on top of anomalies previously identified by our RRTS.

     OBTAIN INDUSTRY PARTICIPATION TO DEVELOP the large inventory of our defined anomalies. These prospect anomalies vary in size and costs to drill, which depend upon the particular basin, depth and location. Select prospects are being verified and packaged to sell to the industry.

     One example of our inventories represents five large anomalies in an older shallow oil and gas basin. Potential reserve sizes are 1 to 5 million barrels of oil equivalent (1-5 MMBOE) with net present value at 10 to 50 million dollars per anomaly. Maximum depth of well is less than 6,000 feet, and the cost of land and drilling is less than $200,000 per well. We have a detailed database of relevant geologic and geophysical information, and we are in the process of preparing traditional prospect packages to be sold to several industry partners. With little capital exposure, we can have a respectable carried interest in the drilling of the anomalies with the next year, 2002. The prospects are in non-competitive areas with low leasing costs and low royalties. We intend to package prospects to industry partners for sale, which sales shall include a small up-front fee, a carried interest of 15% to 20%, plus an overriding royalty interest of 2% to 4%.

     OBTAIN INDUSTRY PARTICIPATION TO EXPLORE for large gas prospects ("elephant hunting"). The high prices of oil and gas, in conjunction with the lack of exploration effort, of recent years, has created a large gap in the supply and demand for drillable prospects. We are preparing a large acreage evaluation in the Green River Basin located in the State of Wyoming. The Jonah Field, one of the largest fields in the United States, 2-3 trillion cubic feet (2-3 TCF) of gas was discovered in this basin in 1993. Much attention has been directed to this field because of its size and the fact that it represents "new" type of petroleum trap. Unfortunately, this field, and any others like it, cannot be easily seen on 3-D seismic surveys, and thus the industry remains frustrated in it inability to explore this type of field. The United States Geological Service
(USGS) has estimated that over 40 TCF of gas will be found in the Green River Basin. We believe that we hold the key to finding gas in this and other basins of this type.

     We plan to engage in joint ventures with several large oil and gas companies to drill anomalies we have discovered. In exchange for our services, we will receive a fee and at least 10% to 20% carried interest in any exploratory drilling. The most likely target size of these anomalies is between 100 and 300 BCF (billion cubic feet) of gas.

     IN SUMMARY, we can achieve several beneficial results, in the process of building a proof of our technologies:

     We  can  sell  our  services  for  cash;

     We can build our reserve base and cash flow through carried interests in prospects;

     We  can  increase  the  desire  and  demand  for  our  product;  and

     We can increase the value of our undrilled inventory in a geometric proportion.


     AS THE RESULTS ARE RECOGNIZED by the industry, we can negotiate for increased capital and carried interests, which in turn will generate an even larger reserve base and associated cash flow. With success, we will be able, if we choose, to drill our own inventory from internal capital, or to sell that inventory at appreciated prices.

     PROPERTY SALE STRATEGY. An oil and gas well's cash flow is not fully realized until the well stops producing, 10 to 15 years in the future. To maximize our asset value, a property sales strategy will be pursued. The strategy is to develop 60% of a field and then sell it. At 60% development, a field's reserve base is usually completely proven. Selling a field at that point reduces the total development capital needed, while maximizing the proven reserves value. At this stage, production rates are near their peak and at a maximum cash flow. We will benefit by realizing the value of the asset, through such a sale, without having to wait for a field's life to realize the total return of the capital invested.

                               OUR MANAGEMENT TEAM

     JERRY D. WITTE, CEO AND PRESIDENT. Mr. Witte earned his Bachelor of Science degree in Geology at the University of South Florida, and advanced degree work there and at Penn State University. Since then Mr. Witte has had over 20 years extensive experience in the oil and gas industry as a geologist and a junior, and that a senior, executive. His biography has been reported in our last annual report, on Form 10-KSB

     DONALD G. RUSSEL, CHAIRMAN OF THE BOARD. Mr. Russel is the former Chairman of Sonat Exploration, which was acquired by El Paso Energy Corporation in 1999. He was with Sonat from 1988 to 1998. He is also past President of Shell Development Co (USA), which is currently a subsidiary of BP Amoco. He currently sits on the Boards of Grant Geophysical, Prime Natural Resources, Inc., and Tidewater, Inc.

     GEORGE D. HENNESSEY, VICE-PRESIDENT AND SECRETARY. Mr. Hennessey earned his B.S. in Geology at Arizona State University in 1960 and had a post-graduate education at Brigham Young University in the area of Accounting and Business Management. Since 1977, Mr. Hennessey has been a consultant for Major Mining Companies, Private Corporations, Investment Groups and Individuals, relative to mineral exploration, mineral property evaluations, acquisitions, and dispositions. His biography has been reported in our last annual report, on Form 10-KSB

     MARK ZOUVAS, CHIEF FINANCIAL OFFICER. Mr. Zouvas earned his BA from University of California at Berkeley (Accounting and Real Estate). As a staff auditor with Price Waterhouse, he performed services for clients in the banking and real estate industries. Mr. Zouvas currently serves as Chief Financial Officer of Power Exploration, Inc., a publicly traded oil and gas exploration firm located in Fort Worth, Texas, and on the Board there, and also on the Board of eKnowledge Group, Inc., a publicly traded online education firm with offices world-wide.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB-A (Supplemental) Report for the Quarter ended April 30, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  June  21,  2001

 /s/Jerry  D.  Witte           /s/Mark  Zouvas          /s/George  D.Hennessey
    Jerry  D.  Witte              Mark  Zouvas             George  D.  Hennessey
    president                     cfo                      secretary