Form 10QSB
period 2001-07-31
TRILUCENT TECHNOLOGIES CORP
filed 2001-09-17
CIK 1076784

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number:  000-28767


                       For the Quarter ended July 31, 2001


                          TRILUCENT TECHNOLOGIES CORP.


Nevada                                                                88-0403070
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)

825  S.  St.  Mary's,  San  Antonio,  Texas                                78205
(Address of principal executive offices)                              (Zip Code)

Registrant's  telephone  number,  including  area  code:         (210)  444-2795



As of September 10, 2001, 27,656,000 shares of Common Stock were issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]

PART  I:  FINANCIAL  INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three and six month period ended July 31, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank

                          TRILUCENT TECHNOLOGIES CORP.
                                  Balance Sheet
                               As of July 31, 2001


                                                         July 31,    January 31,
                                                           2001         2001
--------------------------------------------------------------------------------
                                                        (unaudited)

CURRENT ASSETS

Cash. . . . . . . . . . . . . . . . . . . . . . . . .  $     6,773   $       0

TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . .        6,773           0
FIXED ASSETS
Equipment . . . . . . . . . . . . . . . . . . . . . .        1,311           0
                                                      -------------------------
TOTAL FIXED ASSETS. . . . . . . . . . . . . . . . . .        1,311           0
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . .  $     8,084   $       0
                                                     ==========================
LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable. . . . . . . . . . . . . . . . . . .  $     9,436   $       0
Notes payable . . . . . . . . . . . . . . . . . . . .    1,259,547           0
                                                      -------------------------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . .    1,268,983           0
                                                      -------------------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 50,000,000
   shares; issued and outstanding, 27,656,000 shares
   and 98,244,000 shares respectively . . . . . . . .       27,656      98,244
Additional Paid-In Capital. . . . . . . . . . . . . .      (27,656)    199,298
Accumulated Equity (Deficit). . . . . . . . . . . . .   (1,260,899)   (297,542)
                                                      -------------------------
Total Stockholders' Equity. . . . . . . . . . . . . .   (1,260,899)          0
                                                      -------------------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY. . . . . . .  $     8,084   $       0
                                                     ==========================
                   The accompanying notes are an integral part
                         of these financial statements.

                          TRILUCENT TECHNOLOGIES CORP.
                      Consolidated Statements of Operations
                                   (unaudited)


                                                                                            From
                                                                                        Inception on
                            For the three  For the three  For the six   For the six    July 28, 2000
                             months ended   months ended  months ended  months ended      through
                                July 31,      July 31,      July 31,       July 31,       July 31,
                                 2001          2000           2001           2000           2001
-----------------------------------------------------------------------------------------------------

Revenues. . . . . . . . . .  $         0   $          0   $          0   $          0   $          0

General and Administrative.      503,368              0      1,260,899              0      1,260,899
-----------------------------------------------------------------------------------------------------
Net Loss from Operations. .     (503,368)             0     (1,260,899)             0     (1,260,899)

Net Income (Loss) . . . . .  $  (503,368)  $          0   $ (1,260,899)  $          0   $ (1,260,899)
=====================================================================================================
Loss per Share. . . . . . .  $     (0.02)  $      (0.00)  $      (0.01)  $      (0.01)  $      (0.01)
=====================================================================================================
Weighted Average
    Shares Outstanding. . .   27,656,000    143,470,660    106,244,000    143,470,660    133,006,600
=====================================================================================================

                  The accompanying notes are an integral  part
                         of these financial statements.

                          TRILUCENT TECHNOLOGIES CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


From
                                                                            Inception  on
                                             For  the  six     For the six  July 28,  2000
                                              months  ended   months  ended     through
                                                July 31,         July 31,         July
31,
                                                  2001            2000           2001
---------------------------------------------------------------------------------------
Operating  Activities

  Net  Income  (Loss)                      $   (1,260,899)   $          0  $(1,260,899)

  Less  items  not  effecting  cash
    Depreciation  &  Amortization                       0               0            0
    Increase  in  receivables                           0               0            0
    Increase  in  payables                          9,436               0        9,436
       (organizational  expense)
  Increase  in  advances                                0               0            0
                                          ---------------------------------------------
Net  Cash  from  Operations                    (1,251,463)              0   (1,251,463)
                                          ---------------------------------------------
Cash  Flows  from  Investment  Activities
  Cash  contributed  in  distribution                   0               0            0
  Purchase  of  Equipment                          (1,311)              0       (1,311)
                                          ---------------------------------------------
Net  Cash  from  Investing  Activities             (1,311)              0       (1,311)
                                          ---------------------------------------------
Cash  Flows  from  Financing  Activities
Cash  received  from  notes  payable            1,259,547               0    1,259,547
Cash  paid  for  notes  payable                         0               0            0
                                          ---------------------------------------------
Net  Cash  from  Financing  Activities          1,259,547               0    1,259,547
                                          ---------------------------------------------
Net  increase  (decrease)  in  cash                 6,773               0        6,773
Beginning  Cash                                         0               0            0
                                          ---------------------------------------------
Ending  Cash                              $         6,773   $           0   $    6,773
                                          =============================================
Cash paid for Taxes                       $             0   $           0   $        0
                                          =============================================
Cash  paid  for  Interest                 $             0   $           0   $        0
                                          =============================================

                   The accompanying notes are an integral part
                         of these financial statements.

                          TRILUCENT TECHNOLOGIES CORP.
                          (A Development Stage Company)
                 Consolidated Notes to the Financial Statements
                                  July 31, 2001

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

b.  Accounting  Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

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

                          TRILUCENT TECHNOLOGIES CORP.
                          (A Development Stage Company)
                 Consolidated Notes to the Financial Statements
                                  July 31, 2001


NOTE  2  -  ACQUISITION  OF  TRILUCENT  TECHNOLOGIES,  INC.

TriLucent Technologies, Inc. was acquired by TriLucent Technologies, Corp., formerly, Editworks Ltd., effective, April 5, 2001, as a wholly owned subsidiary, for the issuance of 6,400,000 new post-split shares of common stock. The transaction, which closed on April 5, 2001, has been accounted for as a reverse merger whereby TriLucent Technologies, Inc. is the acquirer for accounting purposes. Concurrently, 76,988,000 shares of stock were cancelled.


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

NOTE  4  -  NOTES  PAYABLE  -  THIRD  PARTIES

As of January 31, 2001, TriLucent Technologies had a total of $ 1,259,547 in notes payable. Of this total, $135,980 is due to the Tiburon Group, a Private third party investor. This note carries a 10% interest rate payable per quarter, based on the previous quarter's balance and is due in one year. The remaining amount of $1,123,566 is due to Exim International, a Private third party investor. This note carries a 10% interest rate payable per quarter, based on the previous quarter's balance and is due in one year. The holders of these notes have, at their option, the right to convert these notes payable balances to common shares of the Company's equity stock at a conversion price not below the price of any equity private placement consummated by the Company during the quarter ending 10/31/01.

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. The plan of operation that we discussed in our Form 10-KSB filed on April 2, 2001, has not substantially changed. Our plan of operation for the next 12 months follows.

     The business plan of the Company involves the application of its proprietary technologies to the exploration of oil and gas deposits in North
America. Initially, the Company plans on generating prospects for selected clients in return for processing fees, working interests and overriding royalties in the prospects generated. Ultimately, the Company will directly participate in the exploration of its own prospects thereby creating higher working interests which will translate into increased revenue streams.

     1. CASH REQUIREMENTS. As previously disclosed we recently acquired TriLucent Technologies, Inc. To satisfy our cash requirements for the next 12 months of operations, we will be required to obtain additional cash through equity offerings of our securities or by borrowing funds from outside lenders or our shareholders. We estimate that we will need approximately $1,000,000 of capital to execute our business model and generate revenues within twelve months after the execution of the model. Assuming the successful of completion of wells drilled utilizing the Company's technologies, the Company should attain profitability within the first year of operation. If we are not successful in obtaining these funds, then we may not be successful in carrying out our business plans. The Company is the process of negotiating with several equity funding sources who are contemplating making an investment.

2. PRODUCT RESEARCH AND DEVELOPMENT. The Company is in the process of furthering the development of its risk reduction technologies as they relate to the exploration of oil and gas properties. The Company has completed several successful field tests and is preparing to perform analyses on two prospects in which it has interests. Although still in the developmental stage, the technologies have been developed to the extent that they can be applied to commercial situations such as the Jake Creek and Johnson County prospects. The Company will be able to complete its research and product development upon the fruition of its financing plans.

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

     4.  SIGNIFICANT  CHANGES  IN  THE  NUMBER  OF  EMPLOYEES.  None.



                   REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

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


1.     SELECTED  CONDENSED  CONSOLIDATED  FINANCIAL  DATA



                            For the Three Months Ended
                                     July  31
------------------------------------------------
OPERATING EXPENSE                 2001     2000
------------------------------------------------
DEPRECIATION AND AMORTIZATION.         0%     0%
------------------------------  ---------  -----
 General and Administrative. .     33.00%     0%
 Promotion and Advertising . .     67.00%     0%
 Professional Fees . . . . . .      0.06%     0%
WEB SITE MANAGEMENT. . . . . .         0%     0%
MANAGEMENT FEES. . . . . . . .         0%     0%
 Total Operating Expense . . .       100%     0%
------------------------------  ---------  -----
 OPERATING INCOME (LOSS) . . .  (503,368)     0
==============================  =========  =====




Results  Of  Operation

a. REVENUE. There was no revenue for the Company for the three and six month periods ended July 31, 2001 and there is no comparison with the revenue for the three and six month periods ended July 31, 2000. Lack of revenues for those periods is inconsequential to the new focus and direction of the Company because of the reverse-merger. Management anticipates that a revenue stream will be developed by 4th quarter 2001.

b. OPERATING EXPENSES. Because of the restructuring of the Company and its product lines management does not feel that a comparison of revenue and expenses, for this reporting period, would provide valuable information. Therefore, the following analysis is based on a comparison of total expenses for the three and six month periods ended July 31, 2001 compared with the three and six month periods ended July 31, 2000, and the comparison of line item expenses to total expenses for those periods. The Company's total operating expenses for the three and six month periods ended July 31, 2001 were $503,368 and $ 1,260,899 versus $0 and $0, respectively, for the three month period ended July 31, 2000 and from inception on July 28, 2000 through July 31, 2000.

c. NET INCOME (LOSS) The Company's net loss for the second quarter of 2001 was $503,368 as compared to a net loss of $0 for the second quarter of 2000. The loss of $503,368 was result of the expense associated with producing a Company mailer to raise investor awareness for the Company and its technologies and the interaction with current and potential shareholders, which represented 67% of the loss incurred by the Company. The remaining expenses associated with this loss represent general and administrative expenses.


3. FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES. As of July 31, 2001 the Company had cash and cash equivalents of $6,773 compared to $0 at December 31, 2000, an increase of $6,773 or 100%. Total assets increased from $0 at December 31, 2000 to $8,084 at July 31, 2001, an increase of $8,084.

     For the six-month period ended July 31, 2001 the net cash used by operating activities was ($1,251,463) as compared to $0 for the same period last year. The Company's net cash used by investing activities was ($1,311) as compared to ($0) respectively for the six-months ending 2001 and the comparable six months last year. The net cash that was provided by financing activities was $1,259,547 for the six months ending July 31, 2001 as compared to $0 for the six months ending July 31, 2000.



                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.  None


ITEM  2.  CHANGES  IN  SECURITIES.  None


ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None


ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None


ITEM  5.  OTHER  INFORMATION.  None.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended JULY 31, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  September  14,  2001



/s/Jerry  Witte          /s/Mark  Zouvas          /s/Donald  Russell
   Jerry  D.  Witte         Mark  S.  Zouvas         Donald  R.  Russell

