Form 10QSB
period 2001-10-31
TRILUCENT TECHNOLOGIES CORP
filed 2001-12-14
CIK 1076784

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number:  000-28767


                     For the Quarter ended October 31, 2001


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


As of October 31, 2001, 27,656,000 shares of common Stock were issued and outstanding.

As of December 6, 2001, 98,656,000 shares of Common Stock were issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


PART  I:  FINANCIAL  INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three and nine month period ended October 31, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank

                          TRILUCENT TECHNOLOGIES CORP.
                                  Balance Sheet
                             As of October 31, 2001


                                                         October 31,    January 31,
                                                            2001           2001
                                                         (unaudited)
------------------------------------------------------------------------------------
CURRENT ASSETS

Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $      2,280   $          0
                                                       -----------------------------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .         2,280              0
FIXED ASSETS
Equipment. . . . . . . . . . . . . . . . . . . . . . .         1,311              0
                                                       -----------------------------
TOTAL FIXED ASSETS . . . . . . . . . . . . . . . . . .         1,311
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $      3,591   $          0
                                                       =============================
LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . .  $    115,102   $          0
Notes payable. . . . . . . . . . . . . . . . . . . . .     1,142,174              0
                                                       -----------------------------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . .     1,257,276              0
                                                       -----------------------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 27,656,000 shares
   and 98,244,000 shares respectively. . . . . . . . .        27,656         98,244
Additional Paid-In Capital . . . . . . . . . . . . . .       278,886        199,298
Accumulated Equity (Deficit) . . . . . . . . . . . . .    (1,561,227)      (297,542)
                                                       -----------------------------
Total Stockholders' Equity . . . . . . . . . . . . . .    (1,253,685)             0
                                                       -----------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . . . . .  $      3,591   $          0
                                                       =============================

                   The accompanying notes are an integral part
                         of these financial statements.

                          TRILUCENT TECHNOLOGIES CORP.
                      Consolidated Statements of Operations
                                   (unaudited)


                                                                                                     From
                                                                                                 Inception on
                              For the three    For the three    For the nine    For the nine    July 28, 2000
                              months ended     months ended     months ended    months ended       through
                               October 31,      October 31,     October 31,     October 31,      October 31,
                                  2001             2000             2001            2000            2001
---------------------------------------------------------------------------------------------------------------

Revenues. . . . . . . . . .  $            0   $            0   $           0   $           0   $            0
                             ---------------------------------------------------------------------------------
General and Administrative.         249,049                0       1,509,958               0        1,509,958
                             ---------------------------------------------------------------------------------
Net Loss from Operations. .        (249,049)               0      (1,509,958)              0       (1,509,958)

Net Income (Loss) . . . . .  $     (249,049)  $            0   $  (1,509,958)  $           0   $   (1,509,958)
                             =================================================================================
Loss per Share. . . . . . .  $        (0.02)  $        (0.00)  $       (0.01)  $       (0.01)  $        (0.01)
                             =================================================================================
Weighted Average
  Shares Outstanding. . . .      27,656,000      143,470,660     106,355,111     143,470,660      133,006,600
                             =================================================================================

                   The accompanying notes are an integral part
                         of these financial statements.

                          TRILUCENT TECHNOLOGIES CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


Operating  Activities

                                                                                From
                                                                            Inception  on
                                       For the nine      For the nine      July 28, 2000
                                      months  ended     months  ended         through
                                       October  31,      October  31,      October 31,
                                          2001                2000             2001
-----------------------------------------------------------------------------------------
  Net  Income  (Loss)             $          (1,509,958)      $      0     $ (1,509,958)

  Less  items  not  effecting  cash
    Depreciation  &  Amortization                     0              0                0
    Increase  in  receivables                         0              0                0
    Increase  in  payables                      115,102              0          115,102
       (organizational  expense)
  Increase  in  advances                              0              0                0
                                   ----------------------------------------------------
Net  Cash  from  Operations                  (1,394,856)             0       (1,394,856)
                                   ----------------------------------------------------
Cash  Flows  from  Investment  Activities
  Cash  contributed  in  distribution                 0              0                0
  Purchase  of  Equipment                        (1,311)             0           (1,311)
                                   ----------------------------------------------------
Net  Cash  from  Investing  Activities           (1,311)             0           (1,311)
                                   ----------------------------------------------------
Cash  Flows  from  Financing  Activities
Cash  received  from  notes  payable          1,398,447              0        1,398,447
Cash  paid  for  notes  payable                       0              0                0
                                   ----------------------------------------------------

Net  Cash  from  Financing  Activities        1,398,447              0        1,398,447
                                   ----------------------------------------------------
Net  increase  (decrease)  in  cash2,280              0          2,280
Beginning  Cash                                       0              0                0
                                   ----------------------------------------------------
Ending  Cash                        $             2,280       $      0        $   2,280
                                   ====================================================
Cash  paid  for Taxes               $                 0      $       0        $       0
                                   ====================================================
Cash  paid for Interest             $                 0      $       0        $       0
                                   ====================================================



                   The accompanying notes are an integral part
                         of these financial statements.

                          TRILUCENT TECHNOLOGIES CORP.
                          (A Development Stage Company)
                 Consolidated Notes to the Financial Statements
                                October 31, 2001

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

b.  Accounting  Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year end of January 31, 2001.

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

                          TRILUCENT TECHNOLOGIES CORP.
                          (A Development Stage Company)
                 Consolidated Notes to the Financial Statements
                                October 31, 2001


NOTE  2  -  GOING-  CONCERN

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

NOTE  3  -  NOTES  PAYABLE  -  THIRD  PARTIES

As of October 31, 2001, TriLucent Technologies had a total of $ 1,142,174 in notes payable. Of this total, $135,980 is due to the Tiburon Group, a Private third party investor. This note carries a 10% interest rate payable per quarter, based on the previous quarter's balance and is due in one year. The remaining amount of $1,006,194 is due to Exim International, a Private third party investor. This note carries a 10% interest rate payable per quarter, based on the previous quarter's balance and is due in one year.

On or around November 28, 2001 the holders of these notes have converted these notes payable balances to restricted shares, as defined in Rule 144(a), of the Company's common stock at a conversion price slightly higher than the market price.

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. The plan of operation that we discussed in our Form 10-KSB filed on April 2, 2001, has substantially changed. Our plan of operation for the next 12 months is as follows.

     The original business of the Company involved the application of its proprietary technologies to the exploration of oil and gas deposits in North
America. Initially, the Company planned on raising working capital to cover overhead expenses and further development of its technologies. Unfortunately, due to adverse circumstances in the public equity markets, the Company was unable to secure a substantive capital raise in order to fund its operations. Due to this fact and the fact that management still feels that the Company's technologies will ultimately be successful in the exploration of oil and gas, it has been determined that the subsidiary, TriLucent Technologies, Inc. be sold to the shareholders of the Company and become a non-public, non-trading entity. TriLucent Technologies Corp. then intends to restructure its capitalization and begin to seek a qualified, acquisition target.

     1. CASH REQUIREMENTS. As previously disclosed, when we acquired TriLucent Technologies, Inc., we were attempting to satisfy our cash requirements for 12 months of operations through the issuance of equity capital, we were forced to borrow funds from outside lenders and shareholders. We estimate that we will need approximately $250,000 of capital to execute our new business model and generate revenues within twelve months after the execution of the model. If we are not successful in obtaining these funds, then we may not be successful in carrying out our future acquisition plans.

     2.  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None

     3.  PURCHASE  OR  SALE  OF  PLANT  AND  SIGNIFICANT  EQUIPMENT.  None.

     4.  SIGNIFICANT  CHANGES  IN  THE  NUMBER  OF  EMPLOYEES.  None.


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


 .  RESULTS  OF  OPERATION

a. REVENUE. There was no revenue for the Company for the three and nine-month periods ended October 31, 2001 and there is no comparison with the revenue for the three and nine-month periods ended October 31, 2000. Lack of revenues for those periods is inconsequential to the new focus and direction of the Company because of the reverse-merger.

b. OPERATING EXPENSES. Because of the restructuring of the Company and its product lines, management does not feel that a comparison of revenue and expenses, for this reporting period, would provide valuable information. Therefore, the following analysis is based on a comparison of total expenses for the three and nine month periods ended October 31, 2001 compared with the three and nine months period ended October 31, 2000, and the comparison of line item expenses to total expenses for those periods. The Company's total operating expenses for the three and nine month periods ended October 31, 2001 were $249,049 and $ 1,509,958 versus $0 and $0, respectively, for the three month period ended October 31, 2000 and from inception on July 28, 2000 through October 31, 2000.

c. NET INCOME (LOSS) The Company's net loss for the third quarter of 2001 was $249,049 as compared to a net loss of $0 for the second quarter of 2000. The loss of $249,049 was result of the expense associated with general and administrative expenses.


2. FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES. As of October 31, 2001 the Company had cash and cash equivalents of $2,280 compared to $0 at December 31, 2000, an increase of $2,280 or 100%. Total assets increased from $0 at December 31, 2000 to $3,591 at October 31, 2001, an increase of $3,591.

     For the nine-month period ended October 31, 2001 the net cash used by operating activities was ($1,394,856) as compared to $0 for the same period last year. The Company's net cash used by investing activities was ($1,311) as compared to ($0) respectively for the nine-month period ended October 31, 2001and the comparable six months last year. The net cash that was provided by financing activities was $1,398,447 for the nine-month period ended October 31, 2001 as compared to $0 for the nine months ending October 31, 2000.

                           PART II: OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS.  None


ITEM  2.  CHANGES  IN  SECURITIES.  None


ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None


ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None


ITEM  5.  OTHER  INFORMATION.  None.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended OCTOBER 31, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  December  14,  2001



                                      /s/Mark Zouvas
                                      Mark S. Zouvas