Form 10QSB/A
period 2001-10-31
TRILUCENT TECHNOLOGIES CORP
filed 2001-12-27
CIK 1076784

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB -A

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number:  000-28767

                Amendment For the Quarter ended October 31, 2001


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


                                  INTRODUCTION

     The purpose of this amendment is to adjust the quarterly financial statements. The adjustment is a reported loss of $51,269 for the debt incurred before January 31, 2001. The loss was originally reported on the balance sheet but not carried over to the Cash Flow Statement or the Statement of Operations and therefore, have been revised.


PART  I:  FINANCIAL  INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three and nine month period ended October 31, 2001, included herein have been revised by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

                          TRILUCENT TECHNOLOGIES CORP.
                                  Balance Sheet
                             As of October 31, 2001


                                            October 31,    January 31,
                                               2001           2001
                                            (unaudited)
-----------------------------------------------------------------------
CURRENT ASSETS

Cash. . . . . . . . . . . . . . . . . . .  $      2,280   $          0
-----------------------------------------------------------------------
TOTAL CURRENT ASSETS. . . . . . . . . . .         2,280              0
FIXED ASSETS
Equipment . . . . . . . . . . . . . . . .         1,311              0
-----------------------------------------------------------------------
TOTAL FIXED ASSETS. . . . . . . . . . . .         1,311              0
TOTAL ASSETS. . . . . . . . . . . . . . .  $      3,591   $          0
=======================================================================
LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable. . . . . . . . . . . . .  $    115,102   $          0
Notes payable . . . . . . . . . . . . . .     1,142,174              0
-----------------------------------------------------------------------
TOTAL LIABILITIES . . . . . . . . . . . .     1,257,276              0
-----------------------------------------------------------------------
STOCKHOLDERS' EQUITY



   and 98,244,000 shares respectively . .        27,656         98,244
Additional Paid-In Capital. . . . . . . .       278,886        199,298
Accumulated Equity (Deficit). . . . . . .    (1,561,227)      (297,542)
-----------------------------------------------------------------------
Total Stockholders' Equity. . . . . . . .    (1,253,685)             0
-----------------------------------------------------------------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY.  $      3,591   $          0

                   The accompanying notes are an integral part
                         of these financial statements.

                          TRILUCENT TECHNOLOGIES CORP.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                                                     From
                                                                                                 Inception on
                              For the three    For the three    For the nine    For the nine    July 28, 2000
                              months ended     months ended     months ended    months ended       through
                               October 31,      October 31,     October 31,     October 31,      October 31,
                                  2001             2000             2001            2000            2001
--------------------------------------------------------------------------------------------------------------
Revenues. . . . . . . . . .  $            0   $            0   $           0   $           0   $            0
                             ---------------------------------------------------------------------------------
General and Administrative.         249,049                0       1,509,958               0        1,561,227
                             ---------------------------------------------------------------------------------
Net Loss from Operations. .        (249,049)               0      (1,509,958)              0       (1,561,227)

Net Income (Loss) . . . . .  $     (249,049)  $            0   $  (1,509,958)  $           0   $  (1, 561,227)
                             =================================================================================
Loss per Share. . . . . . .  $        (0.02)  $        (0.00)  $       (0.01)  $       (0.01)  $        (0.01)
                             =================================================================================
Weighted Average
  Shares Outstanding. . . .      27,656,000      143,470,660     106,355,111     143,470,660      133,006,600
                             =================================================================================

                   The accompanying notes are an integral part
                         of these financial statements.

                          TRILUCENT TECHNOLOGIES CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                             From
                                                                         Inception on
                                         For the nine   For the nine    July 28, 2000
                                         months ended   months ended       through
                                         October 31,     October 31,     October 31,
                                             2001           2000            2001
---------------------------------------------------------------------------------------
Operating Activities
Net Income (Loss). . . . . . . . . . .  $  (1,509,958)  $           0  $  (1, 561,227)

Less items not effecting cash
Depreciation & Amortization. . . . . .              0               0               0
Increase in receivables. . . . . . . .              0               0               0
Increase in payables
(organizational expense) . . . . . . .        115,102               0         166,371
Increase in advances . . . . . . . . .              0               0               0
                                      ------------------------------------------------
Net Cash from Operations . . . . . . .     (1,394,856)              0      (1,394,856)
                                      ------------------------------------------------

Cash Flows from Investment Activities
Cash contributed in distribution . . .              0               0               0
Purchase of Equipment. . . . . . . . .         (1,311)              0          (1,311)
                                      ------------------------------------------------
Net Cash from Investing Activities . .         (1,311)              0          (1,311)
                                      ------------------------------------------------
Cash Flows from Financing Activities
Cash received from notes payable . . .      1,398,447               0       1,398,447
Cash paid for notes payable. . . . . .              0               0               0
                                      ------------------------------------------------
Net Cash from Financing Activities . .      1,398,447               0       1,398,447
                                      ------------------------------------------------
Net increase (decrease) in cash. . . .          2,280               0           2,280
Beginning Cash . . . . . . . . . . . .              0               0               0
                                      ------------------------------------------------
Ending Cash. . . . . . . . . . . . . .  $       2,280   $           0  $        2,280
                                        ==============  =============  ===============
Cash paid for Taxes. . . . . . . . . .  $           0               0               0
                                        ==============  =============  ===============
Cash paid for Interest . . . . . . . .  $           0               0               0
                                        ==============  =============  ===============

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

b.  Accounting  Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a January 31st fiscal year end.

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

Dated:  December  20,  2001



           /S/ Mark  S.  Zouvas
               Mark S. Zouvas
               President/ Director