Form 10KSB
period 2002-01-31
TRILUCENT TECHNOLOGIES CORP
filed 2002-05-01
CIK 1076784

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 31, 2002


                       Commission File Number:  000-28767


                          TRILUCENT TECHNOLOGIES CORP.


Nevada                                                                88-0403070
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)

2811  State  Street,  San Diego, CA                                        92103
(Address of principal executive offices)                              (Zip Code)

Registrant's  telephone  number,  including  area  code:         (619)  293-0091

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

As  of  1/31/02:

the aggregate market value of shares held by non-affiliates was approximately $104,354 based upon the closing price of $0.25 per share at January 31, 2002.

the  number  of  shares outstanding of the Registrant's Common Stock was 986,576

[ ] (Indicate by check mark whether if disclosure of delinquent filers (Sec. 229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

                                               Exhibit Index is found on page 17

Introduction                                                                   3

PART  I                                                                        3

Item  1.  Description  of  Business                                            3
      (a)  Historical  Information                                             3
      (b)  New  Business  Direction                                            4
      (c)  Material  More  Recent  Events                                      4

Item  2.  Description  of  Property                                            6

Item  3.  Legal  Proceedings                                                   6

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders          6

PART  II                                                                       7

Item  5.  Market  for  Common  Equity  and  Stockholder  Matters               7
      (a)  Description  of  Securities                                         7
      (b)  Market  Information                                                 7
      (c)  Holders                                                             8
      (d)  Dividends                                                           9
      (e)  Sales  of  Unregistered  Common  Stock  1999-2001                   9

Item  6.  Management's  Discussion  and Analysis or Plan of Operation         10
      (a)  Plan  of  Operation      10
      (c)  Discussion and Analysis of Financial Condition and Results of
           Operations                                                         11
      (d)  Reverse  Acquisition  Candidate                                    12

Item  7.  Financial  Statements                                               13

Item  8.  Changes  In  and  Disagreements  With  Accountants
          on  Accounting  and  Financial  Disclosure                          13

PART  III                                                                     14

Item  9.  Directors and Executive Officers, Promoters and Control Persons;
          Compliance  with  Section  16(a)  of  the  Exchange  Act            14

Item  10.  Executive  Compensation                                            15

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners
           and  Management                                                    16
      (a)  Changes  in  Control                                               16

Item  12.  Certain  Relationships  and  Related  Transactions                 17

Item  13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   17
      (a)  Financial  Statements                                              17
      (b)  Form  8-K  Reports                                                 17
      (c)  Exhibits                                                           17

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

     (6) Forward Split. On April 5, 2001 a 2 for 1 forward split was put into effect, pursuant to a mandatory share exchange.

     (7) On or about April 5, 2001, we acquired 100% of the issued and outstanding shares of TriLucent Technologies, Inc., ("TTI") a private Nevada corporation, for the issuance of 6,400,000 new investment shares of our common stock. In connection with the transaction, we changed our name to TriLucent Technologies Corp. The nominees of the private corporation were elected to our Board of Directors, to replace the existing directors, who resigned on April 6, 2001.

     (8) On April 6, 2001a forward split of our common stock was put into effect such that every one share became two shares. Also certain of our affiliates agreed to cancel 38,494,000 shares of our common stock to facilitate the acquisition of TTI.

     (9) On October 30, 2001 1,000,000 shares were issued for services to John Grey for consulting.

     (10) Debt Conversion Issuance. On November 20, 2001 70,000,000 shares were issued, under rule 144, for $1,257,834.00 in outstanding debts.

     (11) Reverse Split. On December 14, 2001 a 100 for 1 reverse split was put into effect, pursuant to a mandatory share exchange. The Board of Directors of the Company approved the reverse split which was done in order for the Company to avoid bankruptcy and dissolution.

                                 SEE TABLE BELOW

TriLucent  Technologies  Corp.
Share  reconciliation  for  year  ending  January  31,  2002


DATE     EVENT                                                     BALANCE
--------------------------------------------------------------------------------

01/31/01                    Balance  at  year  end                   49,122,000

02/27/01                    Increase  Authorized  to  100,000,000

03/26/01                    Approve  2  for  1  forward  split

04/05/01                    Effect  2  for  1  split                 98,244,000

                       (6)  Cancel  76,988,000  inside  shares       21,256,000

                       (7)  Issue  6,400,000  new  144  shares       27,656,000

10/30/01               (8)  Issue  1,000,000 S-8 shares              28,656,000

11/20/01               (9)  Issue 70,000,000 144 shares              98,656,000
                            for  Debt  Conversion

11/29/01                    Approve  100  for  1  reverse  split

12/14/01              (10)  Effect 100 for 1 reverse split              986,576
                            (16  shares  for  rounding  up)

01/10/02                    Majority  Share  Action  to  approve
                            spin-off  of  TTI

01/31/02                    Year  End  Balance                          986,576


 (B) OUR BUSINESS. TriLucent Technologies, Inc. (the private Nevada company) was formed on July 28, 2000. Historically in 2001, TTI is a developmental resource company engaged in oil and gas exploration. TTI has an exclusive, worldwide license to certain technologies that can increase the chance of commercial success of exploratory drilling for oil and gas from an industry standard of 20% to over a 50% success rate. These technologies can significantly reduce the risk associated with oil and gas exploration thereby creating great economic potential for its shareholders. The centerpiece of its technology, Microwave Detection, consists of utilizing airborne remote sensors, which can be used to detect oil and gas in the atmosphere leaking to the surface, directly above an underground oil and gas accumulation. In addition TTI also records micro-magnetics readings which indicates the presence of magnetic minerals shallow underground. The overlap of these two technologies allows TTI to quickly delineate acreage under which oil and gas accumulations exist. The technology is rapid, non-evasive and can reconnoiter large areas at a fraction of the cost and time of 3-D seismic surveys, which is the standard for the industry. It is also fine tuning its Magno-Tellurics tool to compliment its other Detection tools. Specifically, this device identifies and quantifies ground based electro magnetic readings (Tellurics) generated underground. It will more accurately determine depth of deposits, both in size and distance to surface as well as ascertain content of those deposits, whether it consists of oil, gas or water.

     All of the TTI's technologies have been verified in several blind field tests over proprietary 3D seismic surveys and proven by drilling to be at least 50% correct in identifying oil and gas anomalies directly over fields. These technologies can identify hydrocarbons over shallow or deep fields regardless of whether they are gas or oil. Gas fields with an aerial extent as small as 150 acres have been identified at a depth more than 15,000 feet below the surface. Over 6 million acres of prospected acreage has been investigated with this technology in the US. TTI has used its technology to identify large parcels of un-drilled oil and gas fields. While this tool still requires further development as a stand-alone exploration tool, its current status allows for integration with other technologies, the combination of which will greatly enhances successful exploration probabilities.


(C) MORE RECENT EVENTS. Pursuant to the acquisition and merger of TTI, TTC was responsible for raising enough capital for the continued testing and application of TTI's technologies. Unfortunately, TTC was unable to raise sufficient amounts of capital for the further development of TTI's technologies, despite repeated efforts in the capital markets. TTC had been attempting to secure financing through the placement of equity to private and institutional sources, but due to the rapid deterioration of the junior capital markets and, in particular, the technology sectors, securing financing at any level was very difficult.

(D) NEW BUSINESS DIRECTION. The company is currently in the process of reviewing potential companies and or businesses to acquire. There is no specified industry that the company is concentrating on. The parameters for the acquisition will be revenue and financial capabilities with identifiable sustainable capital resources.

(E) FINANCING PLANS. For more information, please see Item 6 of Part II, Management's Discussion and Analysis.

(F) GOVERNMENT REGULATION. There are no issues of government regulation unique to this Registrant or its business.

(G)  COMPETITION.  N/A

(H) PLANNED ACQUISITIONS. None. However, we are in the process of evaluating different business opportunities for future acquisitions.

(I) EMPLOYEES. We have one remaining officers as of January 31, 2002 and no employees.

(J) VOLUNTARY REPORTING CONTINGENCY. We do not anticipate any contingency upon which we would voluntarily cease filing reports with the SEC, even though we are not required to do so. It is in our compelling interest to report our affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its qualification for the OTCBB.


ITEM  2.  DESCRIPTION  OF  PROPERTY.

     None.


ITEM  3.  LEGAL  PROCEEDINGS.

     There are no legal proceedings pending against the Company, as of the preparation of this Report.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     We filed a Preliminary 14C Information Statement ("PRE 14C") on January 22, 2002, in relation to a proposal to spin-off the subsidiary of TTI to our shareholders. Shortly thereafter, the Board of Directors, along with the consent of majority shareholders, elected to not spin-off or distribute the subsidiary to our shareholders as indicated in the PRE 14C, and therefore the Plan of Reorganization, filed therein, was not put into effect.

     As reported on Current Report on Form 8-K on March 6, 2002, the Board of Directors of TriLucent Technologies, Corp. (TTC) approved an agreement to rescind the acquisition of TriLucent Technologies, Inc. ("TTI"), by TTC, its wholly-owned, non-operating subsidiary. The rescission agreement is due to the fact that TTC could not raise sufficient capital to further the development of TTI's technology or launch operations.

     It was originally proposed to divest of TTI to TTC's shareholders, but due to limitations set forth by rules promulgated under the Securities Act of 1934, this divestiture would have created an untenable financial burden. Upon review, the plan to return the acquired subsidiary to original owners was determined to be a more equitable solution. All parties mutually agreed to therefore rescind the transaction.

                                     PART II


ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  STOCKHOLDER  MATTERS.


(A) DESCRIPTION OF SECURITIES. We are authorized to issue 100,000,000 shares of a single class of Common Voting Stock, of par value $0.001. There were 7,312,200 (pre-split) shares issued and outstanding on July 31, 2000. On September 5, 2000, we repurchased 2,400,000 (pre-split) affiliate control shares, reducing the total issued and outstanding to 4,912,200. On September 4, 2000 we declared a ten for one forward split of our common stock. On September 19, 2000 our 4,912,200 pre-split shares became 49,122,000 shares of common stock issued and outstanding. In 2001 on April 5, 2001 a 2 for 1 forward split was put into effect, pursuant to a mandatory share exchange. On or about April 5, 2001, we acquired 100% of the issued and outstanding shares of TriLucent Technologies, Inc., ("TTI") a private Nevada corporation, for the issuance of 6,400,000 new investment shares of our common stock. In connection with the transaction, we changed our name to TriLucent Technologies Corp. The nominees of the private corporation were elected to our Board of Directors, to replace the existing directors, who resigned on April 6, 2001. On April 6, 2001a forward split of our common stock was put into effect such that every one share became two shares. Also certain of our affiliates agreed to cancel 38,494,000 shares of our common stock to facilitate the acquisition of TTI. On October 30, 2001 1,000,000 shares were issued for services to John Gray for consulting. On November 20, 2001 70,000,000 shares were issued, under rule 144, for $1,257,834.00 in outstanding debts. All shares of Common Stock when issued were fully paid for and non-assessable.

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

 (B) MARKET INFORMATION. Our Company, has one class of securities, Common Voting Equity Shares ("Common Stock"). The Company's Common Stock is quoted in the over-the-counter market, on the Bulletin Board ("OTCBB"). To the best of our knowledge there has been inconsistent trading in our common shares. We face a sporadic and potentially volatile trading market. Quotations for, and transactions in, the Securities are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A sporadic market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short.


Quarter ending     our quarter     high bid     low bid     volume
-------------------------------------------------------------------
Oct 98                 1st             0           0             0
Jan 99                 2nd             0           0             0
April 99               3rd             0           0             0
July 99                4th             0           0             0
Oct 99                 1st             0           0             0
Jan 00                 2nd             0           0             0
April 00               3rd             0           0             0
July 00                4th         18.90       13.75     1,100,000
Oct 00                 1st        34.375       16.75    12,000,000
Jan 01            2nd  (1)         27.50       17.50     2,884,000
April 01               1st         50.00       17.25     3,446,600
July 01                2nd         71.00        4.20     4,159,200
Oct 01                 3rd         14.00         .80       630,000
Jan 02                 4th          1.60         .25        31,000


(1) This second quarter is the effective last quarter of our current fiscal year by reason of the transition reported in this transitional report. The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions. The source is bloomberg.com and all numbers are post-split.


     The  market  value  of  non-affiliate  shares  is  calculated  as  follows:

Total I & O         986,576
Affiliate          (569,160)
----------------------------                    $0.25              $104,354
non-affiliate       417,416       Ave. Price per share   Aggregate Market value



 (C) HOLDERS. Management calculates that the approximate number of shareholders of Record of the Company's Common Stock, as of January 31, 2002 was approximately 20 and the number of Beneficial Owners to be approximately 1200.

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

(E)  SALES  OF  UNREGISTERED  COMMON  STOCK  -  FISCAL  YEAR ENDED JANUARY 2002.

1. 6,400,000 new investment shares of common stock were issued to the shareholders of TTI, pursuant to section 4(2) of the 1933 Act, around April 6, 2001.

2. 70,000,000 shares were issued for $1,257,834.00 in outstanding debts around November 20, 2001.

     OPTIONS AND DERIVATIVE SECURITIES. There are no outstanding options or derivative securities of this Registrant. There are no shares issued or reserved which are subject to options or warrants to purchase, or securities convertible into common stock of this Registrant.

     RISKS OF "PENNY STOCK." The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stock are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ) listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

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

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

(A)  PLAN  OF  OPERATION.

     1. HISTORICAL. After the acquisition of TTI on or around April 5, 2001, we became a developmental resource company engaged in oil and gas exploration. Our operations were based upon the exclusive, worldwide license held by TTI that housed certain technologies that can increase the chance of commercial success of exploratory drilling for oil and gas from an industry standard of 20% to over a 50% success rate. The centerpiece of its technology, Microwave Detection, consists of utilizing airborne remote sensors, which can be used to detect oil and gas in the atmosphere leaking to the surface, directly above an underground oil and gas accumulation. In addition TTI also records micro-magnetics readings which indicates the presence of magnetic minerals shallow underground. The overlap of these two technologies allows TTI to quickly delineate acreage under which oil and gas accumulations exist.

     During 2001, TTC was responsible for raising capital for the continued testing and application of TTI's technologies pursuant to the acquisition and merger of TTI. Unfortunately, TTC was unable to raise sufficient amounts of capital for the further development of TTI's technologies, despite repeated efforts in the capital markets. TTC had been attempting to secure financing through the placement of equity to private and institutional sources, but due to the rapid deterioration of the junior capital markets and, in particular, the technology sectors, securing financing at any level was very difficult.

     2. MATERIAL MORE RECENT EVENTS. Due to the difficulty is raising capital for launching the technologies of TTI, it was decided upon by the board of directors to rescind the acquisition of TTI. As a further result, we had no business or business plan as of January 31, 2002.

     We do not anticipate any contingency upon which we would voluntarily cease filing reports with the SEC, even though we may cease to be required to do so. It is in our compelling interest to report its affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its qualification for the OTCBB. We will continue to file required reports and will begin the evaluation of possible future corporate opportunities and may or may not find a target within the next twelve months.

 (B) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. Under our current status we have no substantial cash requirements for the next twelve months, for the reason that we anticipate no activity during that period, other than compliance with our reporting requirements and finding a profitable business combination. Our required management, legal and professional service requirements during the upcoming twelve month period is believed to be capable of being secured for deferred payment or payment in new investment shares of common stock. There is a significant exception to the previous statement. Our Auditor cannot lawfully or properly be compensated otherwise than by payment for services in cash as billed by such independent auditor. This significant cash requirement is foreseen to be not less than $5,000.00 or more than $10,000.00 during the next twelve months. It may be necessary for us to obtain this minimal funding by borrowing, possibly with a guaranty from our officers, directors or principal shareholder. There is no assurance possible that even these minimal requirements for cash can be met. The failure to maintain current auditing of the corporate affairs would result in the failure of to meet our intentions to file periodic reports, voluntarily or otherwise, at the close of our next fiscal year, January 31, 2003. The expenses of our audit, legal and professional requirements, may be advanced by its management and principal shareholder. No significant cash or funds are required for Management to evaluate possible transactions.

     "The Company is a development stage company as defined in Financial Accounting Standards Board Statement No.7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues." We have no present business or business plan other than to seek a profitable business combination, most likely in a reverse acquisition or similar transaction. Accordingly, our plan is to seek one or more profitable business combinations or acquisitions to secure profitability for shareholders. We will eventually concentrate on selecting a business combination candidate. No current fund raising programs are being conducted or contemplated before merger, acquisition or combination is announced, and then any such capital formation would be offered to investors based upon the assets and businesses to be acquired, and not in our present condition, without businesses, revenues, or income producing assets.

     In the event, contrary to the expectation of management, that no combination is made within the next twelve to eighteen months, we may be forced to effect some advances from our Principal Shareholder, for costs involved in maintenance of corporate franchise and filing reports as may be required. Should this become necessary, the maximum amount of such advances is estimated not to exceed $20,000.00. No agreement by the Principal shareholder to make such advances is in place, and no guarantee can presently be given that additional funds, if needed, will be available. It is by far more likely that advances will take the form of providing services on a deferred compensation basis. Should further auditing be required, such services by the Independent Auditor may not be the subject of deferred compensation. The expenses of independent Audit cannot be deferred or compensated in stock or notes, or otherwise than direct payment of invoices in cash.


 (C)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (1)  OPERATIONS  AND  RESULTS  FOR  THE  PAST  TWO  FISCAL  YEARS.

Operations . . . . . . . . . . . . .                 For the 6
                                        For the       months                        Cumulative
                                       year ended      ended        For the year      Total
                                       January 31     July 31       ended July        Since
                                          2002          2002        31, 2000        Inception
-----------------------------------------------------------------------------------------------
 Selected Information
Revenues:. . . . . . . . . . . . . .  $         0   $         0   $     106,956   $   179,619
 Total Revenues. . . . . . . . . . .            0             0         106,956       179,619
General and Administrative . . . . .    1,460,807        13,470         198,948     1,842,438
------------------------------------  ------------  ------------  --------------  ------------
 Total Expenses. . . . . . . . . . .    1,460,807        13,470         198,948     1,842,438
Net (Loss) . . . . . . . . . . . . .   (1,479,963)      (13,470)        (91,992)   (1,681,975)
------------------------------------  ------------  ------------  --------------  ------------
Net Loss per share . . . . . . . . .        (2.86)         (.03)           (.13)        (1.54)
====================================  ============  ============  ==============  ============
Weighted average shares outstanding.      518,365       531,220         717,353     1,089,177

 (2)  FINANCIAL  CONDITION  FOR  THE  PAST  TWO  FISCAL  YEARS.

Balance Sheet: . . . . . . .      January 31     January 31
Selected Information . . . .         2002           2001
============================  =================  ==========

Cash and Equivalents . . . .  $              0   $       0
Accounts Receivable. . . . .                 0           0
                            -------------------------------
Current Assets . . . . . . .                 0           0
                            -------------------------------
Total Assets . . . . . . . .                 0           0
                              =============================
Accounts Payable . . . . . .           337,864           0
                              -----------------------------
Total Liabilities. . . . . .           337,864           0
Common Stock . . . . . . . .               922         982
Paid-in Capital. . . . . . .         1,438,719     296,560
Accumulated Deficit. . . . .        (1,777,505)   (297,542)
                            -------------------------------
Total Equity . . . . . . . .          (337,864)          0
                            -------------------------------
Total Liabilities and Equity                 0           0
                              =============================



     Attention is directed to the Notes accompanying our financial statements, including but not limited to the following matters:

NOTE 2 - GOING CONCERN. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise capital in order to define their business operations, thus creating necessary operating revenues.

NOTE 3 -DEVELOPMENT STAGE COMPANY. The Company is a development stage company as defined in Financial Accounting Standards Board Statement 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate operating revenues.

(D) REVERSE ACQUISITION CANDIDATE. We are searching for a profitable business opportunity. The acquisition of such an opportunity could and likely would result in some change in control of the company at such time. This would likely take the form of a reverse acquisition. That means that we would likely acquire businesses and assets for stock in an amount that would effectively transfer control of the company to the acquisition target company or ownership group. It is called a reverse-acquisition because it would be an acquisition by this Registrant in form, but would be an acquisition of our company in substance. Capital formation issues for the future of our Company would arise only when targeted business or assets have been identified. Until such time, we have no basis upon which to propose any substantial infusion of capital from sources outside of our circle of affiliates.

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

     Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended January 31, 2002 be included and filed with the Securities and Exchange Commission.

     Please see Exhibit FK-02 for our Audited Financial Statements for the years ended January 31, 2002 and 2001. Our Balance Sheet and Statement of Operations have been substantially reproduced in the preceding Item 6 and discussed therein.


ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS WITH ACCOUNTANTS     ON ACCOUNTING AND
FINANCIAL  DISCLOSURE.

     None.


The  Remainder  of  this  Page  is  Intentionally  left  Blank

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


(A)  CURRENT  DISCLOSURE.

     MARK S. ZOUVAS, age 39, is our Chief Executive Officer and currently the Sole Officer and Director. Mr. Zouvas has a BA from the University of California at Berkeley (Accounting and Philosophy). As a staff auditor with Price Waterhouse, he performed services for clients in the banking and real estate industries. Mr. Zouvas has been involved in various venture capital transactions over the past ten years. He was a broker and an accountant in the state of California. Mr. Zouvas has served as the Chief Financial Officer of Power Exploration, Inc., a publicly traded oil and gas exploration firm located in Fort Worth, Texas. He is also a member of their Board of Directors. He was formerly and officer and member of the Board Of Directors of eKnowledge Group, Inc., a publicly traded online education firm with several offices worldwide. Mr. Zouvas brings an increased experience level to the corporate finance capability of the Company. His financial, accounting and banking experience are well founded and are a necessity in today's ever-changing markets both domestically and worldwide.

     JERRY D. WITTE, age 48, served as President of the Company from April 6, 2001 and resigned on November 12, 2001. He has over twenty years experience in the oil and gas exploration industry. Currently he is the President of FEI exploration, an oil and gas exploration company generating prospect using RRTs technologies in conjunction with traditional exploration tools. From 1998 to 1999 he acted as the Vice President of Exploration for Power Exploration, a start up company focusing on using risk reduction technologies as recon exploration tools and then confirming with traditional exploration technologies. As VP of Exploration he conducted research into the science and patents behind risk reduction tools.

     From  1985  to  1998  Mr.  Witte  held  the  following positions with Sonat
Exploration: From 1997 to 1998 he held the position of Manager of Earth Science Applications which focused on reducing cost, making better business decisions and reducing risk of exploration achieved by using computers and new technologies. From 1993 to 1996 he held the position of Manager of Corporate Exploration Planning and Special Projects, which concentrated on workflow and exploration strategy analysis, budgeting, short and long-term economic forecast, presentation of technical sciences and company data to Directors and the New York stock analysis community. From 1988 to 1992 he held the position of Manager of Acquisition Evaluations where he was responsible for property acquisition for Sonats initial phase of acquisition and field development, with over $300 million dollars spent while more than doubling the companies reserve base. 300 development wells were drilled with 90% success. And from 1986 to 1988 he was the District Geologist responsible for field mapping for additional development.

     From 1982 to 1985 Mr. Witte worked for Gulf Oil as a Development and Enhanced Recovery Geologist. Detailed reservoir mapping of highly faulted oil fields for additional development opportunities. Last well drilled found 90 feet of new pay in center of a field with over 500 wells. From 1982 to 1979 he was a Geologist for Reservoirs Inc., where he used Scanning Electron Microscope & X-Ray diffraction, identify the minerals that were hindering production. He also determined completion or remedial work-over solutions that would reverse or control this problem.

     GEORGE D. HENNESSEY, age 66, served as Director from April 6, 2001 to August 22, 2001. He earned his B.S. in Geology at Arizona State University in 1960 and had a post-graduate education at Brigham Young University in the area of Accounting and Business Management. Since 1977, Mr. Hennessey has been a consultant for Major Mining Companies, Private Corporations, Investment Groups and Individuals, relative to mineral exploration, mineral property evaluations, acquisitions, and dispositions. These undertakings were primarily for lode and placer occurrences of precious metals and industrial minerals both domestically and overseas. Some of the clients include: Bear Creek Mining Company (Kennecott), ASARCO, US Borax & Chemical Corp, Pegasus Gold Corporation, Lexham Sea, Ltd., Columbia International Corporation, Christensen Diamond Products, Alliance Nuclear Corporation, and Sandpiper Corporation. Mr. Hennessey made numerous contributions to the industry. He discovered the Montoro silver/copper deposit in NW Montana. As a consultant, he introduced US Borax to this find. In turn the property was staked, drilled and partially defined. To date, it is recognized as the largest silver ore reserve in the world, currently being developed by a major Canadian Mining Company. He discovered, developed and mined a small uranium deposit in SE Utah, selling direct shipping ore to Atlas Minerals. He developed, mined, processed and sold concentrates from a small tungsten deposit in Western Montana. He has also been instrumental in compiling data, making property presentations and assisting in negotiations relative to the Kennecott/ASARCO joint venture on the Spar Lake Mine. Efforts culminated in a successful agreement, ultimate development and production from the nation's premier silver producing mine.

     DONALD G. RUSSELL, age 65,was appointed to the Board of Director as Director on August 22, 2001 and resigned on November 12, 2001. Mr. Russell currently is the Chairman and CEO of Prime Natural Resources, Inc., an oil and gas exploration firm located in Houston. He is the ex-Chairman of Sonat Exploration (NYSE:SNT), which was acquired by El Paso Energy Corp. (NYSE: EPG). He is also the past President of Shell Development (USA), which is currently a subsidiary of BP-Amoco (NYSE:BP). Mr. Russell currently sits on the boards of Grant Geophysical and Tidewater, Inc.

(B)  MATERIAL  MORE  RECENT  EVENTS.

     The resignation of George D. Hennessy, on August 22, 2001 and the resignation of Jerry D. Witte and Donald G. Russell on November 12, 2001 were accepted with no disagreements with the Company nor its officers.


ITEM  10.  EXECUTIVE  COMPENSATION.

Management has devoted only an insubstantial amount of time to date, on the affairs of this corporation. No compensation has been accrued or paid to date, nor has any plan of compensation been adopted as of this time. The costs of doing business are believed to be adequately reflected in our financial statements, and are reflected in the billings to us, by our consultant. Please refer to Item 12 of this Part III, for more information and disclosure about our principal consultant.

     SUMMARY COMPENSATION, TABLE A. The disclosure of Executive compensation is provided in the tabular form required by the Securities and Exchange Commission, pursuant to Regulation 228.402.

                                                                        Long Term Compensation
                                                                   |-----------------------------|
                                       Annual Compensation         |        Awards      | Payouts|
                              |------------------------------------------------------------------|
a . . . . . . . . .  b        |       c            d          e    |     f        g     |   h    |   i    |
----------------------------------------------------------------------------------------------------------|
Name. . . . . . . .                                                          Securities
And . . . . . . . .                                          Other    Restric-   Under-          All Other|
Principal . . . .                                         .  Annual     Ted     Lying             Compen- |
Position. . . . . .                                          Compen-   Stock   Options    LTIP     Sation |
                                    Salary       Bonus     Sation ($)  Awards  SARs (#)  Payouts     ($)  |
                         Year         ($)         ($)                   ($)               ($)             |
----------------------------------------------------------------------------------------------------------|
Mark Zouvas,             2002          0           0            0          0         0      0         0   |
President                2001          0           0            0    120,000 (1)     0      0         0   |
                         2000          0           0            0          0         0      0         0   |
----------------------------------------------------------------------------------------------------------|


(1) 6,440,000 pre-split, restricted common stock shares were issued to Mr. Zouvas for compensation and expenses owed to him totaling $116,015 at a share price of $.018 on November 28, 2001. The bid price of the Company's common stock on that date was $.009.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

                                    TABLE A/B
                                  COMMON STOCK
                 OFFICERS AND DIRECTORS AND OWNERS OF 5% OR MORE

-------------------------------------------------------------------------------
Name and Address of Beneficial Owner                       Ownership    Percent
------------------------------------------------------------------------------
Mark Zouvas, President                                      569,160     57.7%
                                                         ----------------------
Jerry D. Witte                                                    0        0
                                                         ----------------------
George D. Hennessey                                               0        0
                                                         ----------------------
Donald G. Russell                                                 0        0
                                                         ----------------------
All Officers and Directors as a Group                             0        0
---------------------------------------------------------======================
Total Shares Issued and Outstanding: for reference only     986,576     100%
-------------------------------------------------------------------------------


(A)  CHANGES  IN  CONTROL.  None.

(B) MORE RECENT EVENTS. On or about February 22, 2002, 1,000,000 restricted shares were issued to Mr. Zouvas for compensation. The shares issued were for value of compensation calculated to be $180,000.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     None.

ITEM  13.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND REPORTS ON FORM 8-K.

(A) FINANCIAL STATEMENTS. FK-02 Audited Financial Statements for the years ended January 31, 2002, 2001 and from inception.

(B) FORM 8-K REPORTS. We filed a Current Report on Form 8-K on March 06, 2002 to announce the rescission of the acquisition of TTI.

(C)  EXHIBITS.
--------------------------------------------------------------------------------
                                    Exhibit
Number                     Description  of  Exhibit
--------------------------------------------------------------------------------

99     Preliminary  14C  Information Statement  ("PRE 14C") filed on January 22,
2002, - Shareholder proposal to spin-off the subsidiary of TTI to shareholders. (Incorporated by Reference)

99     Form  8-K  filed  on  March  06, 2002  - Announcing the rescission of the acquisition  of  TTI.  (Incorporated  by  Reference)

EX.  2     Rescission  Agreement.  - Rescission of the acquisition of TTI, dated
March  1  2002.*

FK-02     Audited  Financial  Statements  for  the years ended January 31, 2002,
2001  and  from  inception.*
--------------------------------------------------------------------------------
*Filed  herewith


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.
                          TRILUCENT TECHNOLOGIES, CORP.

Dated:  April  30,  2002
                                       By



                                 /s/Mark Zouvas
                                   Mark Zouvas
                            Sole Officer and Director

--------------------------------------------------------------------------------
                                    EXHIBIT 2

                              RESCISSION AGREEMENT
                               Dated March 1 2002

                                     between
                          TriLucent Technologies, Corp.
                                       and
                          TriLucent Technologies, Inc.
--------------------------------------------------------------------------------

                               PLAN OF RESCISSION
                                     BETWEEN
                          TRILUCENT TECHNOLOGIES, CORP.
                             (A NEVADA CORPORATION)
                                       AND
                          TRILUCENT TECHNOLOGIES, INC.
                             (A NEVADA CORPORATION)
              FOR THE PURPOSE OF RESCINDING THE FORMER ACQUISITION


     THIS PLAN is made effective immediately upon signing, to be effective as of year-end January 31, 2002. It is dated March 1, 2002, to indicate the form of the document finally agreed upon, by and between the above referenced corporations, sometimes referred to herein as "TLUC" and "TTI", respectively.


                                  I.  RECITALS

A.  THE  PARTIES  TO  THIS  AGREEMENT

     1. TRILUCENT TECHNOLOGIES, CORP. ("TLUC") formerly EditWorks, Ltd., is a Nevada Corporation having changed its name to TriLucent Technologies, Corp. upon acquisition of TTI.

     2. TRILUCENT TECHNOLOGIES, INC. ("TTI") is a Nevada Corporation, having been acquired as a wholly-owned subsidiary of TLUC.

B. THE DECISION TO RESCIND. The Parties having previously agreed to that certain Plan of Reorganization by and among TriLucent Technologies Corp. as acquirer and TriLucent Technologies, Inc. as Acquiree and the Shareholders of TriLucent Technologies, Inc., of February 27, 2001; and having therein resolved, accordingly, to the acquisition of TTI by TLUC; and the parties having come mutually to the realization that the acquisition does not serve their respective corporate interests; now therefore, the parties have resolved to rescind that transaction amicably by mutual agreement.


                II.  PLAN OF RESCISSION AND UNWINDING ACQUISITION

A. RESCISSION OF AGREEMENT: TLUC and TTI are hereby reorganized for the sole and singular purpose of rescinding that certain Plan of Reorganization by and among TriLucent Technologies, Corp., as acquirer and TriLucent Technologies, Inc. as Acquiree and the Shareholders of TriLucent Technologies, Inc., of February 27, 2001, previously agreed to by the Parties.

B. RESTITUTION: The Parties hereby agree to the following plan of Restitution, pursuant to that Rescission of their former relationship, in an amicable and businesslike manner, and in good faith:

     1. TLUC: TriLucent Technologies, Corp. will transfer to TTI all assets, patents, technology and rights which may have been acquired, or which were at any time agreed to be acquired. TLUC will abandon the name TriLucent Technologies, Inc., and will refrain from the use of that particular name.

     2. TTI: TriLucent Technologies, Inc. of Nevada will be restored to its previous status; retaining all assets, patents, technology and rights which may have been acquired, or which were at any time agreed to be acquired. TTI will release to TLUC its former name of TriLucent Technologies, Corp. and make no further use of that particular name.

     3. NO MUTUAL INDEBTEDNESS: Neither Company shall be indebted to the other, as a part of this Plan of Restitution, and no funds if advanced shall constitute the subject matter of any claim of restitution or damages. Each Party shall bear its own costs, such as may be, in connection with the Unwinding, and each Party hereby provides the other with full and complete release of any and all claims not otherwise provided for expressly herein.

     4. NO RESIDUAL LIABILITIES: No liabilities of TLUC, not incurred by the acquired company as a part of the acquired business, shall be or remain a liability of the restored Private Company; and no liabilities of the acquired company incurred on behalf of, or in connection with the business of the acquired company shall be or remain a liability of restored Public Company. References to each company includes its officers, directors, employees and consultants.

     5. EXCHANGE OF SHARES: Forthwith upon the effectiveness hereof, by signing and agreeing to this Plan, the share exchange agreement attached hereto shall be effective. Those exchange shares, as issued, are now more particularly identified as follows:

             The Remainder of this Page is Intentionally left Blank

------------------------------------------------------------------------------------------------------
                        Shares  of  TTI     Shares  of  TLUC     Shares  of TTI      Shares of TLUC
SHAREHOLDER            (pre rescission)     (pre rescission)     (post rescission)   (post rescission)
------------------------------------------------------------------------------------------------------
Mark  Zouvas
President and Director
of TLUC
(former Director of TTI)        1,130               7,216                  0                64,000
------------------------------------------------------------------------------------------------------
Jerry  Witte
President and Director of TTI
(former President and
Director of TLUC)                8,820              56,471              9,500                    0
------------------------------------------------------------------------------------------------------
George  Hennessey
Director  of  TTI
(former Director of TLUC)           50                 314                50                    0
------------------------------------------------------------------------------------------------------
TOTAL:                          10,000              64,000            10,000               64,000
------------------------------------------------------------------------------------------------------

     6. EFFECTIVE DATE: This Plan of Rescission is made effective January 31, 2002, for the convenience of the Parties in handling accounting and auditing, and is not intended by implication to create any artificial default or inconvenience of either party. The Plan shall become effective when the Parties sign and agree to it, and the steps to effect the Rescission shall then proceed in an orderly manner, generally as provided in the following paragraphs.

     7. SURVIVING CORPORATIONS: Both the TLUC and TTI shall survive the Reorganization for Rescission, and shall be responsible for its own internal affairs, to the greatest degree possible, permitted by law and this Agreement, as if no acquisition had ever taken place.

     8. PROVISION FOR MANAGEMENT: Immediately upon the effectiveness of this Agreement, by signing and assent thereto by the parties, the Boards of Directors of the two Companies shall be reconstituted as follows:

      (a) The following two present Directors of TLUC have resigned corporate office of TLUC: Jerry Witte, Director/President, and George Hennessy, Director; leaving Mark Zouvas Director/President as Sole Interim Officer and Director, of TLUC; Jerry Witte shall become or continue to be the chief Officer and Director of TTI, and he may designate its Board of Directors as a matter of no concern to TLUC.

      (b) Then, second, and as a matter of no concern to TTI or its retired Officers, Mark Zouvas Director/President as Sole Interim Officer and Director, shall be deemed to have appointed Special Securities Counsel William Stocker, attorney at law, as Special Securities Counsel of the reconstituted Public Company, and he may designate its Board of Directors as a matter of no concern to TTI.

     9. DOCUMENTATION OF THE RESCISSION: All necessary and appropriate documentation of the Rescission shall be prepared by Special Securities Counsel of TLUC at no expense to TTI. It is not the intention of this paragraph, however, to contradict or qualify the provision that each party bear its own incidental costs, if any, incurred by such party at such party's initiation, for doing what such party deems necessary or proper as a matter of its own internal concern.

     10. FURTHER ASSURANCE, GOOD FAITH AND FAIR DEALING: the Parties, and the Directors of each Company shall and will execute and deliver any and all necessary documents, acknowledgments and assurances and do all things proper to confirm or acknowledge any and all rights, titles and interests created or confirmed herein; and both companies covenant hereby to deal fairly and good faith with each other and each others shareholders.

     11. MUTUAL NON-DISPARAGEMENT: the Parties hereby expressly covenant that they have no need or reason to, and shall not, disparage or impugn each other's business or personal reputations, nor their officers, directors, employees or consultants. The following statement is true and shall not be deemed in conflict with this covenant: "Cancellation of the acquisition is in the best interests of existing shareholders. The lack of capital or funding opportunities to launch the technologies of TTI would surely result in operational disappointment."

     12. MUTUAL HOLD-HARMLESS: the Parties agree that each corporation shall hold the other harmless with respect to claims by the shareholders of either against the other. The former and reconstituted TLUC will hold TTI harmless against claims by shareholders of TLUC, and TTI will hold he former and reconstituted TLUC harmless against claims by shareholders of TTI. The parties intend by this agreement to completely settle their relationships, as between each other, and each other's officers, directors, employees or consultants, and by this covenant they so affirm.


C.  MISCELLANEOUS  PROVISIONS

 1. This Agreement may be executed simultaneously in two or more counterpart originals. The parties can and may rely upon facsimile signatures as binding under this Agreement, however, the parties agree to forward original signatures to the other parties as soon as practicable after the facsimile signatures have been delivered.

 2. The Parties to this agreement have no wish to engage in costly or lengthy litigation with each other. Accordingly, any and all disputes which the parties cannot resolve by agreement or mediation, shall be submitted to binding arbitration under the rules and auspices of the American Arbitration Association, as a further incentive to avoid disputes, each party shall bear its own costs, with respect thereto, and with respect to any proceedings in any court brought to enforce or overturn any arbitration award. This provision is expressly intended to discourage litigation and to encourage orderly, timely and economical resolution of any disputes, which may occur.

 3. If any provision of this Agreement or the application thereof to any person or situation shall be held invalid or unenforceable, the remainder of the Agreement and the application of such provision to other persons or situations shall not be effected thereby but shall continue valid and enforceable to the fullest extent permitted by law.

 4. No waiver by any party of any occurrence or provision hereof shall be deemed a waiver of any other occurrence or provision.

 5. The parties acknowledge that both they and their counsel have reviewed and revised this agreement and that the normal rule of construction shall not be applied to cause the resolution of any ambiguities against any party presumptively. The Agreement shall be governed by and construed in accordance with the laws of the State of Nevada.

     This Agreement is executed on behalf of each Company by its duly authorized representatives, and attested to, pursuant to the laws of its respective place of incorporation and in accordance with its constituent documents.

TRILUCENT  TECHNOLOGIES,  CORP.               TRILUCENT  TECHNOLOGIES,  INC.
(A  NEVADA  CORPORATION)                      (A  NEVADA  CORPORATION)

                by                                           by

/s/Mark  Zouvas                                   /s/Jerry  Witte
   Mark  Zouvas                                      Jerry  Witte
   PRESIDENT,  DIRECTOR                              PRESIDENT,  DIRECTOR

/s/William  Stocker                               /s/George  Hennessy
   William  Stocker                                  George  Hennessy
   SPECIAL  SECURITIES  COUNSEL                      DIRECTOR

--------------------------------------------------------------------------------
ATTACHMENT
SHARE  EXCHANGE  AGREEMENT
--------------------------------------------------------------------------------

                            SHARE EXCHANGE AGREEMENT


     This stock Swap Agreement ("Agreement") is entered into by and between Jerry D. Witte ("Witte"), George Hennessy ("Hennessey") and Mark Zouvas ("Zouvas") this 31st day of December, 2001.

WHEREAS, Zouvas Witte and Hennessey were the initial directors of the private company Trilucent Technologies, Inc. ("TTI") and of the publicly traded company TriLucent Technologies Corp. ("TLUC"). TTI, currently the wholly-owned subsidiary of TLUC, will be sold to its shareholders and continue as a separate entity.

     WHEREAS, Zouvas and Witte and Hennessey intend to swap their shares in TTI and TLUC, respectively, as a condition to the divestiture of TTI.

     NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:

1) Zouvas makes the following representations and warranties to TTI, Witte and Hennessy:

(a)     Zouvas  has  resigned  as  a  director  of  TTI.
(b) TLUC has not pledged, hypothecated, optioned or otherwise encumbered any of the stock of TTI.
(c) TTI is a corporation, duly organized, validly existing, and in good standing under the laws of the state of Nevada and has the corporate power and authority to carry on its business as it is now being conducted.
(d)     TTI  has  not  commenced  doing  business.
(e) No action, suit or proceeding has been instituted or has been threatened against TTI before any court or governmental or public authority.
(f) TTI does not have any outstanding loan or financial obligations nor does TTI have any pending business operations.
(g) TTI has 10,000 shares issued and outstanding and TLUC has 986,576 (post 100 for 1 reverse split) issued and outstanding shares.
(h)     Zouvas  is  the  rightful  owner  of  1,130  shares  of  TTI.

2) Zouvas, jointly and severally, covenant and agree to indemnify, defend, protect and hold harmless Witte and TTI, from and after the date of this Agreement, from and against any and all losses, payments, claims, damages, liabilities, obligations, penalties, judgments, awards, costs, expenses, interest, disbursements and any amounts due (including in settlement) as a result of any and all actions, suits, proceedings, demands, assessments, adjustments and investigations incurred by Witte and TTI as a result of or arising from any breach or inaccuracy of any representations or warranties of Zouvas set forth herein.

3) Witte and Hennessey makes the following representations and warranties to TLUC and Zouvas:

a)     Witte  has  resigned  as  a  director  of  TLUC.
b) TTI has not pledged, hypothecated, optioned or otherwise encumbered any of the stock of TLUC.

c) TLUC is a corporation, duly organized, validly existing, and in good standing under the laws of the state of Nevada and has the corporate power and authority to carry on its business as it is now being conducted.
d) To Witte's knowledge, no action, suit or proceeding has been instituted or has been threatened against TLUC before any court or governmental or public authority.
e) TTI has 10,000 shares issued and outstanding and TLUC has 986,576 (post 100 for 1 reverse split) issued and outstanding shares.
f) Witte is the rightful owner of 61,371 shares of TLUC and Hennessey is the rightful owner of 314 shares of TLUC.

4) Witte, jointly and severally, covenant and agree to indemnify, defend, protect and hold harmless Zouvas and TLUC, from and after the date of this Agreement, from and against any and all losses, payments, claims, damages, liabilities, obligations, penalties, judgments, awards, costs, expenses, interest, disbursements and any amounts due (including in settlement) as a result of any and all actions, suits, proceedings, demands, assessments, adjustments and investigations incurred by Zouvas and TLUC as a result of or arising from any breach or inaccuracy of any representations or warranties of Witte set forth herein.

5) Zouvas agrees to surrender 1,130 shares in TTI to Witte in exchange for Witte surrendering to Zouvas 61,371 shares in TLUC. Hennessey will surrender 314 shares of TLUC to Zouvas for no consideration. No other amounts will be due and or payable to or from either party regarding this transaction or any other past event(s).

6) This Agreement shall be governed by and interpreted in accordance with the laws of the State of Nevada and venue for any dispute shall lie exclusively in the State Courts of Nevada. This Agreement contains the full and complete understanding of the parties with respect to the subject matter hereof and supersedes all prior representations and understandings, whether oral or written. If any provision of this Agreement is declared void or otherwise unenforceable, such provision shall be deemed to have been severed from this Agreement, which remaining portion shall remain in full force and effect and the Agreement shall be interpreted to effectuate, as closely as possible, the parties' intent. This Agreement shall be binding upon and shall inure to the benefit of the successors and assigns of the parties hereto. This Agreement shall not be construed either more favorably for or strongly against either party.

I      AGREED  AND  ACCEPTED  ON  THIS  DATE,  DECEMBER  31,  2001


          /s/Mark  Zouvas
             Mark  Zouvas


          /s/Jerry  D.  Witte
             Jerry  D.  Witte


          /s/George  Hennessey
             George  Hennessey

--------------------------------------------------------------------------------
                                  EXHIBIT 02-FK

                          AUDITED FINANCIAL STATEMENTS
          FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND FROM INCEPTION
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                       TRILUCENT TECHNOLOGIES, CORPORATION
                           (FORMERLY EDITWORKS, LTD.)
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                            JANUARY 31, 2002 AND 2001
--------------------------------------------------------------------------------

                                 C O N T E N T S


Independent  Auditors'  Report                                3

Balance  Sheets                                               4

Statements  of  Operations                                    5

Statement  of  Stockholders'  Equity                          6

Statements  of  Cash  Flows                                   7

Notes  to  the  Financial  Statements                         8

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors and Stockholders of TriLucent Technologies, Corporation

We have audited the accompanying balance sheets of TriLucent Technologies, Corporation (formerly Editworks, Ltd.) (a development stage company) as of January 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the year ended January 31, 2002, for the six months ended January 31, 2001 and for the year ended July 31, 2000, and from inception on August 20, 1998 through January 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TriLucent Technologies, Corporation (formerly Editworks, Ltd.) (a development stage company) as of January 2002 and 2001 and the results of its operations and cash flows for the year ended January 31, 2002, for the six months ended January 31, 2001, for the year ended July 31, 2000 and from inception on August 20, 1998 through January 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company's recurring operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also describe din Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Chisholm  &  Associates
Chisholm  &  Associates
North  Salt  Lake,  Utah
April  10,  2002

                       TRILUCENT TECHNOLOGIES, CORPORATION
                           (Formerly Editworks, Ltd.)
                          (A Development Stage Company)
                                 Balance Sheets


                 ASSETS

                                                        January  31,
                                                2002                   2001
--------------------------------------------------------------------------------

CURRENT  ASSETS

     Cash                                   $           -          $          -
                                            ------------------------------------

          Total  Current  Assets                        -                     -
                                            ------------------------------------

          TOTAL  ASSETS                     $           -          $          -
                                            ====================================


   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES

     Accounts  payable                      $     337,864          $          -
                                            ------------------------------------

          Total  Current  Liabilities             337,864                     -
                                            ------------------------------------

STOCKHOLDERS'  EQUITY

Common  stock,  authorized
100,000,000  shares  of  $0.001  par  value,
issued  and  outstanding  922,576
and  982,440  shares                                  922                   982
Additional  paid  in  capital                   1,438,719               296,560
Deficit accumulated during the
 development stage                             (1,777,505)             (297,542)
                                            ------------------------------------

          Total  Stockholders'  Equity           (337,864)                    -
                                            ------------------------------------

 TOTAL LIABILITIES AND STOCKHOLDER' EQUITY  $           -          $          -
                                            ====================================

  The accompanying notes are an integral part of these financial statements.

                       TRILUCENT TECHNOLOGIES, CORPORATION
                           (Formerly Editworks, Ltd.)
                          (A Development Stage Company)
                            Statements of Operations

                                                       For  the
                                      For  the        Six Months             For the
                                    Year Ended           Ended             Year Ended        Cumulative
                                   January  31,         July  31,            July 31,        Total  Since
                                       2002               2001                 2000            Inception
-----------------------------------------------------------------------------------------------------------------
REVENUES                        $              -    $                -   $       106,956    $         179,619
                                ------------------------------------------------------------------------------
EXPENSES

 General  and  administrative          1,460,807               13,470            198,948            1,842,438
                                ------------------------------------------------------------------------------
          Total  Expenses              1,460,807               13,470            198,948            1,842,438
                                ------------------------------------------------------------------------------
OTHER  INCOME  (EXPENSE)

     Interest  expense                   (19,156)                   -                  -              (19,156)
                                ------------------------------------------------------------------------------

  Total  Other  Income  (Expense)        (19,156)                   -                  -              (19,156)
                                ------------------------------------------------------------------------------

NET  LOSS                       $     (1,479,963)     $       (13,470)    $      (91,992)     $    (1,681,975)
                                ==============================================================================

NET  LOSS  PER  SHARE           $          (2.86)     $         (0.03)    $        (0.13)     $         (1.54)
                                ==============================================================================

WEIGHTED  AVERAGE  SHARES
 OUTSTANDING                             518,365              531,220            717,353            1,089,177
                                ==============================================================================

  The  accompanying notes are an integral part of these financial statements.

                       TRILUCENT TECHNOLOGIES, CORPORATION
                           (Formerly Editworks, Ltd.)
                          (A Development Stage Company)
                       Statements of Stockholders' Equity

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                     Additional      During  the
                                                    Common  Stock                      Paid-In       Development
                                           Shares                   Amount             Capital          Stage
-----------------------------------------------------------------------------------------------------------------
Balances  at  August  20,  1998                      -      $               -      $           -    $           -

August  1998  -  common  stock
 issued  to  organizers  for
 organizational  costs,
  valued  at $6,042                          1,208,440                  1,208              4,834                -

January  1999  -  stock  issued  for
 cash  at  $1.25  per  share                   212,400                    212            265,288                -

Net  loss  for  the  year  ended
 July 31, 1999                                       -                      -                  -          (96,550)
                                        --------------------------------------------------------------------------

Balance,  July  31,  1999                    1,420,840                  1,420            270,122          (96,550)

April  2000  -  stock  issued  for
 cash  at  $0.63 per share                      41,600                     42             25,958                -

Net  loss  for  the  year  ended
 July 31, 2000                                       -                      -                  -          (91,992)
                                        --------------------------------------------------------------------------

Balance,  July  31,  2000                    1,462,440                  1,462            296,080         (188,542)

September  2000  -  cancellation
 of  shares                                   (480,000)                  (480)               480                -

September  2000  -  Distribution
 to  shareholders  in  spin-off                      -                      -                  -          (95,530)

Net  loss  for  the  six  months
 ended  January  31,  2001                           -                      -                  -          (13,470)
                                        --------------------------------------------------------------------------

Balance,  January  31,  2001                   982,440          $         982  $         296,560    $    (297,542)
                                        --------------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

                       TRILUCENT TECHNOLOGIES, CORPORATION
                           (Formerly Editworks, Ltd.)
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                     Additional      During  the
                                                    Common  Stock                      Paid-In       Development
                                           Shares                   Amount             Capital          Stage
-----------------------------------------------------------------------------------------------------------------
Balance,  January  31,  2001                   982,440      $             982      $     296,560    $    (297,542)

February  2001  -  stock  issued
 for  acquisition  of  subsidiary  at
 $15  per  share                                64,000                     64            959,936                -

February  2001  -  cancellation
 of  shares                                   (769,880)                  (770)               770                -

October  2001  -  stock  issued  for
 services  at  $1.00  per  share                10,000                     10              9,990                -

November  2001  -  stock  issued
 for  debt  at  $1.80  per  share              700,000                    700          1,257,134                -

December  2001  -  stock  issued
 for  rounding  of  shares  due  to
 stock  split                                       16                      -                  -                -

January  2002  -  recission  of
 acquisition  of subsidiary                    (64,000)                   (64)        (1,085,671)               -

Net  loss  for  the  year  ended
 January  31,  2002                                  -                      -                  -       (1,479,963)
                                        --------------------------------------------------------------------------

Balance,  January  31,  2002                   986,576          $         922     $    1,438,719    $  (1,777,505)
                                        ==========================================================================

  The accompanying notes are an integral part of these financial statements.

                       TRILUCENT TECHNOLOGIES, CORPORATION
                           (Formerly Editworks, Ltd.)
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                              For  the
                                             For  the         Six Months        For the
                                            Year Ended          Ended         Year Ended          Cumulative
                                           January  31,      January  31,      July  31,         Total  Since
                                              2002              2001             2000             Inception
----------------------------------------------------------------------------------------------------------------
CASH  FLOWS  FROM  OPERATING
 ACTIVITIES

     Net  loss                            $     (1,479,963)   $     (13,470)   $     (91,992)     $  (1,681,975)
Adjustments  to  reconcile  net  loss
to  net  cash  provided  by  operations
(net  of  acquisition  spin-off):
Shares  issued  for  services                       10,000                -                -             10,000
Shares  issued  for  accrued  interest              19,156                -                -             19,156
Notes  payable  issued  for  expenses            1,042,443                -                -          1,042,443
Depreciation  and  amortization                      1,294            3,443           41,316             70,013
Increase  in  receivables                                -                -          (25,904)           (63,790)
Increase  in  payables                             324,123            9,500           18,435            373,571
Increase  in  advances                                   -                -           32,910             32,910
                                           ---------------------------------------------------------------------

Net  Cash  (Used)  Provided  by
Operating  Activities                              (82,947)            (527)         (25,235)          (197,672)
                                        --------------------------------------------------------------------------
CASH  FLOWS  FROM  INVESTMENT
ACTIVITIES

Cash  acquired  from  subsidiary                     9,070                -                -              9,070
Cash  contributed in distribution                   (1,123)             (53)               -             (1,176)
Purchase  of  equipment                                  -                -             (350)          (176,722)
                                        --------------------------------------------------------------------------

Net  Cash  (Used)  Provided  by
Investing  Activities                                7,947              (53)            (350)          (168,828)
                                        --------------------------------------------------------------------------

CASH  FLOWS  FROM  FINANCING
 ACTIVITIES

     Proceeds from notes payable                     75,000               -                -             75,000
     Issued  common  stock  for  cash                     -               -           26,000            291,500
                                        --------------------------------------------------------------------------

Net  Cash  (Used)  Provided  by
Financing  Activities                                75,000               -           26,000            366,500
                                        --------------------------------------------------------------------------

NET  INCREASE  (DECREASE)  IN
CASH                                                      -            (580)             415                  -
CASH,  BEGINNING  OF  PERIOD                              -             580              165                  -

CASH,  END  OF PERIOD                            $        -    $          -    $         580    $             -
                                                 ================================================================

  The accompanying notes are an integral part of these financial statements.

                       TRILUCENT TECHNOLOGIES, CORPORATION
                           (Formerly Editworks, Ltd.)
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)

                                                              For  the
                                             For  the         Six Months        For the
                                            Year Ended          Ended         Year Ended          Cumulative
                                           January  31,      January  31,      July  31,         Total  Since
                                              2002              2001             2000             Inception
----------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL  CASH  FLOW
 INFORMATION

     Cash  paid  for  interest            $              -    $           -    $           -      $           -
     Cash  paid  for  income taxes        $              -    $           -    $           -      $           -

NON-CASH  ACTIVITIES

   Shares  issued  for  subsidiary        $        960,000    $           -    $           -      $     960,000
     Shares  issued  for  services        $         10,000    $           -    $           -      $      10,000
     Notes  payable  issued  for
       expenses                           $      1,042,443    $           -    $           -      $   1,042,443
     Shares  issued  for  notes  payable
       and  interest                      $      1,257,834    $           -    $           -      $   1,257,834

 The accompanying notes are an integral part of these financial statements.

                       TRILUCENT TECHNOLOGIES, CORPORATION
                           (Formerly Editworks, Ltd.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                            January 31, 2002 and 2001


NOTE  1  -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     a.  Organization

TriLucent Technologies, Corporation (formerly Editworks, Ltd.) (the Company) was incorporated on August 20, 1998 under the laws of the State of Nevada. The Company is currently engaged in the development of a computer-aided editing service.

     b.  Accounting  Method

     The Company recognizes income and expense on the accrual basis of accounting.

     c.  Cash  and  Cash  Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     d.  Earnings  (Loss)  Per  Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

                              Income  (Loss)           Shares              Per Share
                               (Numerator)         (Denominator)            Amount
-----------------------------------------------------------------------------------------
For  the  year  ended  January  31,
2002:
Basic  EPS:
Income  (loss)  to  common
shareholders                 $     (1,479,963)        518,365          $           (2.86)
                             ============================================================

For  the  six  months  ended
January  31,  2001:
Basic  EPS:
Income  (loss)  to  common
shareholders                 $        (13,470)        531,220          $           (0.03)
                             ============================================================

For  the  year  ended  January  31,
2000:
Basic  EPS
Income  (loss)  to  common
shareholders                 $        (91,992)        717,353          $           (0.13)
                             ============================================================

From  inception  on  August  20,
1998  through  January  31,  2002:
Basic  EPS
Income  (loss)  to  common
shareholders                 $     (1,681,975)      1,089,177          $            1.54)
                             ============================================================

                       TRILUCENT TECHNOLOGIES, CORPORATION
                           (Formerly Editworks, Ltd.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                            January 31, 2002 and 2001


NOTE  1  -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     e.  Fiscal  Year  End

     The  Company  has  elected  a  January  31  fiscal  year  end.

     f.  Provision  for  Income  Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $1,777,505 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2018. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax assets and the valuation account is as follows at January 31, 2002 and 2001:
                                              January  31,
                                       2002                 2001
------------------------------------------------------------------------
     Deferred  tax  asset:
          NOL  carryforward     $     533,000          $     68,700
     Valuation  allowance            (533,000)              (68,700)
                                -------------------------------------
     Total                      $           -          $          -
                                =====================================

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

NOTE  3  -     DEVELOPMENT  STAGE  COMPANY

The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and defining its business operation in order to generate significant revenues.

                       TRILUCENT TECHNOLOGIES, CORPORATION
                           (Formerly Editworks, Ltd.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                            January 31, 2002 and 2001


NOTE  4  -  ACQUISITION  AND  RECISSION  OF  ACQUISITION  OF  SUBSIDIARY

On February 27, 2001, the Board of Directors and shareholders of the Company approved a plan of reorganization and acquisition with TriLucent Technologies, Inc. (TTI), a private Nevada Company. Pursuant to the agreement, the Company exchanged 64,000 shares of their common stock for all of the outstanding shares of TTI, increased the number of shares authorized to 100,000,000, and changed their name to TriLucent Technologies, Corporation. Also pursuant to the agreement, certain shareholders of the Company returned 769,880 shares of the Company's common stock to facilitate the acquisition.

On January 31, 2002, the Board of Directors and shareholders of the Company approved a plan of rescission of the acquisition of TTI. Pursuant to the agreement, the Company exchanged the TTI shares which were acquired in the acquisition for their shares which were issued in the acquisition. The investment recorded on the date of the acquisition has been reversed and the intercompany accounts have been eliminated and recorded through additional paid in capital. The January 31, 2002 financial statements include the operations of TTI from February 27, 2001, the date of acquisition, to January 31, 2002, the date of the plan of rescission.

NOTE  5  -     REORGANIZATION  AND  SPIN-OFF

On September 1, 2000, the Board of Directors and shareholders of the Company approved a plan of reorganization and spin-off whereby the operations and assets of the Company were spun out to NetFilms, Inc., a subsidiary of the Company. The shareholders of the Company were then issued shares in and distributed all interest of NetFilms, Inc.

NOTE  6  -     STOCK  SPLIT

In April 2001 and November 2001, the Company completed a forward stock split of 2-for-1 and a reverse split of 1-for-100, respectively. The financial statements have been retroactively restated for the stock splits.

     In September 2000, the Company completed a forward stock split of of 10-for-1. The financial statements have been retroactively restated for the stock split.

NOTE  7  -     RELATED  PARTY  TRANSACTIONS

During the year ended January 31, 2002 and 2001, a corporate shareholder loaned the Company $75,000 and $25,000, respectively. The shareholder also paid expenses on behalf of the Company of approximately $880,000 during the year ended January 31, 2002. In November 2001, the Company issued 555,100 shares of common stock in settlement of this debt which included $16,688 of interest.

                       TRILUCENT TECHNOLOGIES, CORPORATION
                           (Formerly Editworks, Ltd.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                            January 31, 2002 and 2001


NOTE  7  -     RELATED  PARTY  TRANSACTIONS  (Continued)

     During the year ended January 31, 2002 and 2001, a corporate shareholder loaned the
 Company $-0- and $93,856, respectively. The shareholder also paid approximately $38,000 of expenses on behalf of the Company during the year ended January 31, 2002. In November 2001, the Company issued 75,600 shares of common stock in settlement of this debt which includes $4,247 of accrued interest.

     During the year ended January 31, 2002 and 2001, an officer of the Company paid expenses on behalf of the Company of approximately $-0- and $9,400, respectively. In November 2001, the Company issued 4,900 shares of common stock in settlement of this debt.

During the year ended January 31, 2002 and 2001, an officer of the Company paid expenses on behalf of the Company of approximately $111,700 and $4,300, respectively. In November 2001, the Company issued 64,400 shares of common stock in settlement of this debt.