Form 10QSB
period 2002-04-30
TRILUCENT TECHNOLOGIES CORP
filed 2002-06-13
CIK 1076784

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number:  000-28767


                      For the Quarter ended April 30, 2002


                          TRILUCENT TECHNOLOGIES CORP.


Nevada                                                                88-0403070
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)

2811  State  St.,  San  Diego  CA  92103                                   78205
(Address of principal executive offices)                              (Zip Code)

Registrant's  telephone  number,  including  area  code:            619-293-0090


As of June 12, 2002 the shares of common stock issued and outstanding were 1,986,576

As of January 31, 2001, 922,576 shares of common stock were issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


PART  I:  FINANCIAL  INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three and nine month period ended April 30, 2002, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank

                                  TRILUCENT TECHNOLOGIES CORP.
                                   (Formerly Editworks, Ltd.)
                                 (A Development Stage Company)
                                         Balance Sheet

                                                           April 30,     January 31,
                                                             2002           2002
                                                          (Unaudited)
CURRENT ASSETS

    Cash . . . . . . . . . . . . . . . . . . . . . . . .  $         0   $         0
                                                          ------------  ------------

TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . .            0             0

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .  $         0   $         0
                                                          ============  ============


      LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accrued interest payable . . . . . . . . . . . . . . .  $     8,802   $         0
  Accounts Payable - Related Party . . . . . . . . . . .      389,086       337,864
                                                          ------------  ------------

TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . .      397,888       337,864
                                                          ------------  ------------

STOCKHOLDERS' EQUITY

  Common Stock, $.001 par value; authorized 100,000,000
     shares; issued and outstanding, 922,576 shares
     and 922,576 shares respectively . . . . . . . . . .          922           922

  Additional Paid-In Capital . . . . . . . . . . . . . .    1,438,719     1,438,719

  Accumulated Equity (Deficit) . . . . . . . . . . . . .   (1,837,529)   (1,777,505)

Total Stockholders' Equity . . . . . . . . . . . . . . .     (397,888)     (337,864)
                                                          ------------  ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . . . . . .  $         0   $         0
                                                          ============  ============

                          The accompanying notes are an integral part
                                 of these financial statements.

                                                 TRILUCENT TECHNOLOGIES CORP.
                                                  (Formerly Editworks, Ltd.)
                                                (A Development Stage Company)
                                                   Statement of Operations
                                                         (Unaudited)

                                                             From
                                                        Inception on
                                    From February      August 20,1998
                                     1, 2001 to           through
                                      April 30,          April 30,
                                  2002        2001         2002
  Revenues . . . . . . . . . .  $      0   $       0   $   179,619
                                ---------  ----------  ------------

  General and Administrative .    51,222     650,212     1,893,660
                                ---------  ----------  ------------

    Total Expenses . . . . . .    51,222     650,212     1,893,660
                                ---------  ----------  ------------

  Net Loss from Operations . .   (51,222)   (650,212)   (1,714,041)
                                ---------  ----------  ------------

  Other Income (Expense)

    Interest Expense . . . . .    (8,802)          0       (27,958)
                                ---------  ----------  ------------

  Total Other Income (Expense)    (8,802)          0       (27,958)
                                ---------  ----------  ------------

  Net Income (Loss). . . . . .  $(60,024)  $(650,212)  $(1,741,999)
                                =========  ==========  ============

  Loss per Share . . . . . . .  $  (0.07)  $   (1.27)  $     (1.62)
                                =========  ==========  ============

  Weighted Average
      Shares Outstanding . . .   922,576     511,853     1,076,066
                                =========  ==========  ============

                  The accompanying notes are an integral part
                         of these financial statements.

                                  TRILUCENT TECHNOLOGIES CORP.
                                   (Formerly Editworks, Ltd.)
                                 (A Development Stage Company)
                                    Statements of Cash Flows
                                          (Unaudited)

                                                                            From
                                                                       Inception on
                                                      From February     August 20,1998
                                                        1, 2002 to         through
                                                        April 30,         April 30,
                                                    2002        2001         2002
Cash Flows from Operating Activities
Net Loss . . . . . . . . . . . . . . . . . . . .  $(60,024)  $(650,212)  $(1,741,999)
Adjustments to reconcile net loss to
  net cash provided by operations:
  Shares issued for services . . . . . . . . . .         0           0        10,000
  Shares issued for accrued interest . . . . . .         0           0        19,156
  Notes payable issued for expenses. . . . . . .         0           0     1,042,443
  Depreciation and amortization. . . . . . . . .         0           0        70,013
  Increase in receivables. . . . . . . . . . . .         0           0       (63,790)
  Increase in payables . . . . . . . . . . . . .    60,024     658,921       433,595
  Increase in advances . . . . . . . . . . . . .         0           0        32,910
                                                  ---------  ----------  ------------

Net Cash (Used) Provided by Operating Activities         0       8,709      (197,672)

Cash Flows from Investing Activities
  Cash acquired from subsidiary. . . . . . . . .         0           0         9,070
  Cash contributed in distribution . . . . . . .         0           0        (1,176)
  Cash paid for property and equipment . . . . .         0           0      (176,722)
                                                  ---------  ----------  ------------

Net Cash (Used) Provided by Investing Activities         0           0      (168,828)
                                                  ---------  ----------  ------------

Cash Flows from Financing Activities
  Proceeds from notes payable. . . . . . . . . .         0           0        75,000
  Issued common stock for cash . . . . . . . . .         0           0       291,500
                                                  ---------  ----------  ------------

Net Cash (Used) Provided by Financing Activities         0           0       366,500
                                                  ---------  ----------  ------------

Net increase (decrease) in cash. . . . . . . . .         0       8,709             0

Beginning Cash . . . . . . . . . . . . . . . . .         0           0             0
                                                  ---------  ----------  ------------

Ending Cash. . . . . . . . . . . . . . . . . . .  $      0   $   8,709   $         0
                                                  =========  ==========  ============

Supplemental Cash Flow Information
  Cash paid for interest . . . . . . . . . . . .  $      0   $       0   $         0
  Cash paid for income taxes . . . . . . . . . .  $      0   $       0   $         0

Non-cash activities

  Shares issued for subsidiary . . . . . . . . .  $      0   $       0   $   960,000
  Shares issued for services . . . . . . . . . .  $      0   $       0   $    10,000
  Notes payable issued for expenses. . . . . . .  $      0   $       0   $ 1,042,443
  Shares issued for notes payable and interest .  $      0   $       0   $ 1,257,834

                             The accompanying notes are an integral part
                                   of these financial statements.

                          TRILUCENT TECHNOLOGIES CORP.
                          (A Development Stage Company)
                 Consolidated Notes to the Financial Statements
                                 April 30, 2002

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

                          TRILUCENT TECHNOLOGIES CORP.
                          (A Development Stage Company)
                 Consolidated Notes to the Financial Statements
                                 April 30, 2002


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

NOTE  3  -  NOTES  PAYABLE  -  THIRD  PARTIES

As of April 30, 2002, TriLucent Technologies had a total of $ 397,888 in notes payable, which represents an increase from the previous period of $60,024. The increase represents charges incurred for general and administrative expenses.

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. The plan of operation that we discussed in our Form 10-KSB filed on May 1, 2002, has NOT substantially changed. Our plan of operation for the next 12 months is as follows.

     The original business of the Company involved the application of its proprietary technologies to the exploration of oil and gas deposits in North
America. Initially, the Company planned on raising working capital to cover overhead expenses and further development of its technologies. Unfortunately, due to adverse circumstances in the public equity markets, the Company was unable to secure a substantive capital raise in order to fund its operations. Due to this fact and the fact that management still feels that the Company's technologies will ultimately be successful in the exploration of oil and gas, it has been determined that the subsidiary, TriLucent Technologies, Inc. be sold to the shareholders of the Company and become a non-public, non-trading entity. TriLucent Technologies Corp. then intends to restructure its capitalization and begin to seek a qualified, acquisition target. To this end, the Company is currently investigating potential acquisition candidates and expects to have identified a target company during the next several months.

     1. CASH REQUIREMENTS. As previously disclosed, when we acquired TriLucent Technologies, Inc., we were attempting to satisfy our cash requirements for 12 months of operations through the issuance of equity capital, we were forced to borrow funds from outside service providers and shareholders.

     It is estimated that, the Company expects to incur general and administrative expenses of $50,000 per quarter to cover costs associated with identifying and performing due diligence of a potential acquisition candidate.

     2.  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None

     3.  PURCHASE  OR  SALE  OF  PLANT  AND  SIGNIFICANT  EQUIPMENT.  None.

     4.  SIGNIFICANT  CHANGES  IN  THE  NUMBER  OF  EMPLOYEES.  None.


  (B) MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We have not been able to generate revenues during the period covered by this report. The company incurred a loss of $51,222 for the quarter ending 4/30/02, which is a result of charges incurred for general and administrative expenses. There have been no other changes to the Company's financial condition since the filing of the last report.


                            PART II: OTHER INFORMATIO


ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended APRIL 30, 2002, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  June  12,  2002



           /s/Mark  Zouvas
              Mark  S.  Zouvas