Form 10QSB
period 2002-07-31
TRILUCENT TECHNOLOGIES CORP
filed 2002-09-24
CIK 1076784

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number:  000-28767


                       For the Quarter ended July 31, 2002


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


As of July 31 and August 6, 2002, 1,986,576 shares of common stock were issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three and six month period ended July 31, 2002, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank

                          TRILUCENT TECHNOLOGIES CORP.
                           (Formerly Editworks, Ltd.)
                          (A Development Stage Company)
                                  Balance Sheet

                                                           July 31,        January 31,
                                                             2002              2002
                                                          (Unaudited)
CURRENT ASSETS

    Cash . . . . . . . . . . . . . . . . . . . . . . . .  $         0   $         0
                                                          ------------  ------------

TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . .            0             0

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .  $         0   $         0
                                                          ============  ============


      LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accrued interest payable . . . . . . . . . . . . . . .  $    13,920   $         0
  Accounts Payable - Related Party . . . . . . . . . . .      420,649       337,864
                                                          ------------  ------------

TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . .      434,569       337,864
                                                          ------------  ------------

STOCKHOLDERS' EQUITY

  Common Stock, $.001 par value; authorized 100,000,000
     shares; issued and outstanding, 986,576 shares
     and 1,986,576 shares respectively . . . . . . . . .        1,986           986

  Additional Paid-In Capital . . . . . . . . . . . . . .    1,437,655     1,438,655

  Accumulated Equity (Deficit) . . . . . . . . . . . . .   (1,874,210)   (1,777,505)

Total Stockholders' Equity . . . . . . . . . . . . . . .     (434,569)     (337,864)
                                                          ------------  ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . . . . . .  $         0   $         0
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

                          TRILUCENT TECHNOLOGIES CORP.
                           (Formerly Editworks, Ltd.)
                          (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)

                                                                                    From
                                                                                Inception on
                                                                               August 20,1998
                                    For the three         For the six             through
                                months ended July 31,  months ended July 31,      July 31,
                                  2002        2001       2002         2001          2002
  Revenues . . . . . . . . . .  $      0   $       0   $      0   $         0   $   179,619
                                ---------  ----------  ---------  ------------  ------------

  General and Administrative .    31,563     370,255     82,785     1,020,467     1,925,223
                                ---------  ----------  ---------  ------------  ------------

    Total Expenses . . . . . .    31,563     370,255     82,785     1,020,467     1,925,223
                                ---------  ----------  ---------  ------------  ------------

  Net Loss from Operations . .   (31,563)   (370,255)   (82,785)   (1,020,467)   (1,745,604)
                                ---------  ----------  ---------  ------------  ------------

  Other Income (Expense)

    Interest Expense . . . . .    (5,118)          0    (13,920)            0       (33,076)
                                ---------  ----------  ---------  ------------  ------------

  Total Other Income (Expense)    (5,118)          0    (13,920)            0       (33,076)
                                ---------  ----------  ---------  ------------  ------------

  Net Income (Loss). . . . . .  $(36,681)  $(370,255)  $(96,705)  $(1,020,467)  $(1,778,680)
                                =========  ==========  =========  ============  ============

  Loss per Share . . . . . . .  $  (0.04)  $   (0.72)  $  (0.10)  $     (1.99)  $     (1.65)
                                =========  ==========  =========  ============  ============

  Weighted Average
      Shares Outstanding . . .   922,576     511,853    922,576       511,853     1,076,066
                                =========  ==========  =========  ============  ============

   The accompanying notes are an integral part of these financial statements.

                          TRILUCENT TECHNOLOGIES CORP.
                           (Formerly Editworks, Ltd.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                              From
                                                                           Inception on
                                                                          August 20,1998
                                                     For the six             through
                                                months ended July 31,        July 31,
                                                    2002         2001          2002
Cash Flows from Operating Activities

Net Loss . . . . . . . . . . . . . . . . . . . .  $(96,705)  $(1,020,467)  $(1,778,680)
Adjustments to reconcile net loss to
  net cash provided by operations:
  Shares issued for services . . . . . . . . . .         0             0        10,000
  Shares issued for accrued interest . . . . . .         0             0        19,156
  Notes payable issued for expenses. . . . . . .         0             0     1,042,443
  Depreciation and amortization. . . . . . . . .         0             0        70,013
  Increase in receivables. . . . . . . . . . . .         0             0       (63,790)
  Increase in payables . . . . . . . . . . . . .    96,705     1,011,397       470,276
  Increase in advances . . . . . . . . . . . . .         0             0        32,910
                                                  ---------  ------------  ------------

Net Cash (Used) Provided by Operating Activities         0        (9,070)     (197,672)

Cash Flows from Investing Activities
  Cash acquired from subsidiary. . . . . . . . .         0         9,070         9,070
  Cash contributed in distribution . . . . . . .         0             0        (1,176)
  Cash paid for property and equipment . . . . .         0             0      (176,722)
                                                  ---------  ------------  ------------

Net Cash (Used) Provided by Investing Activities         0         9,070      (168,828)
                                                  ---------  ------------  ------------

Cash Flows from Financing Activities
  Proceeds from notes payable. . . . . . . . . .         0             0        75,000
  Issued common stock for cash . . . . . . . . .         0             0       291,500
                                                  ---------  ------------  ------------

Net Cash (Used) Provided by Financing Activities         0             0       366,500
                                                  ---------  ------------  ------------

Net increase (decrease) in cash. . . . . . . . .         0             0             0

Beginning Cash . . . . . . . . . . . . . . . . .         0             0             0
                                                  ---------  ------------  ------------

Ending Cash. . . . . . . . . . . . . . . . . . .  $      0   $         0   $         0
                                                  =========  ============  ============

Supplemental Cash Flow Information
  Cash paid for interest . . . . . . . . . . . .  $      0   $         0   $         0
  Cash paid for income taxes . . . . . . . . . .  $      0   $         0   $         0

Non-cash activities

  Shares issued for subsidiary . . . . . . . . .  $      0   $         0   $   960,000
  Shares issued for services . . . . . . . . . .  $      0   $         0   $    10,000
  Notes payable issued for expenses. . . . . . .  $      0   $         0   $ 1,042,443
  Shares issued for notes payable and interest .  $      0   $         0   $ 1,257,834

   The accompanying notes are an integral part of these financial statements.

                          TRILUCENT TECHNOLOGIES CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  July 31, 2002


NOTES  TO  FINANCIAL  STATEMENTS

TriLucent Technologies Corp. ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended July 31, 2002, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended January 31, 2002.

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

     2.  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None

     3.  PURCHASE  OR  SALE  OF  PLANT  AND  SIGNIFICANT  EQUIPMENT.  None.

     4.  SIGNIFICANT  CHANGES  IN  THE  NUMBER  OF  EMPLOYEES.  None.


 (B) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. The following discussion and analysis of financial condition and results operations should be read in conjunction with the Company's accompanying unaudited consolidated financial statements and notes included herein and the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2002.


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


RESULTS  OF  OPERATIONS

     a. REVENUE. There was no revenue for the Company for the three month period ended July 31, 2002 and there was no revenue for the three month period ended April 30, 2002.

     b. OPERATING EXPENSES. Because of the restructuring of the Company and its product lines, management does not feel that a comparison of revenue and expenses, for this reporting period, would provide valuable information. Therefore, the following analysis is based on a comparison of total expenses for the three month period ended July 31, 2002 compared with the three month period ended April 31, 2002, and the comparison of line item expenses to total expenses for those periods. The Company's total operating expenses for the three month period ended July 31, 2002 were $31,563 versus $51,222, for the three month period ended April 30, 2002. The decrease in operating expenses from $51,222 to $31,563 for the first and second quarters, respectively, is due to a decrease in legal costs incurred by the Company.

     c. NET INCOME (LOSS) The Company's net loss for the second quarter of 2002 was $36,681 as compared to a net loss of $60,024 for the first quarter of 2002. The loss of $36,681 was result of the expense associated with general and administrative expenses. The decrease in the loss from $60,024 to $36,681 for the first and second quarters, respectively, is due to a decrease in legal costs incurred by the Company.


2. FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES. As of July 31, 2002 the Company had cash and cash equivalents of $0.

     For the three month period ended July 31, 2002, the net cash used by operating activities was $0 and was unchanged from the previous three month period ended April 30, 2002.

                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.  None


ITEM  2.  CHANGES  IN  SECURITIES.  None


ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None


ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None


ITEM  5.  OTHER  INFORMATION.  None.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None.


     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended July 31, 2002, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

DATED:  AUGUST  6,  2002



                                /S/ MARK ZOUVAS
                                 MARK S. ZOUVAS