Form 10QSB
period 2002-10-31
ANZA INNOVATIONS
filed 2002-12-23
CIK 1076784

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number:  000-28767


                     For the Quarter ended October 31, 2002


                             ANZA INNOVATIONS, INC.


Nevada                                                                88-0403070
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)

835  Gage  Drive,  San  Diego,  CA                                         92106
(Address  of  principal  executive  offices)                         (Zip  Code)

Registrant's  telephone  number,  including  area  code:            949-487-7295


As of October 31, 2002, 1,643,769 shares of common stock were issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


PART  I:  FINANCIAL  INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the six and nine month period ended October 31, 2002, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank

                             ANZA INNOVATIONS, INC.
                    (FORMERLY TRILUCENT TECHNOLOGIES CORP.)
                          (A Development Stage Company)
                                  Balance Sheet

                                                          October 31,     January 31,
                                                             2002            2002
                                                          (Unaudited)
-------------------------------------------------------------------------------------
CURRENT ASSETS

    Cash . . . . . . . . . . . . . . . . . . . . . . . .  $        45   $         0
                                                          ------------  ------------

TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . .           45             0
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .  $        45   $         0
                                                          ============  ============


      LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accrued Liabilities. . . . . . . . . . . . . . . . . .  $   135,222   $         0
  Accounts Payable - Related Party . . . . . . . . . . .       16,171       337,864
                                                          ------------  ------------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . .      151,393       337,864
                                                          ------------  ------------

STOCKHOLDERS' EQUITY

  Common Stock, $.001 par value; authorized 100,000,000
     shares; issued and outstanding, 1,643,770 shares
     and 922,576 shares respectively . . . . . . . . . .        1,659           246

  Additional Paid-In Capital . . . . . . . . . . . . . .    1,995,523     1,439,395
  Accumulated Equity (Deficit) . . . . . . . . . . . . .   (2,148,530)   (1,777,505)
                                                          ------------  ------------
Total Stockholders' Equity . . . . . . . . . . . . . . .     (151,348)     (337,864)
                                                          ------------  ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . . . . . .  $        45   $         0
                                                          ============  ============

  The accompanying notes are an integral part of these financial statements.
                                     ANZA INNOVATIONS, INC.
                            (FORMERLY TRILUCENT TECHNOLOGIES CORP.)
                                 (A Development Stage Company)
                                    Statements of Cash Flows
                                          (Unaudited)

                                                                              From
                                                                          Inception on
                                                                         August 20,1998
                                                       For the nine          through
                                                 months ended October 31,   October 31,
                                                     2002         2001         2002
                                                  ----------  ------------  ------------
Cash Flows from Operating Activities

Net Loss . . . . . . . . . . . . . . . . . . . .  $(371,025)  $(1,509,958)  $(2,053,000)
Adjustments to reconcile net loss to
  net cash provided by operations:
  Shares issued for services . . . . . . . . . .    175,000             0       185,000
  Shares issued for accrued interest . . . . . .          0             0        19,156
  Notes payable issued for expenses. . . . . . .          0             0     1,042,443
  Depreciation and amortization. . . . . . . . .          0             0        70,013
  Increase (Decrease) in Accrued Liabilities . .    173,094             0       218,094
  Decrease (Increase) in receivables . . . . . .          0             0       (63,790)
  Increase in payables . . . . . . . . . . . . .     22,976       115,102       351,547
  Increase in advances . . . . . . . . . . . . .          0             0        32,910
                                                  ----------  ------------  ------------

Net Cash (Used) Provided by Operating Activities         45    (1,394,856)     (197,627)

Cash Flows from Investing Activities
  Cash acquired from subsidiary. . . . . . . . .          0             0         9,070
  Cash contributed in distribution . . . . . . .          0             0        (1,176)
  Cash paid for property and equipment . . . . .          0        (1,311)     (176,722)
                                                  ----------  ------------  ------------

Net Cash (Used) Provided by Investing Activities          0        (1,311)     (168,828)
                                                  ----------  ------------  ------------

Cash Flows from Financing Activities
  Proceeds from notes payable. . . . . . . . . .          0     1,398,447        75,000
  Issued common stock for cash . . . . . . . . .          0             0       291,500
                                                  ----------  ------------  ------------
Net Cash (Used) Provided by Financing Activities          0     1,398,447       366,500
                                                  ----------  ------------  ------------
Net increase (decrease) in cash. . . . . . . . .         45         2,280            45
Beginning Cash . . . . . . . . . . . . . . . . .          0             0             0
                                                  ----------  ------------  ------------
Ending Cash. . . . . . . . . . . . . . . . . . .  $      45   $     2,280   $        45
                                                  ==========  ============  ============

Supplemental Cash Flow Information
  Cash paid for interest . . . . . . . . . . . .  $       0   $         0   $         0
  Cash paid for income taxes . . . . . . . . . .  $       0   $         0   $         0

Non-cash activities

  Shares issued for subsidiary . . . . . . . . .  $       0   $         0   $   960,000
  Shares issued for services . . . . . . . . . .  $ 175,000   $         0   $   882,875
  Notes payable issued for expenses. . . . . . .  $       0   $         0   $ 1,042,443
  Shares issued for notes payable and interest .  $       0   $         0   $ 1,257,834

  The accompanying notes are an integral part of these financial statements.

                             ANZA INNOVATIONS, INC.
                    (FORMERLY TRILUCENT TECHNOLOGIES CORP.)
                          (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)

                                                                                       From
                                                                                   Inception on
                                     For the three            For the nine        August 20, 1998
                                      months ended            months ended            through
                                       October 31,              October 31,         October 31,
                                   2002         2001        2002         2001          2002
                                -----------  ----------  ----------  ------------  ------------
  Revenues . . . . . . . . . .  $      100   $       0   $     100   $         0   $   179,719
                                -----------  ----------  ----------  ------------  ------------
  General and Administrative .      75,246     249,049     333,031     1,509,958     2,175,469
                                -----------  ----------  ----------  ------------  ------------
    Total Expenses . . . . . .      75,246     249,049     333,031     1,509,958     2,175,469
                                -----------  ----------  ----------  ------------  ------------
  Net Loss from Operations . .     (75,146)   (249,049)   (332,931)   (1,509,958)   (1,995,750)
                                -----------  ----------  ----------  ------------  ------------

  Other Income (Expense)

    Interest Expense . . . . .     (24,174)          0     (38,094)            0       (57,250)
                                -----------  ----------  ----------  ------------  ------------
  Total Other Income (Expense)     (24,174)          0     (38,094)            0       (57,250)
                                -----------  ----------  ----------  ------------  ------------
  Net Income (Loss). . . . . .  $  (99,320)  $(249,049)  $(371,025)  $(1,509,958)  $(2,053,000)
                                ===========  ==========  ==========  ============  ============
  Loss per Share . . . . . . .  $    (0.06)  $   (3.60)  $   (0.43)  $    (13.40)  $     (5.46)
                                ===========  ==========  ==========  ============  ============
  Weighted Average
      Shares Outstanding . . .   1,647,126      69,167     861,451       112,688       375,703
                                ===========  ==========  ==========  ============  ============

  The accompanying notes are an integral part of these financial statements.

                             ANZA INNOVATIONS, INC.
                     (FORMERLY TRILUCENT TECHNOLOGIES CORP.)
                          (A Development Stage Company)
                   Notes to the Unaudited Financial Statements
                                October 31, 2002


NOTES  TO  FINANCIAL  STATEMENTS

Anza Innovations, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended October 31, 2002, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended January 31, 2002.

COMMON  STOCK

During February 2002, the Company issued 250,000 shares of previously authorized but unissued common stock for services valued at $175,000 (or $.70 per share).

During August 2002, the Company issued 1,163,125 shares of previously authorized but unissued common stock for debt valued at $382,541 (or $.32 per share).

During October 2002, the Company authorized a one for four (1:4) reverse split of its common stock. These financial statements reflect effects of this reverse split.

CHANGE  OF  NAME

During October 2002 the Company authorized a name change from TriLucent Technologies Corp. to Anza Innovations, Inc

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

     The original business of the Company involved the application of its proprietary technologies to the exploration of oil and gas deposits in North
America. Initially, the Company planned on raising working capital to cover overhead expenses and further development of its technologies. Unfortunately, due to adverse circumstances in the public equity markets, the Company was unable to secure a substantive capital raise in order to fund its operations. Due to this fact and the fact that management still feels that the Company's technologies will ultimately be successful in the exploration of oil and gas, it has been determined that the subsidiary, TriLucent Technologies, Inc. be sold to the shareholders of the Company and become a non-public, non-trading entity. Anza Innovations, Inc. then intends to restructure its capitalization and begin to seek a qualified, acquisition target.

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


RESULTS  OF  OPERATIONS

     a. REVENUE. There was no revenue for the Company for the three-month period ended October 31, 2002 and there was no revenue for the three-month period ended July 31, 2002. Lack of revenues for those periods is inconsequential to the new focus and direction of the Company because of the reverse-merger.

     b. OPERATING EXPENSES. Because of the restructuring of the Company and its product lines, management does not feel that a comparison of revenue and expenses, for this reporting period, would provide valuable information. Therefore, the following analysis is based on a comparison of total expenses for the three month period ended October 31, 2002 compared with the three month period ended July 31, 2002, and the comparison of line item expenses to total expenses for those periods. The Company's total operating expenses for the three-month period ended October 31, 2002 were $75,246 versus $31,563, for the three month period ended July 31, 2002. The increase in operating expenses from $31,563 to $75,246 for the second and third quarters, respectively, is due to an increase in legal, accounting and consulting costs incurred by the Company.

     c. NET INCOME (LOSS) The Company's net loss for the third quarter of 2002 was $99,320 as compared to a net loss of $36,681 for the second quarter of 2002. The loss of $99,320 was a result of costs associated with general and administrative, and interest expenses. The increase in the loss from $36,681 to $99,320 for the second and third quarters, respectively, is due to an increase in legal, accounting and consulting costs incurred by the Company.


2. FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES. As of October 31, 2002 the Company had cash and cash equivalents of $45.

     For the three-month period ended October 31, 2002, the net cash provided by operating activities was $45 versus $0 three-month period ended July 31, 2002. The increase of $45 in net cash provided by operations is due to an adjustment to the Company's bank account. There was $0 cash provided by or used by investing and financing activities for the three months ending October 31, 2002 and was unchanged for the previous three-month period ending July 31, 2002.

                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.  None


ITEM 2. CHANGES IN SECURITIES. During February, 2002, the Company issued 250,000 shares of previously authorized but un-issued common stock for services valued at $175,000 (or $.70 per share). During August 2002, the Company issued 1,163,125 shares of previously authorized but un-issued common stock for debt valued at $382,541 (or $.32 per share). During October 2002, the Company authorized a one for four (1:4) reverse split of its common stock.

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None


ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None


ITEM  5.  OTHER  INFORMATION.  Name  change  to  Anza  Innovations,  Inc


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended October 31, 2002, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

DATED:  DECEMBER  23,  2002




           /S/  MARK  ZOUVAS
                MARK  S.  ZOUVAS

--------------------------------------------------------------------------------

                                    EXHIBIT A

--------------------------------------------------------------------------------

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                      PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES OXLEY ACT OF 2002

In connection with the Quarterly Report of Anza Innovations, Inc. (the Company) on Form 10-QSB for the period ending October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I Mark Zouvas Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes Oxley Act of 2002, that to the best of my knowledge and belief:

      1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

      2) The information contained in the Report fairly represents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the
Date:

December 23, 2002


/s/ Mark Zouvas
    Mark Zouvas
    Sole Officer Director