Form 10KSB
period 2003-01-31
ANZA INNOVATIONS
filed 2003-05-15
CIK 1076784

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-28767

For the Year ended January 31, 2003 .

Anza Innovations, Inc.

formerly Trilucent Technologies, Inc.

Nevada	88-0403070

(State of Incorporation)	(I.R.S. Employer Identification Number)

835 Gage Drive, San Diego, CA	92106

(Address of principal executive offices)	(Zip Code)
949-487-7295
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:        None

Securities registered pursuant to Section 12(g) of the Act:         Common Equity Voting Stock

As of 1/31/03: 1,674,533 Common shares issued and outstanding

As of 1/31/03: 00,000,000 shares of shares of Common Stock were held by non-affiliates, with a market value calculated at $000,000,000 , based on closing low bid of $00.00 per share.

Yes☒ No☐ (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

[] (Indicate by check mark whether if disclosure of delinquent filers ( §229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

Transitional Small Business Disclosure Format (check one): yes ☐ no ☒

Exhibit Index is found on page 9

Page 1

INTRODUCTION

   This Registrant (Reporting Company) has elected to refer to itself, whenever possible, by normal English pronouns, such as "We", "Us" and "Our".

   This Form 10-KSB contains forward-looking statements. Such statements include statements concerning plans, objectives, goals, strategies, future events, results or performances, and underlying assumptions that are not statements of historical fact. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements which reflect our current views, with respect to future events or results and future financial performance. Certain words indicate forward-looking statements, words like "believe", "expect", "anticipate", "intends", "estimates", "forecast", "projects", and similar expressions.

PART I

ITEM 1 . Business.

    The original business of the Company involved the application of its proprietary technologies to the exploration of oil and gas deposits in North America. Initially, the Company planned on raising working capital to cover overhead expenses and further development of its technologies. Unfortunately, due to adverse circumstances in the public equity markets, the Company was unable to secure a substantive capital raise in order to fund its operations. Due to this fact and the fact that management still feels that the Company's technologies will ultimately be successful in the exploration of oil and gas, it has been determined that the subsidiary, TriLucent Technologies, Inc. be sold to the shareholders of that Company and become a non-public, non-trading entity. This being done, Anza Innovations, Inc. intends to restructure its capitalization and begin to seek a qualified, acquisition target. During the past twelve months, no further acquisition action had been taken, and many not be taken during the next twelve months.

    On or about April 1, 2002, the Commission entered an order of investigation. In the Matter of Trilucent Technologies Corp, and other Issuers (HO-9289). To the best of management's knowledge and belief, Trilucent has cooperated with the Staff of the Commission by providing documents requested. Management is not aware of any illegality or wrongdoing, or any dissemination of any false or misleading financial or other information by Trilucent Technologies Corp.

   It is most unlikely that this public issuer will engage in any substantial business or capital formation activities during this period.

ITEM 2 . Description of Property.

   None.

ITEM 3 . Legal Proceedings.

   There are no legal proceedings pending, threatened or suspected, by or against our Corporation, as of the preparation of this Report.

ITEM 4 . Submission of Matters to a Vote of Security Holders.

   This 1934 Act Registrant, then named TriLucent Technologies, Corp. , conducted a Majority Shareholder Action, pursuant to the Nevada Corporation Law.

Proposal 1: To Authorize a reverse split of the corporations common stock, four shares to one share; provided that no shareholder shall be reversed below 100 shares, and no shareholder owning less than 100 shares shall be reversed.

Proposal 2: To Authorize a corporate name change to Anza Innovations, Inc., or a substantially similar name, in the discretion of management.

   Please refer to our Definitive Filing on SCHEDULE 14C-A, filed on or about 11/26/2002.

PART II

ITEM 5 . Market for Common Equity and Stockholder Matters.

( a ) Market Information . We haves one class of securities, Common Voting Equity Shares ( " Common Stock " ). The Company's Securities may be quoted in the over-the-counter market, but there is a young, sporadic and potentially volatile trading market for them. Quotations for, and transactions in the Securities, and transactions are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short. Our Common Stock is quoted Over-the-Counter on the Bulletin Board ( "OTCBB "). The Company's trading symbol is "ANZI". Based upon standard reporting sources, the following information is provided:

QUARTER	HIGH BID	LOW BID	VOLUME
1st 2001 April 30, 2001	.72	.08	560,000
2nd 2001 July 31, 2001	.72	.05	260,000
3rd 2001 October 31, 2001	.63	.005	155,000
4th 2001 January 31, 2002	.005	.98	70,000

1st 2002 April 30, 2002	.90	.13	32,000
2nd 2002 July 31, 2002	.40	.12	28,000
3rd 2002 October 31, 2002	.57	.05	21,000
4th 2002 January 31, 2003	.56	.05	30,000
CLOSE DATE

   SOURCE:

   The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions.

( b ) Holders . Management calculates that the approximate number of holders of the Company's Common Stock, as of January 31, 2003, was 44.

( c ) Dividends . We have not paid any cash dividends on our Common Stock, and do not anticipate paying cash dividends on its Common Stock in the next year. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of the Company and other factors that the Board of Directors may deem relevant.

( d ) Sales of Unregistered Common Stock 2002-2003 .

   April 2002- 250,000 shares issued for services in connection with rescission of former subsidiary acquisition.

   October 2002- 1,163,125 shares issued for payment of debt.

   October 2002- 14,584 shares issued for rounding due to stock split.

Item 2. Discussion and Analysis or Plan of Operation.

(a) Plan of Operation for the next twelve months. The original business of the Company involved the application of its proprietary technologies to the exploration of oil and gas deposits in North America. Initially, the Company planned on raising working capital to cover overhead expenses and further development of its technologies. Unfortunately, due to adverse circumstances in the public equity markets, the Company was unable to secure a substantive capital raise in order to fund its operations. Due to this fact and the fact that management still feels that the Company's technologies will ultimately be successful in the exploration of oil and gas, it has been determined that the subsidiary, TriLucent Technologies, Inc. be sold to the shareholders of that Company and become a non-public, non-trading entity. This being done, Anza Innovations, Inc. intends to restructure its capitalization and begin to seek a qualified, acquisition target. During the past twelve months, no further acquisition action had been taken, and many not be taken during the next twelve months.

    As previously disclosed, when we acquired TriLucent Technologies, Inc., we were attempting to satisfy our cash requirements for 12 months of operations through the issuance of equity capital, we were forced to borrow funds from outside lenders and shareholders. We estimate that we will need approximately $250,000 of capital to execute our new business model and generate revenues within twelve months after the execution of the model. If we are not successful in obtaining these funds, then we may not be successful in carrying out our future acquisition plans. There is no present expectation as to when fund raising might occur.

    On or about April 1, 2002, the Commission entered an order of investigation ? In the Matter of Trilucent Technologies Corp, and other Issuers (HO-9289). To the best of management's knowledge and belief, Trilucent has cooperated with the Staff of the Commission by providing documents requested. Management is not aware of any illegality or wrongdoing, or any dissemination of any false or misleading financial or other information by Trilucent Technologies Corp.

   It is most unlikely that this public issuer will engage in any substantial business or capital formation activities during this period.

   2. Product Research and Development. None

   3. Purchase or Sale of Plant and Significant Equipment. None.

   4. Significant Changes in the Number of Employees. None.

(b) Management's Discussion And Analysis Of Financial Condition And Results Of Operations. The following discussion and analysis of financial condition and results operations should be read in conjunction with the Company's accompanying unaudited consolidated financial statements and notes included herein and the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.

   No Revenues. We had enjoyed no revenues during the past two fiscal years.

   Expenses. Our expenses for the past two years have consisted of two principal categories: first legal and professional fees; and second, interest expense on borrowed funds.

   Cautionary Statements. There can be no assurance that we will be successful in raising capital through private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

   Our independent auditor has indicated the following material information in notes to our financial

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

   (Note 3-Development Stage Company) The Company is a development stage company as defined in Financial Accounting Standards Board Statement 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate operating revenues.

ITEM 6 . Financial Statements.

( a ) Audit Committee . The Audit Committee of this Corporation for this fiscal year consists of the our Board of Directors. Management is responsible for our internal controls and the financial reporting process. Our independent auditors are responsible for performing an independent audit of our financial statements in accordance with generally accepted accounting standards and to issue a report thereon. It is the responsibility of our Board of Directors to monitor and oversee these processes. In this context the Committee has met and held discussions with management and the independent accountants. Management recommended to the Committee that our financial statements were prepared in accordance with generally accepted accounting principles, and the Committee has reviewed and discussed the financial statements with Management and such independent accountants, matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees). Our independent accountants also provided to the Committee the written disclosures required by Independence Board Standard No. 1 (Independence Discussions with Audit Committees), and the Committee discussed with the independent accountants that firm's independence.

   Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended January 31, 2003 be included and filed with the Securities and Exchange Commission.

( b ) Financial Statements . Audited Financial Statements for years ended January 31, 2003 are provided as Attachment AFK-03, attached hereto, filed herewith and incorporated herein by this reference as though fully set forth herein. Our Balance Sheet and Statement of Operations have been substantially reproduced in the preceding Item 6 and discussed therein.

ITEM 7 . Changes In and Disagreements With Accountants
on Accounting and Financial Disclosure.

   None.

PART III

ITEM 8 . Directors and Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act.

ITEM 9 . Executive Compensation.

					Long Term Compensation
		Annual Compensation			Awards		Payouts
a Name and Principal Position	b Year	c Salary ($)	d Bonus ($)	e Other Annual Compen-sation ($)	f Restricted Stock Awards ($)	g Securi-ties Under- lying Options SARs (#)	h LTIP Payouts ($)	i All Other Compen-sation ($)
President/CEO	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0
	2001	0	0	0	120,000 (1)	0	0	0
	2000	0	0	0	0	0	0	0

Notes to Table: Please recall that year end is January 31 of the year following the bulk of the reporting period of calendar 2002.

(1) 6,440,000 pre-split, restricted common stock shares were issued to Mr. Zouvas for compensation and expenses owed to him totaling $116,015 at a share price of $0.18 on November 28, 2001. The bid price of the common stock on that date was $0.009.

The Remainder of this Page is Intentionally left Blank

ITEM 10 . Security Ownership of Certain Beneficial Owners and Management.

Name and Address of Beneficial Owner Common Stock	Share Ownership	% of Total
Mark Zouvas, Sole Remaining Officer Director	253,515	15.14
All Officers and Directors as a Group	253,515	15.14
Titan Capital SA PO Box 8807 c/o Franco & Franco Panama 5 Panama	426,562	25.48
Quicksilver Development SA PO Box 8807 c/o Franco & Franco Panama 5 Panama	576,562	34.43
Total Other 5% Owners	1,003,124	59.91
All Affiliates	1,256,639	75.05
Non-affiliates	417,714	99.99
Total Issued and Outstanding	1,674,353	100.00

Item 11 . Controls and Procedures

   Evaluation of Disclosure Controls and Procedures. Based upon an evaluation under supervision and with the participation of our management, as of a date within 90 days of the filing date of this Annual Report on form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed (in reports that we file or submit under that Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

   Changes in Internal Accounting. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. There wee no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon the assumptions about the likelihood of future events, and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

The Remainder of this Page is Intentionally left Blank

ITEM 12 . Attachments, Financial Statements, Exhibits, and Reports on Form 8-K.
( a ) Attachments.

   (A) Certification pursuant to 18 USC Section 1350 .

   (99.1) Section 302 Certification

   (AFK-02) Audited Financial Statements for the years ended December 31, 2001, 2000 and Inception.

( b ) Exhibits. Please see our Previous Annual Report on Form 10-KSB, for the year ended December 31, 2000, for Exhibits: (3.1) Articles of Incorporation ; (3.2) By-Laws , incorporated herein by this reference.

   [3] Articles of Incorporation and By-laws

   3.1   ARTICLES OF INCORPORATION

   3.2   BY-LAWS

( c ) Form 8-K Reports. None.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

   By signing this Quarterly Report, the undersigned hereby certify: (1) This Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Anza Innovations, Inc.

Date: May 15, 2003	By: Mark Zouvas	/s/ Mark Zouvas

Title Sole Remaining Officer

Exhibit A

CERITIFICATION PURSUANT TO 18 USC SECTION 1350

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

      CERTIFICATION OF CUSTODIAN

      In connection with the Annual Report of Anza Innovations, Inc. , a Nevada corporation (the "Company"), on 10-KSB for the year ended January 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Mark Zouvas , sole remaing officer director ....<n of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 15, 2003	By: Mark Zouvas	/s/ Mark Zouvas

Title Sole Remaining Officer

Exhibit 99.1

Section 302 Certification

   CERTIFICATIONS PURSUANT TO SECTION 302
      I, Mark Zouvas , certify that:

1. I have reviewed this Annual report on Form 10-KSB of Anza Innovations, Inc. ;

2. Based on my knowledge, this Annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual report (the "Evaluation Date"); and
   c) presented in this Annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By: Mark Zouvas	/s/ Mark Zouvas

Title Sole Remaining Officer

ANZA INNOVATIONS, INC.
(Formerly TRILUCENT TECHNOLOGIES, CORPORATION)
(A Development Stage Company)

FINANCIAL STATEMENTS

January 31, 2003 and 2002

C O N T E N T S

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Anza Innovations, Inc.
(formerly TriLucent Technologies, Corporation)

We have audited the accompanying balance sheets of Anza Innovations, Inc. (a development stage company) as of January 31, 2003 and 2002 and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and from inception on August 20, 1998 through January 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anza Innovations, Inc. (a development stage company) as of January 31, 2003 and 2002 and the results of its operations and cash flows for the years then ended, and from inception on August 20, 1998 through January 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company’s recurring operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chisholm & Associates
Chisholm & Associates
North Salt Lake, Utah
May 6, 2003

F - 1

ANZA INNOVATIONS, INC.
(Formerly Trilucent Technologies, Corporation)
(A Development Stage Company)
Balance Sheets

	January 31,
ASSETS	2003	2002

CURRENT ASSETS

Cash	$35	$-

Total Current Assets	35	-

TOTAL ASSETS	$35	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accrued Liabilities	$35,152	$-
Accounts payable-Related Party	165,000	337,864

Total Current Liabilities	200,152	337,864

STOCKHOLDERS’ EQUITY

Common stock, authorized
100,000,000 shares of $0.001 par value,
issued and outstanding 1,674,353
and 246,644 shares	1,674	246
Additional paid in capital	1,996,650	1,439,3959
Deficit accumulated during the development stage	(2,198,441)	(1,777,505)

Total Stockholders’ Equity	(200,117)	(337,864)

TOTAL LIABILITIES AND STOCKHOLDER’ EQUITY	$35	$-

The accompanying notes are an integral part of these financial statements.

F - 2

ANZA INNOVATIONS, INC.
(Formerly Trilucent Technologies, Corporation)
(A Development Stage Company)
Statements of Operations

	For the	For the
	Year Ended	Year Ended	Cumulative
	January 31,	January 31,	Total Since
	2003	2002	Inception

REVENUES	$-	$-	$179,619

EXPENSES

General and administrative	381,437	1,460,807	2,319,405

Total Expenses	381,437	1,460,807	2,319,405

OTHER INCOME (EXPENSE)

Interest expense	(39,499)	(19,156)	(58,655)

Total Other Income (Expense)	(39,499)	(19,156)	(58,655)

NET LOSS	$(420,936)	$(1,479,963)	$(2,198,441)

NET LOSS PER SHARE	$(0.39)	$(11.42)	$(4.86)

WEIGHTED AVERAGE SHARES
OUTSTANDING	1,066,872	129,591	452,174

F - 3

ANZA INNOVATIONS, INC.
(Formerly Trilucent Technologies, Corporation)
(A Development Stage Company)
Statements of Stockholders’ Equity

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage

Balances at August 20, 1998	-	$-	$-	$-

August 1998 - common stock
issued to organizers for
organizational costs, valued at $6,042	302,110	302	5,740	-

January 1999 - stock issued for
cash at $5.00 per share	53,100	53	265,447	-

Net loss for the year ended
July 31, 1999	-	-	-	(96,550)

Balance, July 31, 1999	355,210	355	271,187	(96,550)

April 2000 - stock issued for
cash at $2.52 per share	10,400	10	25,990	-

Net loss for the year ended
July 31, 2000	-	-	-	(91,992)

Balance, July 31, 2000	365,610	365	297,177	(188,542)

September 2000 - cancellation
of shares	(120,000)	(120)	120	-

September 2000 - Distribution
to shareholders in spin-off	-	-	-	(95,530)

Net loss for the six months
ended January 31, 2001	-	-	-	(13,470)

Balance, January 31, 2001	245,610	$245	$297,297	$(297,542)

          The accompanying notes are an integral part of these financial statements.

F - 4

ANZA INNOVATIONS, INC.
(Formerly Trilucent Technologies, Corporation)
(A Development Stage Company)
Statements of Stockholders’ Equity (Continued)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage

Balance, January 31, 2001	245,610	$245	$297,297	$(297,542)

February 2001 - cancellation
of shares	(176,470)	(176)	(125,559)	-

October 2001 - stock issued for
services at $4.00 per share	2,500	-	9,998	-

November 2001 - stock issued
for debt at $7.20 per share	175,000	175	1,257,659	-

December 2001 - stock issued
for rounding of shares due to
stock split	4	-	-	-

Net loss for the year ended
January 31, 2002	-	-	-	(1,479,963)

Balance, January 31, 2002	246,644	246	1,439,395	(1,777,505)

April 2002 - stock issued for
services associated with
recission of acquisition
of subsidiary	250,000	250	174,750	-

October 2002 - shares issued
for payment of debt	1,163,125	1,163	381,378	-

October 2002 - stock issued
for rounding of shares due to
Stock split	14,584	15	1,127	-

Net loss for the year ended January 31, 2003	-	-	-	(420,936)

Balance, January 31, 2003	1,674,353	$1,674	$1,996,650	$(2,198,441)

The accompanying notes are an integral part of these financial statements.

F - 5

ANZA INNOVATIONS, INC.
(Formerly Trilucent Technologies, Corporation)
(A Development Stage Company)
Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended	Cumulative
	January 31,	January 31,	Total Since
	2003	2002	Inception
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(420,936)	$(1,479,963)	$(2,198,441)

Adjustments to reconcile net loss
to net cash provided by operations
(net of acquisition spin-off):
Shares issued for services	176,143	10,000	186,143
Shares issued for debt	382,540	-	382,540
Shares issued for accrued interest	-	19,156	19,156
Notes payable issued for expenses	-	1,042,443	1,042,443
Depreciation and amortization	-	1,294	70,013
Increase in accrued liability	(172,864)	-	(36,778)
Increase in receivables	-	-	(63,790)
Increase in payables	35,152	324,123	368,167
Increase in advances	-	-	32,910

Net Cash (Used) Provided by
Operating Activities	35	(82,947)	(197,637)

CASH FLOWS FROM INVESTMENT
ACTIVITIES

Cash acquired from subsidiary	-	9,070	9,070
Cash contributed in distribution	-	(1,123)	(1,176)
Purchase of equipment	-	-	(176,722)

Net Cash (Used) Provided by
Investing Activities	-	7,947	(168,828)

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from notes payable	-	75,000	75,000
Issued common stock for cash	-	-	291,500

Net Cash (Used) Provided by
Financing Activities	-	75,000	366,500

NET INCREASE (DECREASE) IN CASH	35	-	35

CASH, BEGINNING OF PERIOD	-	-	-

CASH, END OF PERIOD	$35	$-	$35

The accompanying notes are an integral part of these financial statements.

F - 6

ANZA INNOVATIONS, INC.
(Formerly Trilucent Technologies, Corporation)
(A Development Stage Company)
Statements of Cash Flows (Continued)

	For the	For the
	Year Ended	Year Ended	Cumulative
	January 31,	January 31,	Total Since
	2003	2002	Inception

SUPPLEMENTAL CASH FLOW
INFORMATION

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

NON-CASH ACTIVITIES

Shares issued for subsidiary	$-	$960,000	$960,000
Shares issued for services	$176,143	$10,000	$186,143

Notes payable issued for
expenses	$-	$1,042,443	$1,042,443

Shares issued for notes payable
and interest	$382,540	$1,257,834	$1,640,374

        The accompanying notes are an integral part of these financial statements.

F - 7

ANZA INNOVATIONS, INC.
(Formerly Trilucent Technologies, Corporation)
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2003 and 2002

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   a. Organization

Anza Innovations, Inc. (the Company) was incorporated on August 20, 1998 under the laws of the State of Nevada. The Company is currently engaged in the development of a computer-aided editing service.

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

	Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the year ended
January 31, 2002:
Income (loss) to common
shareholders	$(1,479,963)	129,591	$(11.42)

For the year ended
January 31, 2003:
Income (loss) to common
shareholders	$(420,936)	1,066,872	$(0.39)

F - 8

ANZA INNOVATIONS, INC.
(Formerly Trilucent Technologies, Corporation)
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2003 and 2002

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   e. Fiscal Year End

   The Company has elected a January 31 fiscal year end.

   f. Provision for Income Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $2,198,441 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2019. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax assets and the valuation account is as follows at January 31, 2003 and 2002:

	January 31,
	2003	2002
Deferred tax asset:
NOL carryforward	$747,470	$533,000
Valuation allowance	(747,470)	(533,000)

Total	$-	$-

   g. Revenue Recognition

Revenue from editing services is recorded as services are performed.

NOTE 2 -   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring operating losses and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to raise capital in order to pursue its business operations, thus creating necessary operating revenue.

NOTE 3 -   DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and defining its business operation in order to generate significant revenues.

F - 9

ANZA INNOVATIONS, INC.
(Formerly Trilucent Technologies, Corporation)
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2003 and 2002

NOTE 4 - ACQUISITION AND RESCISSION OF ACQUISITION OF SUBSIDIARY

On February 27, 2001, the Board of Directors and shareholders of the Company approved a plan of reorganization and acquisition with TriLucent Technologies, Inc. (TTI), a private Nevada Company. Pursuant to the agreement, the Company exchanged 64,000 shares of their common stock for all of the outstanding shares of TTI, increased the number of shares authorized to 100,000,000, and changed their name to TriLucent Technologies, Corporation. Also pursuant to the agreement, certain shareholders of the Company returned 176,470 shares of the Company’s common stock to facilitate the acquisition.

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

NOTE 6 -   STOCK SPLIT

   In October 2002, the Company completed a reverse stock split of 1-for-4. The financial statements have been retroactively restated for the stock split.

In April 2001 and November 2001, the Company completed a forward stock split of 2-for-1 and a reverse split of 1-for-100, respectively. The financial statements have been retroactively restated for the stock splits.

   In September 2000, the Company completed a forward stock split of 10-for-1. The financial statements have been retroactively restated for the stock split.

NOTE 7 -   RELATED PARTY TRANSACTIONS

During the year ended January 31, 2003 and 2002, a corporate shareholder loaned the Company $-0- and $75,000, respectively. The shareholder also paid expenses on behalf of the Company of approximately $880,000 during the year ended January 31, 2002. In November 2001, the Company issued 175,000shares of common stock in settlement of this debt which included $16,688 of interest.

F - 10

ANZA INNOVATIONS, INC.
(Formerly Trilucent Technologies, Corporation)
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2003 and 2002

NOTE 7 -   RELATED PARTY TRANSACTIONS (Continued)

   An officer of the Company accrued wages during the fiscal year ended 2003 for services rendered. Wages accrued amounted to $165,000 for the year ended January 31, 2003.

During the year ended January 31, 2002 and 2001, an officer of the Company paid expenses on behalf of the Company of approximately $111,700 and $4,300, respectively. In November 2001, the Company issued 16,100 shares of common stock in settlement of this debt.

F - 11