Form 10QSB
period 2003-04-30
ANZA INNOVATIONS
filed 2003-06-17
CIK 1076784

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-28767

For the Quarter ended April 30, 2003

Anza Innovations, Inc.

formerly Trilucent Technologies, Inc.

Nevada	88-0403070

(Incorporation)	(IRS Number)

835 Gage Drive, San Diego, CA	92106
(Address of principal executive offices)	(Zip Code)
949-487-7295
Registrant's telephone number, including area code

As of 4/30/03: 1,674,353 Common shares issued and outstanding

Transitional Small Business Disclosure Format (check one): yes ☐   no ☒

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

       The financial statements, for the three and nine month period ended April 30, 2003, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

                              The Remainder of this Page is Intentionally left Blank

Page - 1

Item 2. Discussion and Analysis or Plan of Operation.

       Our plan of operation is unchanged from our last previous annual report on Form 10-KSB. We had enjoyed no revenues during the past two fiscal years. Our expenses for the past two years have consisted of two principal categories: first legal and professional fees; and second, interest expense on borrowed funds.

                                                PART II: OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Changes in Securities. None

Item 3. Defaults on Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders. None

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K.

    Exhibit A:  Certification(s) Pursuant to 18 USC Section 1350;

       Exhibit 99.1: Section 302

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended April 30, 2003, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated: June 15, 2003

Anza Innovations, Inc.

/s/Mark Zouvas

Mark Zouvas

sole remaing officer director

Page - 2

Exhibit A

CERITIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 3

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

                      CERTIFICATION OF CUSTODIAN

                      In connection with the Quarterly Report of Anza Innovations, Inc., a Nevada corporation (the "Company"), on 10-QSB for the period ended April 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Mark Zouvas, sole remaing officer director of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

                      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 15, 2003

/s/Mark Zouvas

Mark Zouvas

sole remaing officer director

Ref

Page - 4

Exhibit 99.1

Section 302 Certification

Page - 5

   CERTIFICATIONS PURSUANT TO SECTION 302

            I, Mark Zouvas, certify that:

1. I have reviewed this Quarterly report on Form 10Q-SB of Anza Innovations, Inc.;

2. Based on my knowledge, this Quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly report (the "Evaluation Date"); and

          c) presented in this Quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 15, 2003

/s/Mark Zouvas

Mark Zouvas

sole remaing officer director

Page - 6

Anza Innovations, Inc.
(formerly TriLucent Technologies Corp.)
(A Development Stage Company)
Balance Sheet

	April 30,	January 31,
	2003	2003
	(Unaudited)

CURRENT ASSETS

Cash	$0	$35

TOTAL CURRENT ASSETS	0	35

TOTAL ASSETS	$0	$35

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Liabilities	$37,132	$35,152
Accounts Payable - Related Party	195,000	165,000

TOTAL CURRENT LIABILITIES	232,132	200,152

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 100,000,000
shares; issued and outstanding, 1,674,353 shares
and 246,644 shares respectively	1,674	1,674

Additional Paid-In Capital	1,996,650	1,996,650

Accumulated Equity (Deficit)	(2,230,456)	(2,198,441)

Total Stockholders' Equity	(232,132)	(200,117)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$0	$35

The Accompanying notes are an integral part of these financial statements.

Page - 7

Anza Innovations, Inc.
(formerly TriLucent Technologies Corp.)
(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

			From
			Inception on
			August 20,1998
	For the three		through
	months ended April 30,		April 30,
	2003	2002	2003

Cash Flows from Operating Activities

Net Loss	$(32,015)	$(60,024)	$(2,230,456)
Adjustments to reconcile net loss to
net cash provided by operations:
Shares issued for services			186,143
Shares issued for debt			382,540
Shares issued for accrued interest			19,156
Notes payable issued for expenses			1,042,443
Depreciation and amortization			70,013
Increase (Decrease) in Accrued Liabilities			(36,778)
Decrease (Increase) in receivables			(63,790)
Increase (Decrease) in payables	31,980	60,024	400,147
Increase (Decrease) in advances			32,910

Net Cash (Used) Provided by Operating Activities	(35)	0	(197,672)

Cash Flows from Investing Activities
Cash acquired from subsidiary			9,070
Cash contributed in distribution			(1,176)
Cash paid for property and equipment			(176,722)

Net Cash (Used) Provided by Investing Activities	0	0	(168,828)

Cash Flows from Financing Activities
Proceeds from notes payable	0	0	75,000
Issued common stock for cash			291,500

Net Cash (Used) Provided by Financing Activities	0	0	366,500

Net increase (decrease) in cash	(35)	0	0

Beginning Cash	35	0	0

Ending Cash	$0	$0	$0

Supplemental Cash Flow Information
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

Non-cash activities

Shares issued for subsidiary	$0	$0	$960,000
Shares issued for services	$0	$0	$186,143
Shares issued for debt conversion	$0	$0	$0
Notes payable issued for expenses	$0	$0	$1,042,443
Shares issued for notes payable and interest	$0	$0	$1,640,374

Page - 8

Anza Innovations, Inc.
 (formerly TriLucent Technologies Corp.)
(A Development Stage Company)

Statement of Operations

(Unaudited)

			From
			Inception on
			August 20,1998
	For the three		through
	months ended April 30,		April 30,

	2003	2002	2003

Revenues	$0	$0	$179,619

General and Administrative	30,637	51,222	2,349,992

Total Expenses	30,637	51,222	2,349,992

Net Loss from Operations	(30,637)	(51,222)	(2,170,373)

Other Income (Expense)

Interest Expense	(1,378)	(8,802)	(60,083)

Total Other Income (Expense)	(1,378)	(8,802)	(60,083)

Net Income (Loss)	$(32,015)	$(60,024)	$(2,230,456)

Loss per Share	$(0.02)	$(0.07)	$(4.93)

Weighted Average
Shares Outstanding	1,674,353	922,576	452,174

The accompanying notes are an integral part of these financial statements.

Page - 9

Anza Innovation, Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2003

NOTES TO FINANCIAL STATEMENTS

Anza Innovations, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended April 30, 2003, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended January 31, 2003.

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

Page - 10