Form 10QSB
period 2003-07-31
ANZA INNOVATIONS
filed 2003-09-15
CIK 1076784

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-28767

For the Quarter ended July 31, 2003

Anza Innovations, Inc.

formerly Trilucent Technologies, Inc.

Nevada	88-0403070

(State of Incorporation)	(IRS Number)

835 Gage Drive, San Diego, CA	92106

(Address of principal executive offices)	(Zip Code)
619-795-2971
Registrant's telephone number, including area code

As of 7/31/03: 1,674,533 Common shares issued and outstanding

Transitional Small Business Disclosure Format (check one): yes [ ] no [X]

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the three and nine month period ended July 31, 2003, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

Page - 1

Anza Innovations, Inc.
(formerly TriLucent Technologies Corp.)
(A Development Stage Company)
Balance Sheet

	July 31,	January 31,
	2003	2003
	(Unaudited)

CURRENT ASSETS

Cash	$0	$35

TOTAL CURRENT ASSETS	0	35

TOTAL ASSETS	$0	$35

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable	$2,391	$35,152
Accounts Payable - Related Party	225,000	165,000

TOTAL CURRENT LIABILITIES	227,391	200,152

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 100,000,000
shares; issued and outstanding, 1,674,353 shares
	1,674	1,674

Additional Paid-In Capital	2,033,782	1,996,650

Accumulated Equity (Deficit)	(2,262,847)	(2,198,441)

Total Stockholders' Equity	(227,391)	(200,117)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$0	$35

The accompanying notes are an integral part of these financial statements.

Page - 2

Anza Innovations, Inc.
(formerly TriLucent Technologies Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From
			Inception on
			August 20,1998
	For the six		through
	months ended July 31,		July 31,
	2003	2002	2003
Cash Flows from Operating Activities

Net Loss	$(64,406)	$(96,705)	$(2,262,847)
Adjustments to reconcile net loss to
net cash provided by operations:
Shares issued for services			186,143
Shares issued for debt			382,540
Shares issued for accrued interest			19,156
Notes payable issued for expenses			1,042,443
Depreciation and amortization			70,013
Increase (Decrease) in Accrued Liabilities			(36,778)
Decrease (Increase) in receivables			(63,790)
Increase (Decrease) in payables	64,371	96,705	432,538
Increase (Decrease) in advances			32,910

Net Cash (Used) Provided by Operating Activities	(35)	0	(197,672)

Cash Flows from Investing Activities
Cash acquired from subsidiary			9,070
Cash contributed in distribution			(1,176)
Cash paid for property and equipment			(176,722)

Net Cash (Used) Provided by Investing Activities	0	0	(168,828)

Cash Flows from Financing Activities
Proceeds from notes payable	0	0	75,000
Issued common stock for cash			291,500

Net Cash (Used) Provided by Financing Activities	0	0	366,500

Net increase (decrease) in cash	(35)	0	0

Beginning Cash	35	0	0

Ending Cash	$0	$0	$0

Supplemental Cash Flow Information
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

Non-cash activities

Shares issued for subsidiary	$0	$0	$960,000
Shares issued for services	$0	$0	$186,143
Shares issued for debt conversion	$0	$0	$0
Notes payable issued for expenses	$0	$0	$1,042,443
Shares issued for notes payable and interest	$0	$0	$1,640,374

The accompanying notes are an integral part of these financial statements.

Page - 3

Anza Innovations, Inc.
(formerly TriLucent Technologies Corp.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From
					Inception on
					August 20,1998
	For the three		For the six		through
	months ended July 31,	months ended July 31,			July 30,
	2003	2002	2003	2002	2003

Revenues	$0	$0	$0	$0	$179,619

General and Administrative	32,391	31,563	63,028	82,785	2,382,383

Total Expenses	32,391	31,563	63,028	82,785	2,382,383

Net Loss from Operations	(32,391)	(31,563)	(63,028)	(82,785)	(2,202,764)

Other Income (Expense)

Interest Expense	0	(5,118)	(1,378)	(13,920)	(60,083)

Total Other Income (Expense)	0	(5,118)	(1,378)	(13,920)	(60,083)

Net Income (Loss)	$(32,391)	$(36,681)	$(64,406)	$(96,705)	$(2,262,847)

Loss per Share	$0.004	$(0.04)	$(0.04)	$(0.10)	$(3.94)

Weighted Average
Shares Outstanding	1,674,353	922,576	1,674,353	922,576	574,053

The accompanying notes are an integral part of these financial statements.

Page - 4

Anza Innovations, Inc.
(formerly TriLucent Technologies Corp.)
(A Development Stage Company)
Statements of Stockholders' Equity

			Additional	Accumulated	Total Stock-
	Common Stock		Paid-In	Equity	holders' Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balances at August 20, 1998	0	$0	$0	$0	$0

August 1998 - common stock issued
for organizational costs at $6,042	302,110	302	5,740

January 1999 - common stock issued
for cash at $5.00 per share	53,100	53	265,447

Net (loss) during period				(96,550)

Balance at July 31, 1999	355,210	355	271,187	(96,550)	174,992

April 2000 - common stock issued
for cash at $2.52 per share	10,400	10	25,990

Net (loss) during period				(91,992)

Balance at July 31, 2000	365,610	366	297,176	(188,542)	109,000

September 2000 - cancellation of shares	(120,000)	(120)	120

September 2000 - Distribution to
shareholders in spin-off				(95,530)

Net (loss) during period				(13,470)

Balance at January 31, 2001	245,610	246	297,296	(297,542)	0

February 2001 - cancellation of shares	(176,470)	(176)	(125,559)

October 2001 - stock issued for
services at $4.00 per share	2,500	2	9,998

November 2001 - stock issued for
debt at $7.20 per share	175,000	175	1,257,659

December 2001 - stock issued for
rounding due to stock split	4

Net (loss) during period				(1,479,963)

Balance at January 31, 2002	246,644	$246	$1,439,394	$(1,777,505)	$(337,864)

April 2002 - Stock issued for services
with reference to recission of
acquisition of subsidiary	250,000	250	174,750

Shares issued for debt conversion	1,163,125	1,163	381,378

October 18, 2002 - stock issued for
rounding due to stock split	14,584	15	1,128

Net (loss) during period				(420,936)

Balance at January 31, 2003	1,674,353	$1,674	$1,996,650	$(2,198,441)	$(200,117)

Net (loss) during period				(32,015)

Balance at April 30, 2003	1,674,353	$1,674	$1,996,650	$(2,230,456)	$(232,132)
Contributed Capital			37132
Net (loss) during period				(32,391)

Balance at July 31, 2003	1,674,353	$1,674	$2,033,782	$(2,262,847)	$(227,391)

The accompanying notes are an integral part of these financial statements.

Page - 5

Anza Innovations, Inc.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2003

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

Page - 6

Item 2. Discussion and Analysis or Plan of Operation.

Our plan of operation is unchanged from our last previous annual report on Form 10-KSB. We have had no revenues during the past two fiscal years. Our expenses for the past two years have consisted of two principal categories: first legal and professional fees; and second, interest expense on borrowed funds.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Changes in Securities. None

Item 3. Defaults on Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders . None

Item 5. Other Information . None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit A: Certification(s) Pursuant to 18 USC Section 1350;

Exhibit 99.1: Section 302

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended July 31, 2003, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated: September 11, 2003

Anza Innovations, Inc.

/s/ Mark Zouvas
Mark Zouvas
sole remaing officer director

Page - 7

Exhibit 31

Page - 8

  CERTIFICATIONS PURSUANT TO SECTION 302

I, Mark Zouvas , certify that:

1. I have reviewed this Quarterly report on Form 10Q-SB of Anza Innovations, Inc. ;

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

Dated: September 11, 2003
/s/ Mark Zouvas
Mark Zouvas
sole remaing officer director

Page - 9

Exhibit 32

Page - 10

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

  CERTIFICATION OF CUSTODIAN

    In connection with the Quarterly Report of Anza Innovations, Inc. , a Nevada corporation (the "Company"), on 10-QSB for the period ended July 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Mark Zouvas , sole remaing officer director of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

    (1) The Report fully complies with the requirements of section 13(a) or 15(d) of  the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material   respects, the financial condition and results of operations of the Company.

Dated: September 11, 2003

/s/Mark Zouvas
Mark Zouvas
sole remaing officer director

Page - 11