Form 10QSB
period 2003-10-31
ANZA INNOVATIONS
filed 2003-12-23
CIK 1076784

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-28767

For the Quarter ended October 31, 2003

Anza Innovations, Inc.

Nevada	88-0403070

(Incorporation)	(IRS Number)

4334 Voltaire, San Diego, CA	92107

(Address of principal executive offices)	(Zip Code)
858.336.8914
Registrant's telephone number, including area code

As of 10/31/03: 1,674,353 Common shares issued and outstanding

Transitional Small Business Disclosure Format (check one): yes [ ]   no [X]

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

       The financial statements, for the three and nine month period ended October 31, 2003, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

 The Remainder of this Page is Intentionally left Blank

Anza Innovations, Inc.
(formerly TriLucent Technologies Corp.)
(A Development Stage Company)
Balance Sheet

	October 31,	January 31,
	2003	2003
(Unaudited)

CURRENT ASSETS

Cash	$0	$35

TOTAL CURRENT ASSETS	0	35

TOTAL ASSETS	$0	$35

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable	$3,481	$35,152
Accounts Payable - Related Party	225,000	165,000

TOTAL CURRENT LIABILITIES	228,481	200,152

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 100,000,000
shares; issued and outstanding, 1,674,353 shares
	1,674	1,674

Additional Paid-In Capital	2,033,587	1,996,650

Accumulated Equity (Deficit)	(2,263,742)	(2,198,441)

Total Stockholders' Equity	(228,481)	(200,117)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$0	$35

The accompanying notes are an integral part of these financial statements.

Anza Innovations, Inc.
(formerly TriLucent Technologies Corp.)
(A Development Stage Company)
Statement of Operations
(Unaudited)

					From
					Inception on
				For the	August 20,1998
				nine	through
	For the three months ended October 31,			months ended October 31,	October 31,
	2003	2002	2003	2002	2003

Revenues	$0	$100	$0	$100	$179,619

General and Administrative	895	75,246	63,923	333,031	2,384,173

Total Expenses	895	75,246	63,923	333,031	2,384,173

Net Loss from Operations	(895)	(75,146)	(63,923)	(332,931)	(2,204,554)

Other Income (Expense)

Interest Expense	0	(24,174)	(1,378)	(38,094)	(60,083)

Total Other Income (Expense)	0	(24,174)	(1,378)	(38,094)	(60,083)

Net Income (Loss)	$(895)	$(99,320)	$(65,301)	$(371,025)	$(2,264,637)

Loss per Share	$(0.00040)	$(0.06)	$(0.04)	$(0.43)	$(3.94)

Weighted Average
Shares Outstanding	1,674,353	1,674,353	1,674,353	861,451	574,053

The accompanying notes are an integral part of these financial statements.

Anza Innovations, Inc.
(formerly TriLucent Technologies Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From
			Inception on
			August 20,1998
	For the nine		through
	months ended October 31,		October 31,
	2003	2002	2003
Cash Flows from Operating Activities

Net Loss	$(895)	$(371,025)	$(2,263,742)
Adjustments to reconcile net loss to
net cash provided by operations:
Shares issued for services		175,000	186,143
Shares issued for debt			382,540
Shares issued for accrued interest			19,156
Notes payable issued for expenses			1,042,443
Depreciation and amortization			70,013
Increase (Decrease) in Accrued Liabilities		173,094	(36,778)
Decrease (Increase) in receivables			(63,790)
Increase (Decrease) in payables	895	22,976	433,433
Increase (Decrease) in advances			32,910

Net Cash (Used) Provided by Operating Activities	0	45	(197,672)

Cash Flows from Investing Activities
Cash acquired from subsidiary			9,070
Cash contributed in distribution			(1,176)
Cash paid for property and equipment			(176,722)

Net Cash (Used) Provided by Investing Activities	0	0	(168,828)

Cash Flows from Financing Activities
Proceeds from notes payable	0	0	75,000
Issued common stock for cash			291,500

Net Cash (Used) Provided by Financing Activities	0	0	366,500

Net increase (decrease) in cash	0	45	0

Beginning Cash	0	0	0

Ending Cash	$0	$45	$0

Supplemental Cash Flow Information
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

Non-cash activities

Shares issued for subsidiary	$0	$0	$960,000
Shares issued for services	$0	$175,000	$186,143
Shares issued for debt conversion	$0	$0	$0
Notes payable issued for expenses	$0	$0	$1,042,443
Shares issued for notes payable and interest	$0	$0	$1,640,374

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

Item 1. Legal Proceedings. None

Item 2. Changes in Securities. None

Item 3. Defaults on Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders. None

Item 5. Other Information. As reported earlier, Kevin A. Polis has become Interim President of the Issuer.  Mr. Polis is acting only in the capacity as a trustee of Issuer in the hopes that a suitable business may be found to revive the Company.

Item 6. Exhibits and Reports on Form 8-K.

       Exhibit A:  Certification(s) Pursuant to 18 USC Section 1350;

       Exhibit 99.1: Section 302

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended October 31, 2003, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated: December 11, 2003

 Anza Innovations, Inc.

/s/Kevin A. Polis

Kevin A. Polis

Interim sole officer director

Exhibit 31

CERTIFICATIONS PURSUANT TO SECTION 302

I, Kevin A. Polis, certify that:

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

Dated: December 11, 2003

/s/Kevin A. Polis

Kevin A. Polis

sole remaing officer director

Exhibit 32

CERITIFICATION PURSUANT TO 18 USC SECTION 1350

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CUSTODIAN

                        In connection with the Quarterly Report of Anza Innovations, Inc., a Nevada corporation (the "Company"), on 10-QSB for the period ended October 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Kevin A. Polis, Interim sole officer director of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

            (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 11, 2003

/s/Kevin A. Polis

Kevin A. Polis

Interim sole officer director