Form 10QSB/A
period 2003-10-31
ANZA INNOVATIONS
filed 2003-12-30
CIK 1076784

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

Anza Innovations, Inc.
(formerly TriLucent Technologies Corp.)
(A Development Stage Company)
Balance Sheet

	October 31,	January 31,
	2003	2003
	(Unaudited)

CURRENT ASSETS

Cash	$0	$35

TOTAL CURRENT ASSETS	0	35

TOTAL ASSETS	$0	$35

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable	$3,481	$35,152
Accounts Payable - Accrued Wages	225,000	165,000

TOTAL CURRENT LIABILITIES	228,481	200,152

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 100,000,000
shares; issued and outstanding, 1,674,353 shares
	1,674	1,674

Additional Paid-In Capital	2,033,782	1,996,650

Accumulated Equity (Deficit)	(2,263,937)	(2,198,441)

Total Stockholders' Equity	(228,481)	(200,117)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$0	$35

The accompanying notes are an integral part of these financial statements.

Anza Innovations, Inc.
(formerly TriLucent Technologies Corp.)
(A Development Stage Company)
Statement of Operations
(Unaudited)

					From
					Inception
				For The	on
				nine	August
	For the three months ended October 31,			months ended October 31,	20,1998 through October 31,
	2003	2002	2003	2002	2003

Revenues	$0	$100	$0	$100	$179,619

General and Administrative	1,090	75,246	64,118	333,031	2,383,473

Total Expenses	1,090	75,246	64,118	333,031	2,383,473

Net Loss from Operations	(1,090)	(75,146)	(64,118)	(332,931)	(2,203,854)

Other Income (Expense)

Interest Expense	0	(24,174)	(1,378)	(38,094)	(60,083)

Total Other Income (Expense)	0	(24,174)	(1,378)	(38,094)	(60,083)

Net Income (Loss)	$(1,090)	$(99,320)	$(65,496)	$(371,025)	$(2,263,937)

Loss per Share	$(0.00040)	$(0.06)	$(0.04)	$(0.43)	$(3.94)

Weighted Average
Shares Outstanding	1,674,353	1,674,353	1,674,353	861,451	574,053

The accompanying notes are an integral part of these financial statements.

Anza Innovations, Inc.
(formerly TriLucent Technologies Corp.)
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

			From
			Inception on
			August 20,1998
	For the nine		through
	months ended October 31,		October 31,
	2003	2002	2003
Cash Flows from Operating Activities

Net Loss	$(65,496)	$(371,025)	$(2,263,742)
Adjustments to reconcile net loss to
net cash provided by operations:
Shares issued for services		175,000	186,143
Shares issued for debt			382,540
Shares issued for accrued interest			19,156
Notes payable issued for expenses			1,042,443
Depreciation and amortization			70,013
Increase (Decrease) in Accrued Liabilities		173,094	(36,778)
Decrease (Increase) in receivables			(63,790)
Increase (Decrease) in payables	65,461	22,976	433,433
Increase (Decrease) in advances			32,910

Net Cash (Used) Provided by Operating Activities	(35)	45	(197,672)

Cash Flows from Investing Activities
Cash acquired from subsidiary			9,070
Cash contributed in distribution			(1,176)
Cash paid for property and equipment			(176,722)

Net Cash (Used) Provided by Investing Activities	0	0	(168,828)

Cash Flows from Financing Activities
Proceeds from notes payable	0	0	75,000
Issued common stock for cash			291,500

Net Cash (Used) Provided by Financing Activities	0	0	366,500

Net increase (decrease) in cash	(35)	45	0

Beginning Cash	35	0	0

Ending Cash	$0	$45	$0

Supplemental Cash Flow Information
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

Non-cash activities

Shares issued for subsidiary	$0	$0	$960,000
Shares issued for services	$0	$175,000	$186,143
Shares issued for debt conversion	$0	$0	$0
Notes payable issued for expenses	$0	$0	$1,042,443
Shares issued for notes payable and interest	$0	$0	$1,640,374

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