Form 10KSB
period 2004-01-31
GAOFENG GOLD CORP
filed 2004-05-14
CIK 1076784

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2004

Commission File Number: 000-28767

Gaofeng Gold Corp.
(Formerly Anza Innovations, Inc.)

Nevada                                                   88-0403070
(Jurisdiction of Incorporation)                                 (I.R.S. Employer Identification No.)

4539 Voltaire Street, San Diego, California                       92107
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:   (858) 336-8914

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

As of 1/31/04: the number of shares outstanding of the Registrant's Common Stock was 10,174,353

[  ] (Indicate by check mark whether if disclosure of delinquent filers (Sec. 229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

Page - 1

Introduction

PART I

Item 1. Description of Business
(a) Historical Information

Item 2. Description of Property

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Common Equity and Stockholder Matters
(a) Description of Securities
(b) Market Information
(c) Holders
(d) Dividends
(e) Sales of Unregistered Common Stock 1999-2001

Item 6. Management's Discussion and Analysis or Plan of Operation
(a) Plan of Operation
(c) Discussion and Analysis of Financial Condition and Results of Operations
(d) Reverse Acquisition Candidate

Item 7. Financial Statements

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management
(a) Changes in Control

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) Financial Statements
(b) Form 8-K Reports
(c) Exhibits

Page - 2

INTRODUCTION

   This Registrant (Reporting Company) has elected to refer to itself, whenever possible, by normal English pronouns, such as "We", "Us" and "Our".

   This Form 10-KSB contains forward-looking statements. Such statements include statements concerning plans, objectives, goals, strategies, future events, results or performances, and underlying assumptions that are not statements of historical fact. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements which reflect our current views, with respect to future events or results and future financial performance. Certain words indicate forward-looking statements, words like “believe", "expect", "anticipate", "intends", "estimates", "forecast", "projects", and similar expressions.
PART I

Item 1. Description of Business.

(a) Historical Information. The origin of this Corporation, Gaofeng Gold Corp., formerly Anza Innovations, Inc. was incorporated in the State of Nevada on August 20, 1998, for the purpose of establishing a computer aided post-production editing service for various media businesses.

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

Page - 3

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

(12) On January 22, 2002, the company filed a preliminary 14C Information Statement in relation to the spin-off or distribute the subsidiary to our shareholders as indicated.

(13) On March 6, 2002, the company filed an 8-K referring to the recent filing of the preliminary 14C Information Statement ("PRE 14C") filed on January 22, 2002, in relation to the following information reported herein. The company elected to not spin-off or distribute the subsidiary to our shareholders as indicated in the PRE 14C, and therefore the Plan of Reorganization did not go into effect.

(14) In April 2002, 250,000 shares were issued for services in connection with rescission of our former subsidiary acquisition.

(15) On November 26, 2002, the company filed a Definitve 14C Information Statement to authorize a reverse split of the corporations common stock, four shares to one share; provided that no shareholder shall be reversed below 100 shares, and no shareholder owning less than 100 shares shall be reversed; and to authorize a corporate name change to Anza Innovations, Inc.

(16) On September 25, 2003, in an effort to focus on acquiring mining projects in the United States and China, the sole Officer and Director of Anza Innovations, Inc., Mark S. Polis, appointed three new directors to the Board of Directors of the Company, and resigned his position as Chief executive Officer and Director of the Company. The new officers and directors of the Company were all experienced in mining operations and had financial and management backgrounds. The new Directors were David G. Stevenson, George D. Hennessey, and James E. Henderson. Mr. Stevenson assumed the responsibilities of Chief Executive Officer, Mr. Henderson assumed the duties of Secretary/Treasurer and Mr. Hennessey became Vice-President.

Page - 4

(17) In October of 2003, the company issued 100,000 shares of common stock to the new Directors of the company in lieu of cash compensation. The 100,000 shares were subsequently canceled on October 20, 2003.

(18) On October 20, 2003, due to conflicts in other unrelated business ventures, Directors David G. Stevenson and George D. Hennessey, resigned their positions on the Board of Directors and as officers of the Company. Mr. Henderson assumed the duties as sole Officer and Director to appoint Kevin A. Polis, Attorney at Law, as Sole Interim Officer and Director/Custodian.

(19) On November 21, 2003, the company issued 1,500,000 shares to Mark S. Polis for $225,000 in back salaries owed to Mr. Polis.

(20) On December 16, 2003, the company formally issued 7,000,000 common shares of stock to ten highly sophisticated investors pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission, at $0.015 per share.

Gaofeng Gold Corp.

Share reconciliation for year ending January 31, 2004

DATE            EVENT                     BALANCE

01/31/03               Balance at year end           1,674,353

10/15/03               Issued 100,000 shares to Directors   1,774,353

10/20/03               Cancel 100,000 shares to Directors   1,674,353

11/21/03               Issue 1,500,000 S-8 shares       3,174,353

12/16/03               Issue 7,000,000 506 Regulation D   10,174,353

01/31/04               Year End Balance           10,174,353

(b) Our Business. The original business of the Company involved the application of its proprietary technologies to the exploration of oil and gas deposits in North America. Initially, the Company planned on raising working capital to cover overhead expenses and further development of its technologies. Unfortunately, due to adverse circumstances in the public equity markets, the Company was unable to secure a substantive capital raise in order to fund its operations. Due to this fact and the fact that management still feels that the Company's technologies will ultimately be successful in the exploration of oil and gas. This being done, Gaofeng Gold Corp. intends to restructure its capitalization and begin to seek a qualified, acquisition target. During the past twelve months, no further acquisition action had been taken, and many not be taken during the next twelve months.

Page - 5

(c) More Recent Events. None.

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

(i) Employees. We have one remaining officer as of January 31, 2004 and no employees.

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

Page - 6

PART II

Item 5. Market for Common Equity and Stockholder Matters.

(a) Description of Securities. We are authorized to issue 200,000,000 shares of a single class of Common Voting Stock, of par value $0.001. There were 10,174,353 shares issued and outstanding on January 31, 2004. There are no preferred shares Issued and Outstanding.

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

(b) Market Information. Our Company, has one class of securities, Common Voting Equity Shares (“Common Stock”). The Company's Common Stock is quoted in the over-the-counter market, on the Bulletin Board (“OTCBB”). To the best of our knowledge there has been inconsistent trading in our common shares. We face a sporadic and potentially volatile trading market. Quotations for, and transactions in, the Securities are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A sporadic market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short.

Quarter ending	our quarter	high bid	low bid	volume

April 02	1st	.90	.13	32,000
July 02	2nd	.40	.12	28,000
Oct 02	3rd	.57	.05	21,000
Jan 03	4th	.56	.05	30,000
April 03	1st	.0375	.0375	0
July 03	2nd	.0375	.0375	0
Oct 03	3rd	.0375	.0375	0
Jan 04	4th	.08	.08	0

Page - 7

The market value of non-affiliate shares is calculated as follows:

Total I & O	10,174,353
Affiliate	(0)

non-affiliate	10,174,353	$0.017 Ave. Price per share	$170,000

(c) Holders. Management calculates that the approximate number of shareholders of Record of the Company's Common Stock, as of January 31, 2004 was approximately 56 and the number of Beneficial Owners to be approximately 1200.

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

(e) Sales of Unregistered Common Stock - Fiscal year ended January 2004.

1.7,000,000 new investment shares of common stock were issued to the accredited investors, pursuant to section 4(2) of the 1933 Act, around December 16, 2003.

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

Page - 8

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

Item 6. Management's Discussion and Analysis or Plan of Operation.

(a) Plan of Operation.

1. Historical. During 2003, GFGG had been attempting to secure financing through the placement of equity to private and institutional sources, but due to the rapid deterioration of the junior capital markets and, in particular, the technology sectors, securing financing was minimal.

2. Material More Recent Events. Due to the difficulty is raising capital for launching the technologies of Gaofeng Gold Corp., it was decided upon by the board of directors to search for a new sophisticated Board of Directors in an effort to revive the company into a viable operating entity. We had no business or business plan as of January 31, 2003.

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

(b) Cash Requirements and of Need for additional funds, twelve months. Under our current status we have minimal cash requirements for the next twelve months, for the reason that we anticipate some activity during that period, other than compliance with our reporting requirements and finding a profitable business combination. Our required management, legal and professional service requirements during the upcoming twelve month period is believed to be capable of being secured for deferred payment or payment in new investment shares of common stock. There is a significant exception to the previous statement. Our Auditor cannot lawfully or properly be compensated otherwise than by payment for services in cash as billed by such independent auditor. This significant cash requirement is foreseen to be not less than $5,000.00 or more than $10,000.00 during the next twelve months. It may be necessary for us to obtain this minimal funding by borrowing, possibly with a guaranty from our officers, directors or principal shareholder. There is no assurance possible that even these minimal requirements for cash can be met. The failure to maintain current auditing of the corporate affairs would result in the failure of to meet our intentions to file periodic reports, voluntarily or otherwise, at the close of our next fiscal year, January 31, 2005. The expenses of our audit, legal and professional requirements, may be advanced by its management and principal shareholder. No significant cash or funds are required for Management to evaluate possible transactions.

Page - 9

“The Company is a development stage company as defined in Financial Accounting Standards Board Statement No.7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.” We have no present business or business plan other than to seek a profitable business combination, most likely in a reverse acquisition or similar transaction. Accordingly, our plan is to seek one or more profitable business combinations or acquisitions to secure profitability for shareholders. We will eventually concentrate on selecting a business combination candidate. No current fund raising programs are being conducted or contemplated before merger, acquisition or combination is announced, and then any such capital formation would be offered to investors based upon the assets and businesses to be acquired, and not in our present condition, without businesses, revenues, or income producing assets.

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

(c) Discussion and Analysis of Financial Condition and Results of Operations.

(1) Operations and Results for the past two fiscal years.

Operations	For the year ended January 31 2004	For the year ended January 31 2003	Cumulative Total Since Inception
Selected Information
Revenues:	$0	$0	$179,619
Total Revenues	0	0	179,619

General and Administrative	68,368	381,437	2,387,773
Total Expenses	68,368	381,437	2,387,773

Net (Loss)	(68,368)	(381,437)	(2,208,154)

Net Loss per share	-	(0.10)	(1.25)
Weighted average shares outstanding	15,197,412	4,267,488	1,089,006

Page - 10

(2) Financial Condition for the past two fiscal years.

Balance Sheet: Selected Information	January 31 2004	January 31 2003

Cash and Equivalents	$99,019	$35
Accounts Receivable	0	0
Current Assets	$99,019	$35

Total Assets	$99,019	$35

Accounts Payable	$1,750	$35,152
Total Liabilities	$1,750	$200,152

Common Stock	40,697	6,697
Paid-in Capital	2,324,759	1,991,627
Accumulated Deficit	(2,268,187)	(2,198,441)
Total Equity	97,269	(200,117)

Total Liabilities and Equity	$99,019	$35

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

Page - 11

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

Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended January 31, 2004 be included and filed with the Securities and Exchange Commission.

Please see Exhibit FK-04 for our Audited Financial Statements for the years ended January 31, 2004 and 2003. Our Balance Sheet and Statement of Operations have been substantially reproduced in the preceding Item 6 and discussed therein.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On February 9th, 2004, the Board of Directors resolved substantially as follows:

1. The previous auditors Chisholm & Associates is now relieved and discharged prospectively, as a our corporate auditors. Our reports on the financial statements for either of the past two years contained no adverse opinion or disclaimer of opinion, nor were modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years and later interim period through the termination of the client-auditor relationship, there were no disagreements of the type described under Item 304(a)(1)(iv)(A) of Regulation S-B. Chisholm & Associates has reviewed the disclosure required by Item 304(a) before it was filed with the Commission and has had the opportunity to furnish Registrant with a letter addressed to the Commission containing any new information, clarification of the Registrant's expression of its views, or the respects in which it does not agree with the statements made by the Registrant in response to Item 304(a).

Page - 12

2. The Registrant engaged Chisholm, Bierwolf & Nilson, LLC as its independent accountants for the fiscal year ending December 31, 2003. During the most recent fiscal year and any subsequent interim period prior to engaging Chisholm, Bierwolf & Nilson, the Company did not consult with Chisholm, Bierwolf & Nilson regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements; or (ii) any matter that was either the subject matter of a disagreement, as defined in 304(a)(1)(iv) of Regulation S-K and related instructions, or a reportable event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-K. Chisholm, Bierwolf & Nilson has reviewed the disclosure required by Item 304(a) before it was filed with the Commission and has had the opportunity to furnish Registrant with a letter addressed to the Commission containing any new information, clarification of the Registrant's expression of its views, or the respects in which it does not agree with the statements made by the Registrant in response to Item 304(a). Please see Exhibit 16.1 for the Auditor's Letter.

The Remainder of this Page is Intentionally left Blank

Page - 13

PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a) Current Disclosure.

Kevin A. Polis, Esq., age 32, is our Sole Officer and Director/Custodian. Mr. Polis has a J.D. from the Thomas Jefferson School of Law. Mr. Polis has been involved in business transactions over the past four years. Mr. Polis is currently serving a Sole Officer and Director for custodian purposes only.
(b) Material More Recent Events.

None.

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

				Long Term Compensation
	Annual Compensation			Awards		Payouts
a Name and Principal Position	b Year	c Salary ($)	d Bonus ($)	e Other Annual Compen-sation ($)	f Restricted Stock Awards ($)	g Securi-ties Under- lying Options SARs (#)	h LTIP Payouts ($)	i All Other Compen-sation ($)
Kevin A. Polis,	2003	$25,000	0	0	0	0	0	0
President	2002	0	0	0	0	0	0	0
	2001	0	0	0	0	0	0	0

Page - 14

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Table A/B
Common Stock
Officers and Directors and Owners of 5% or more

Name and Address of Beneficial Owner	Ownership	Percent

Kevin A. Polis, Sole Officer and Director	0	0%

All Officers and Directors as a Group	0	0

Total Shares Issued and Outstanding: for reference only	10,174,353	100%

(a) Changes in Control. None.

(b) More recent events. On or about February 9, 2004, the company changed its name to Gaofeng Gold Corp. and affected a forward stock split of 1 for 4 of the issued and outstanding common stock of the company.

Item 12. Certain Relationships and Related Transactions.

None.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statements. FK-04 Audited Financial Statements for the years ended January 31, 2004, 2003 and from inception.

(b) Form 8-K Reports. We filed a Current Report on Form 8-K on February 18, 2004 to announce the change in our auditors.

(c) Exhibits.

       Exhibit
Number        Description of Exhibit

FK-04   Audited Financial Statements for the years ended January 31, 2004, 2003 and from inception.*

*Filed herewith

Page - 15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.
Gaofeng Gold, Corp.
Dated: April 30, 2004
By

/s/Kevin A. Polis
_______________________________
Kevin A. Polis
Sole Officer and Director

Page - 16

EXHIBIT 31

Page - 17

CERTIFICATIONS PURSUANT TO SECTION 302

I, Kevin A. Polis, certify that:

1. I have reviewed this Annual report on Form 10Q-SB of Gaofeng Gold Corporation

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

Dated: May 13, 2004
/s/Kevin A. Polis
Kevin A. Polis
sole remaing officer director

Page - 18

EXHIBIT 32

Page - 19

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CUSTODIAN

In connection with the Annual Report of Gaofeng Gold Corporation, a Nevada corporation (the "Company"), on 10-QSB for the period ended  January 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Kevin A. Polis, Interim sole officer director of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 13, 2004

/s/Kevin A. Polis
Kevin A. Polis
Interim sole officer director

Page - 20

GAOFENG GOLD CORP
(Formerly ANZA INNOVATIONS, INC.)
(A Development Stage Company)

FINANCIAL STATEMENTS

January 31, 2004 and 2003

Page - 21

C O N T E N T S

Independent Auditors’ Report

Balance Sheets

Statements of Operations

Statement of Stockholders’ Equity

Statements of Cash Flows

Notes to the Financial Statements

Page - 22

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Gaofeng Gold Corp.
(formerly Anza Innovations, Inc.)

We have audited the accompanying balance sheets of Gaofeng Gold Corp. (a development stage company) as of January 31, 2004 and 2003 and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and from inception on August 20, 1998 through January 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gaofeng Gold Corp. (a development stage company) as of January 31, 2004 and 2003 and the results of its operations and cash flows for the years then ended, and from inception on August 20, 1998 through January 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Chisholm, Bierwolf & Nilson
Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
May 4, 2004

Page - 23

Gaofeng Gold Corp.
(formerly Anza Innovations, Inc.)
(A Development Stage Company)
Balance Sheet

	January 31,
	2004	2003

CURRENT ASSETS
Cash	$99,019	$35

TOTAL CURRENT ASSETS	99,019	35

TOTAL ASSETS	$99,019	$35

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable	$1,750	$35,152
Accrued Wages	0	165,000

TOTAL CURRENT LIABILITIES	1,750	200,152

STOCKHOLDERS' EQUITY

Common Stock, $.001 Par Value; Authorized 100,000,000
Shares; Issued and Outstanding, 40,697,412 and 6,697,412
shares, respectively	40,697	6,697
Additional paid-in capital	2,324,759	1,991,627
Accumulated deficit during the development stage	(2,268,187)	(2,198,441)

Total Stockholders' Equity	97,269	(200,117)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$99,019	$35

The accompanying notes are an integral part of these financial statements.

Page - 24

Gaofeng Gold Corp.
(formerly Anza Innovations, Inc.)
(A Development Stage Company)
Statement of Operations

			From
			Inception on
			August 20,1998
	For the Years Ended		through
	January 31,		January 31,
	2004	2003	2004

Revenues	$-	$-	$179,619

General and Administrative	68,368	381,437	2,387,773

Total Expenses	68,368	381,437	2,387,773

Net Loss from Operations	(68,368)	(381,437)	(2,208,154)

Other Income (Expense)

Interest Expense	(1,378)	(39,499)	(60,033)

Total Other Income (Expense)	(1,378)	(39,499)	(60,033)

Net Income (Loss)	$(69,746)	$(420,936)	$(2,268,187)

Loss per Share	$-	$0.10	$(1.25)

Weighted Average
Shares Outstanding	15,197,412	4,267,488	1,809,006

The accompanying notes are an integral part of these financial statements.

Page - 25

Gaofeng Gold Corp.
(formerly Anza Innovations, Inc.)
(A Development Stage Company)
Statement of Stockholders' Equity

				Accumulated
				Deficit
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage

Balances at August 20, 1998	-	$-	$-	$-

August 1998 - common stock issued
for organizational costs at $6,042	1,208,440	1,208	4,834	-

January 1999 - common stock issued
for cash at $1.25 per share	212,400	212	265,288	-

Net (loss) for the year ended July 31, 1999				(96,550)

Balance at July 31, 1999	1,420,840	1,421	270,121	(96,550)

April 2000 - common stock issued
for cash at $0.63 per share	41,600	42	25,958	-

Net (loss) for the year ended July 31, 2000				(91,992)

Balance at July 31, 2000	1,462,440	1,462	296,080	(188,542)

September 2000 - cancellation of shares	(480,000)	(480)	480

September 2000 - Distribution to
shareholders in spin-off	-	-	-	(95,530)

Net (loss) for the period ended January 31, 2001				(13,470)

Balance at January 31, 2001	982,440	982	296,560	(297,542)

February 2001 - cancellation of shares	(705,880)	(706)	(125,030)	-

October 2001 - stock issued for
services at $1.00 per share	10,000	10	9,990	-

November 2001 - stock issued for
debt at $1.80 per share	700,000	700	1,257,134	-

December 2001 - stock issued for
rounding due to stock split	16	-	-	-

Net (loss) for the year ended January 31, 2002				(1,479,963)

Balance at January 31, 2002	986,576	$987	$1,438,654	$(1,777,505)

April 2002 - Stock issued for services
with reference to recission of
acquisition of subsidiary	1,000,000	1,000	174,000	-

Shares issued for debt conversion	4,652,500	4,653	377,888	-

October 18, 2002 - stock issued for
rounding due to stock split	58,336	58	1,085	-

Net (loss) for the year ended January 31, 2003				(420,936)

Balance at January 31, 2003	6,697,412	$6,697	$1,991,627	$(2,198,441)

May 2003 - Capital contributed by shareholder	-	-	37,132	-
November 2003 - Shares issued for wages at $0.04 per share	6,000,000	6,000	219,000	-
December 2003 - Shares issued for cash at $0.01 per share	28,000,000	28,000	77,000	-
Net (loss) for the year ended January 31, 2004	-	-	-	(69,746)

Balance at January 31, 2004	40,697,412	$40,697	$2,324,759	$(2,268,187)

The accompanying notes are an integral part of these financial statements.

Page - 26

Gaofeng Gold Corp.
(formerly Anza Innovations, Inc.)
(A Development Stage Company)
Statement of Cash Flows
			From
			Inception on
			August 20,1998
	For the Years Ended		through
	January 31,		January 31,
	2004	2003	2004
Cash Flows from Operating Activities

Net Loss	$(69,746)	$(420,936)	$(2,268,187)
Adjustments to reconcile net loss to
net cash provided by operations:
Shares issued for services	60,000	176,143	246,143
Shares issued for accrued wages	165,000	-	165,000
Shares issued for debt	-	382,540	382,540
Shares issued for accrued interest	-	-	19,156
Notes payable issued for expenses	-	-	1,042,443
Depreciation and amortization	-	-	70,013
Increase (Decrease) in accrued liabilities	(165,000)	(172,864)	(201,778)
Decrease (Increase) in receivables	-	-	(63,790)
Increase (Decrease) in payables	3,730	35,152	371,897
Increase (Decrease) in advances	-	-	32,910

Net Cash (Used) Provided by Operating Activities	(6,016)	35	(203,653)

Cash Flows from Investing Activities
Cash acquired from subsidiary	-	-	9,070
Cash contributed in distribution	-	-	(1,176)
Cash paid for property and equipment	-	-	(176,722)

Net Cash (Used) Provided by Investing Activities	-	-	(168,828)

Cash Flows from Financing Activities
Proceeds from notes payable	-	-	75,000
Issued common stock for cash	105,000	-	396,500

Net Cash (Used) Provided by Financing Activities	105,000	-	471,500

Net increase (decrease) in cash	98,984	35	99,019

Beginning Cash	35	-	-

Ending Cash	$99,019	$35	$99,019

Supplemental Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash activities

Shares issued for subsidiary	$-	$-	$960,000
Shares issued for services	$60,000	$176,143	$246,143
Shares issued for debt conversion	$-	$-	$-
Notes payable issued for expenses	$-	$-	$1,042,443
Shares issued for notes payable and interest	$-	$-	$1,640,374
Shares issued for accrued wages	$165,000	$-	$165,000
Forgiveness of accounts payable by shareholder	$37,132	$-	$37,132

The accompanying notes are an integral part of these financial statements.

Page - 27

GAOFENG GOLD CORP.
(Formerly Anza Innovations, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2004 and 2003

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

Gaofeng Gold Corp., (formerly Anza Innovations, Inc.) (the Company) was incorporated on August 20, 1998 under the laws of the State of Nevada. The Company is currently engaged in the development of a computer-aided editing service.

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

			From Inception
			August 20, 1998
	For the Years Ended		through
	January 31,		January 31
	2004	2003	2004
Income (loss) numerator	$(69,746)	$(420,936)	$(2,268,187)
Shares (denominator)	15,197,412	4,267,488	1,809,006

Per share amount	$-	$(0.10)	$(1.25)

Page - 28

GAOFENG GOLD CORP.
(Formerly Anza Innovations, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2004 and 2003

NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e. Fiscal Year End

The Company has elected a January 31 fiscal year end.

f. Provision for Income Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $2,268,187 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2019. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax assets and the valuation account is as follows at January 31, 2004 and 2003:

	January 31,
	2004	2003
Deferred tax asset:
NOL carryforward	$770,755	$747,470
Valuation allowance	(770,755)	(747,470)

Total	$-	$-

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

Page - 29

GAOFENG GOLD CORP.
(Formerly Anza Innovations, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2004 and 2003

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

NOTE 6 -   STOCK SPLIT

In October 2002, the Company completed a reverse stock split of 4-for-1. The financial statements have been retroactively restated for the stock split.

In April 2001 and November 2001, the Company completed a forward stock split of 2-for-1 and a reverse split of 1-for-100, respectively. The financial statements have been retroactively restated for the stock splits.

In September 2000, the Company completed a forward stock split of 10-for-1. The financial statements have been retroactively restated for the stock split.

NOTE 7 -    RELATED PARTY TRANSACTIONS

During the year ended January 31, 2004, the Company issued 6,000,000 shares of common stock to an officer in settlement of accrued wages of $225,000.

During the year ended January 31, 2004, a shareholder of the Company forgave an accounts payable of $37,132.

Page - 30

GAOFENG GOLD CORP.
(Formerly Anza Innovations, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2004 and 2003

NOTE 8 -    SUBSEQUENT EVENT

During February 2004, the Company changed its name to Gaofeng Gold Corp., and approved a 4 for 1 forward stock split. These financial statements have been retroactively restated for the forward stock split.

Page - 31