Form 10QSB
period 2004-04-30
GAOFENG GOLD CORP
filed 2004-06-22
CIK 1076784

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-28767

For the Quarter ended April 30, 2004

Gaofeng Gold, Corp.
(formerly Anza Innovations, Inc.)

Nevada                 88-0403070
(Incorporation)           (IRS Number)

227 Oakmont Drive, Rancho Mirage, CA                        92270
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:   760.831.0715

As of 4/30/04: 40,697,412 Common shares issued and outstanding

Transitional Small Business Disclosure Format (check one): yes [ ] no [X]

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the three month period ended April 30, 2004, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

Page - 1

Gaofeng Gold Corp.
(formerly Anza Innovations, Inc.)
(A Development Stage Company)
Balance Sheet

	April 30,	January 31,
ASSETS	2004	2003

	(unaudited)

CURRENT ASSETS

Cash	$99,019	$99,019

TOTAL CURRENT ASSETS	99,019	99,019

TOTAL ASSETS	$99,019	$99,019

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable	$4,945	$1,750
Accrued Wages	5,000	0

TOTAL CURRENT LIABILITIES	9,945	1,750

STOCKHOLDERS' EQUITY

Common Stock, $.001 Par Value; Authorized 100,000,000
Shares; Issued and Outstanding, 40,697,412 Shares	40,697	40,697
Additional paid-in capital	2,324,759	2,324,759
Accumulated deficit during the development stage	(2,276,382)	(2,268,187)

Total Stockholders' Equity	89,074	97,269

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$99,019	$99,019

The accompanying notes are an integral part of these financial statements.

Page - 2

Gaofeng Gold Corp.
(formerly Anza Innovations, Inc.)
(A Development Stage Company)
Statement of Operations
(Unaudited)

			From
			Inception on
			August 20,1998
	For the Three Months Ended		through
	April 30,		April 30,
	2004	2003	2004

Revenues	$-	$-	$179,619

General and Administrative	8,195	30,637	2,395,968

Total Expenses	8,195	30,637	2,395,968

Net Loss from Operations	(8,195)	(30,637)	(2,216,349)

Other Income (Expense)

Interest Expense	-	(1,378)	(60,033)

Total Other Income (Expense)	-	(1,378)	(60,033)

Net Income (Loss)	$(8,195)	$(32,015)	$(2,276,382)

Loss per Share	$-	$-	$(0.42)

Weighted Average
Shares Outstanding	40,697,412	6,697,412	5,432,910

The accompanying notes are an integral part of these financial statements.

Page - 3

Gaofeng Gold Corp.
(formerly Anza Innovations, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From
			Inception on
			August 20,1998
	For the Three Months Ended		through
	April 30,		April, 30,
	2004	2003	2004

Cash Flows from Operating Activities

Net Loss	$(8,195)	$(32,015)	$(2,276,382)
Adjustments to reconcile net loss to
net cash provided by operations:
Shares issued for services			246,143
Shares issued for accrued wages			165,000
Shares issued for debt			382,540
Shares issued for accrued interest			19,156
Notes payable issued for expenses			1,042,443
Depreciation and amortization			70,013
Increase (Decrease) in accrued liabilities	5,000		(196,778)
Decrease (Increase) in receivables			(63,790)
Increase (Decrease) in payables	3,195	31,980	375,092
Increase (Decrease) in advances		-	32,910

Net Cash (Used) Provided by Operating Activities	-	(35)	(203,653)

Cash Flows from Investing Activities
Cash acquired from subsidiary	-		9,070
Cash contributed in distribution	-	-	(1,176)
Cash paid for property and equipment	-	-	(176,722)

Net Cash (Used) Provided by Investing Activities	-	-	(168,828)

Cash Flows from Financing Activities
Proceeds from notes payable	-	-	75,000
Issued common stock for cash		-	396,500

Net Cash (Used) Provided by Financing Activities	-	-	471,500

Net increase (decrease) in cash	-	(35)	99,019

Beginning Cash	99,019	35	-

Ending Cash	$99,019	$-	$99,019

Supplemental Cash Flow Information
Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

Non-cash activities

Shares issued for subsidiary	$-	$-	$960,000

Shares issued for services	$-	$-	$246,143

Shares issued for debt conversion	$-	$-	$-

Notes payable issued for expenses	$-	$-	$1,042,443

Shares issued for notes payable and interest	$-	$-	$1,640,374

Shares issued for accrued wages	$-	$-	$165,000

Forgiveness of accounts payable by shareholder	$-	$-	$37,132

The accompanying notes are an integral part of these financial statements.

Page - 4

Gaofeng Gold Corp.
(formerly Anza Innovations, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2004

NOTES TO FINANCIAL STATEMENTS.

    Gaofeng Gold Corp. ("the Company") has elected to omit substantially all footnotes to the financial statements for the three months ended April 30, 2004, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended January 31, 2004.

UNADITED INFORMATION

    The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in teh opinion of management, necessary to properly reflect the results of the period presented. The information presented is not necessarily indicitive of the results from operations expected for the full fiscal year.

Page - 5

Item 2. Discussion and Analysis or Plan of Operation.

Our plan of operation is unchanged from our last previous annual report on Form 10-KSB. Our expenses for the past two years have consisted of two principal categories: first legal and professional fees; and second, interest expense on borrowed funds. However, despite the freeze in corporate activity, our stockholders equity remains unchanged as reported on our annual report on Form 10-KSB for the year end January 31, 2004.

Our strategic intention is to seek one or more profitable business combinations or acquisitions to secure profitability for shareholders. We have no expectation at this time when and if such a combination might take place. We are not presently engaged in any search. We have not established any criteria for any such combination at the present time.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Changes in Securities. None

Item 3. Defaults on Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders. None

Item 5. Other Information. As reported in 10-KSB

Item 6. Exhibits and Reports on Form 8-K.
filed: February 18, 2004
filed: April 26, 2004

Page - 6

Exhibit A: Certification(s) Pursuant to 18 USC Section 1350;

Exhibit 99.1: Section 302

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended October 31, 2003, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated: June 15, 2004

Gaofeng Gold, Corp.

/s/Frank C. Mashburn
Frank C. Mashburn
President/ director

Page - 7

Exhibit 31

Page - 8

   CERTIFICATIONS PURSUANT TO SECTION 302
   I, Frank C. Mashburn, certify that:

1. I have reviewed this Quarterly report on Form 10Q-SB of Gaofeng Gold, Corp.;

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

Dated: June 15, 2004
/s/Frank C, Mashburn
Frank C. Mashburn
President/ director

Page - 9

Exhibit 32

Page - 10

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CUSTODIAN

       In connection with the Quarterly Report of Gaofeng Gold, Corp., a Nevada corporation (the "Company"), on 10-QSB for the period ended October 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Frank C. Mashburn, President/ director of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 15, 2004

/s/Frank C. Mashburn
/s/Frank C. Mashburn
Frank C. Mashburn
President/ director
Reformat

Page - 11