Form 10QSB
period 2004-07-31
GAOFENG GOLD CORP
filed 2004-09-13
CIK 1076784

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-28767

For the Quarter ended July 31, 2004

Gaofeng Gold, Corp.
(formerly Anza Innovations, Inc.)

Nevada                 88-0403070
(Incorporation)           (IRS Number)

27 Oakmont Drive, Rancho Mirage, CA                        92270
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:   760.831.0715

As of 9/10/04: 62,046,118 Common shares issued and outstanding

Transitional Small Business Disclosure Format (check one): yes [ ] no [X]

Page - 1

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION14
ITEM 3: CONTROLS AND PROCEDURES17

PART II - OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
ITEM 2: CHANGES IN SECURITIES AND USES OF PROCEEDS
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5: OTHER INFORMATION
ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE PAGE

Page - 2

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

Page - 3

Gaofeng Gold Corp.
(formerly Anza Innovations, Inc.)
(A Development Stage Company)
Balance Sheet

	July 31,	January 31,
ASSETS	2004	2004
	(unaudited)

CURRENT ASSETS

Cash	$12,409	$99,019

TOTAL CURRENT ASSETS	12,409	99,019

PROPERTY & EQUIPMENT, NET	454,988	-

TOTAL ASSETS	$467,397	$99,019

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable	$1,818	$1,750
Accrued Interest	83	-
Accrued Directors' Fees	30,000	-

TOTAL CURRENT LIABILITIES	31,901	1,750

LONG - TERM LIABILITIES

Notes Payable	25,000	-

STOCKHOLDERS' EQUITY

Preferred Stock, $.001 Par Value; Authorized 10,000,000
Shares; Issued and Outstanding, 400,000 Shares	400	-
Common Stock, $.001 Par Value; Authorized 100,000,000
Shares; Issued and Outstanding, 62,046,118 Shares	62,046	61,046
Additional paid-in capital	3,153,010	2,304,410
Accumulated deficit during the development stage	(2,804,960)	(2,268,187)

Total Stockholders' Equity	410,496	97,269

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$467,397	$99,019

The accompanying notes are an integral part of these financial statements.

Page - 4

Gaofeng Gold Corp.
(formerly Anza Innovations, Inc.)
(A Development Stage Company)
Statement of Operatioins
(Unaudited)

					From
					Inception on
					August 20,1998
	For the Three Months Ended		For the Six Months Ended		through
	July 31,		July 31,		July 31,
	2004	2003	2004	2003	2004

Revenues	$-	$-	$-	$-	$179,619

Amortization	500,000	-	500,000	-	500,000
General and Administrative	28,495	32,391	36,690	63,028	2,424,463

Total Expenses	528,495	32,391	536,690	63,028	2,924,463

Net Loss from Operations	(528,495)	(32,391)	(536,690)	(63,028)	(2,744,844)

Other Income (Expense)

Interest Expense	(83)	-	(83)	(1,378)	(60,116)

Total Other Income (Expense)	(83)	-	(83)	(1,378)	(60,116)

Net Income (Loss)	$(528,578)	$(32,391)	$(536,773)	$(64,406)	$(2,804,960)

Loss per Share	$(0.01)	$(0.01)	$(0.01)	$(0.03)	$(0.27)

Weighted Average
Shares Outstanding	61,712,785	2,511,530	61,379,451	2,511,530	10,417,091

The accompanying notes are an integral part of these financial statements.

Page - 5

Gaofeng Gold Corp.
(formerly Anza Innovations, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From
			Inception on
			August 20,1998
	For the Six Months Ended		through
	July 31,		July 31,
	2004	2003	2004
Cash Flows from Operating Activities

Net Loss	$(536,773)	$(64,406)	$(2,804,960)
Adjustments to reconcile net loss to
net cash provided by operations:
Shares issued for services			246,143
Shares issued for accrued wages			165,000
Shares issued for debt			382,540
Shares issued for accrued interest			19,156
Notes payable issued for expenses			1,042,443
Depreciation and amortization	500,000		570,013
Increase (Decrease) in accrued liabilities	30,083		(171,695)
Decrease (Increase) in receivables			(63,790)
Increase (Decrease) in payables	68	64,371	371,965
Increase (Decrease) in advances		-	32,910

Net Cash (Used) Provided by Operating Activities	(6,622)	(35)	(210,275)

Cash Flows from Investing Activities
Cash paid for mining licensing agreement	(104,988)	-	(104,988)
Cash acquired from subsidiary	-	-	9,070
Cash contributed in distribution	-	-	(1,176)
Cash paid for property and equipment	-	-	(176,722)

Net Cash (Used) Provided by Investing Activities	(104,988)	-	(273,816)

Cash Flows from Financing Activities
Proceeds from notes payable	25,000	-	100,000
Issued common stock for cash		-	396,500

Net Cash (Used) Provided by Financing Activities	25,000	-	496,500

Net increase (decrease) in cash	(86,610)	(35)	12,409

Beginning Cash	99,019	35	-

Ending Cash	$12,409	$-	$12,409

Supplemental Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash activities

Shares issued for subsidiary	$-	$-	$960,000
Shares issued for services	$-	$-	$246,143
Shares issued for debt conversion	$-	$-	$-
Notes payable issued for expenses	$-	$-	$1,042,443
Shares issued for notes payable and interest	$-	$-	$1,640,374
Shares issued for accrued wages	$-	$-	$165,000
Forgiveness of accounts payable by shareholder	$-	$-	$37,132

The accompanying notes are an integral part of these financial statements.

Page - 6

Gaofeng Gold Corp.
(Formerly Anza Innovations, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2004

NOTES TO FINANCIAL STATEMENTS

Gaofeng Gold Corp. ("the Company") has elected to omit substantially all footnotes to the financial statements for the six months ended July 31, 2004, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended January 31, 2004.

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

MINING LICENSING AGREEMENT

During June 2004, the Board of Directors approved a mining licensing agreement for the Gao Feng Gold Mine. The Company paid cash of $104,988, issued 1,000,000 shares of common stock valued at $450,000 and issued 400,000 shares of preferred stock valued at $400,000 for the licensing agreement. Since the Company did not have a reserve study completed for the Gao Feng Gold Mine, the cost of the licensing agreement has been reduced by $500,000. The capitalized cost of the licensing agreement at July 31, 2004 is $454,988.

COMMON STOCK

During June 2004, the Board of Directors authorized a 1.5 for 1 forward split. The outstanding shares have been retroactively restated for the the forward split.

During June 2004, the Company issued 1,000,000 shares of common stock valued at $450,000 for a mining licensing agreement.

Page - 7

Gaofeng Gold Corp.
(Formerly Anza Innovations, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2004

PREFERRED STOCK

During June 2004, the Board of Directors authorized to issue up to 10,000,000 shares of Class A Convertible Preferred Stock with a par value of $.001 per share. Each share of preferred stock is convertible into six shares of common stock.

During June 2004, the Company issued 400,000 shares of preferred stock valued at $400,000 for a mining licensing agreement.

NOTES PAYABLE

During the six months ended July 31, 2004, the Company entered into a loan agreement for $25,000 which bears interest at 4% with a balloon payment of the principal balance due at the maturity date of February 7, 2019.

Page - 8

Page - 9

Item 2. Discussion and Analysis or Plan of Operation.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Business Strategy
On June 2, 2004, the Board of Directors for Gaofeng Gold, Corp. held a meeting of its Board of Directors. Frank C. Mashburn was purposely not present for this meeting. The purpose of this meeting was to approve or not approve a Mining Licensing Agreement of which Mr. Mashburn has an interest in. Therefore, a disinterested Board was necessary. The Board approved the License Agreement and the entry of the Company into the mining and exploration business.

the Business provided by this License Agreement includes all right, title and interest in and to GaoFeng Holding Co. Limited and all its outstanding shares, a Hong Kong Company owned and controlled by Frank Mashburn, which Company owns a 90% interest in and to Jiu Gao Feng Mining Industries Company Limited, a Foreign Owned Chinese Company which owns a license interest in and to the property described as the GaoFeng Property. The terms of the License Agreement provide that the Company pay to the Licensor cash of $104,988, 1,000,000 common shares and 400,000 convertible preferred shares having a six to one conversion ratio and a $.001 par value.

The details of the property are as follows and which information is believed to be accurate, however all details are based upon existing reports provided to Mashburn by the previous owners and the mining authorities and which have not been independently verified and only translated. All of the documents from which the information has been gathered have been provided to the Licensee and the Licensee has obtained its own translations of the materials:

The property is located in Jiangxi Province which is one of the biggest provinces in China with rich resources and big production of gold, copper and wolfram (tungsten). Ruichang County, where some big and medium gold mines are located, has the richest gold deposits in this province. The major gold mines include Yanjinshan Gold Mine, Gao Feng Gold Mine, Gangnan Gold Mine, Wujia Gold Mine, Baiyangyin Gold Mine, Dengjiashan Gold Mine and Zhulintang Gold Mine. The gold deposits discovered from the geological survey are about 60 tons in the county, and the annual production of gold is about 2 tons. In addition, this county also has very rich copper deposits, such as the famous Wushan Copper Mine, one of the biggest in the province.

Location and Access
Gao Feng Gold Mine, 13 km southwest of the centre town of Ruichang County of Jiangxi Province of China, easily accessible from town of Ruichang and the nearby city of Jiujiang by highway. It is about 13km away from Yangjishan Gold Mine, and 14km away from Wushan Copper Mine, Baiyangyin Gold Mine and Wujia Gold Mine.

Page - 10

Description and Ownership
As one of the biggest gold mines in Ruichang County, Gao Feng Gold Mine was previously owned by Jiujiang Gao Feng Mineral Industry Inc. Limited. Six orebodies with total estimated ores of about 84 thousand tons have been found through geological survey. These estimates of mineral content and grade of mineral content have been obtained from the documents provided by the previous owners. The Registrant has not performed an independent assessment and as such cannot verify the accuracy of any of the information provided.

Current Status
GaoFeng Holding Co. Limited has acquired a 90% interest in the exploration and mining of the gold deposits in Gao Feng Gold Mine. The name of the Foreign Owned Chinese Company has been approved and called: "Jiu Jiang Gao Feng Mining Industries Company Limited".

Mining History
Gao Feng Gold Mine was first in mining production in 1989, and stopped in operation in 1993 because of fund source and allocation. The production of gold in Gao Feng Gold Mine was 600 kg in total in between 1989 and 1993. These estimates of mineral content and grade of mineral content and previous production have been obtained from the documents provided by the previous owners. The Registrant has not performed an independent assessment and as such cannot verify the accuracy of any of the information provided.

Geology
The gold deposits in Gao Feng Gold Mine are hosted in the gold-bearing pyrite in the igneous rocks, and accumulate with the associated oxidization and alteration in pyrite.

Mining
The ores can be mined from open pits, or mined directly from the adits and open ditches used for the geological survey. The crushed ores can be processed with the best method of stirring in cyanide solution. The metallurgical tests indicate gold recoveries of around 92.7%.

Plan of Operations
For the period from the Registrant's inception through the end of the reporting period, the Registrant has received no revenues. Operating activities during the quarter have been related primarily to establishing the management and operating infrastructure, as well as the negotiation and execution of the above described agreements with Rocketinfo. The Registrant will, as described above, attempt to implement operations described above to participate in the search sector and marketing of related infrastructure services and also continue to seek new business opportunities for the Company.

The Registrant has only limited assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future or operate at a profitable level. In order to succeed, the Registrant must obtain customers and generate sufficient revenues so that it can profitably operate. The Registrant in its previous business ventures has been unable to successfully establish and implement and successfully execute its business and marketing strategy. The registrant has limited operating history in the mining sector.

General and administrative expenses

General and administrative expenses consist of expenses related to general corporate functions including marketing expenses, professional and consultant service expenses, development costs and travel. The Registrant expects general and administrative expenses to increase as it commences development of its mining license.

General and administrative expenses totaled $28,495 for the three months ending July 31, 2004, compared to $32,391 for the three months ending July 31, 2003. General and administrative expenses totaled $36,690 for the six months ending July 31, 2004, compared to $63,028 for the six months ending July 31, 2003. This decrease was due to an decrease in organization and marketing costs associated with the movement into the mineral exploration business and the write-down of the property license.

Page - 11

Net Loss

The Registrant incurred a net loss of $536,773 for the six months ending July 31, 2004, compared to net loss of $64,406 in the six months ending July 31, 2003.

Liquidity and Capital Resources

As of July 31, 2004, the Registrant’s sole liquid asset consisted of cash. As of July 31, 2004, the Registrant has cash in the amount of $12,409, compared to cash in the amount of $99,019 on January 31, 2003. The Registrant has total liabilities in the amount of $56,901 as of July 31, 2004, compared to $1,750 as of January 31, 2003.

As of July 31, 2004, the Registrant had a working capital deficit of $19,492 and an adjusted accumulated deficit of $2,804,960. This figure raises doubt about the Registrant's ability to continue as a going concern without additional financing.

Current funds available to the Registrant are inadequate for it to be competitive in the areas in which it intends to operate. The Registrant will need to raise additional funds in order to fully implement its business plan and is currently in the process of raising such funds. The Registrant will attempt to raise approximately $1,000,000 in additional funds over the next 12 months through private placements; however, there can be no assurance that the Registrant will be successful in raising such additional funds. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

The Registrant's continued operations therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. While the Registrant has been successful in raising funds to date, there is no assurance that the Registrant will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Registrant. If the Registrant cannot obtain needed funds, it may be forced to curtail or cease its activities.

If additional shares are issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in the Registrant. A large portion of the Registrant's financing to date has been through the issuance of shares or through equity financing with share based collateral. There can be no assurances that the Registrant will become self-sufficient. Therefore, the Registrant may continue to issue shares to further the business, and existing shareholders may suffer a dilutive effect on the price of their shares as well as a loss of voting power in the Registrant.

Item 3.         Controls and Procedures.

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2004. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Mr. Frank Mashburn, and the Company’s Chief Financial Officer, Mr. Karl Harz. Based upon that evaluation, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Page - 12

Limitations on the Effectiveness of Internal Controls

The Company’s management, including the President and CFO, do not expect that our disclosure controls and procedures or our internal control over financial reporting necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Changes in Securities.

On June 2, 2004, at a meeting of the Board of Directors, a Majority Share Action duly adopted and approved to affect a 1.5 for 1 forward split of the issued and outstanding common stock of the company, pursuant to Nevada Corporation Law Section 78.320. Approximately 81.51% of shareholders of the issued and outstanding shares of the Company approved the forward split. The forward split was effective on June 17, 2004.

Item 3. Defaults on Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders

A Majority Share Action duly adopted and approved to affect a 1.5 for 1 forward split of the issued and outstanding common stock of the company, pursuant to Nevada Corporation Law Section 78.320. Approximately 81.51% of shareholders of the issued and outstanding shares of the Company approved the forward split

Item 5. Other Information. As reported in 10-QSB

Item 6. Exhibits and Reports on Form 8-K.

filed: June 7, 2004

Exhibit 31: Section 302
Exhibit 32: Certification(s) Pursuant to 18 USC Section 1350;

Page - 13

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended July 31, 2004, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated: September 10, 2004

Gaofeng Gold, Corp.

/s/ Frank Mashburn
By: Frank Mashburn President/Director
Date: September 10, 2004

/s/ Karl Harz
By: Karl Harz CFO/Director
Date September 10, 2004

Page - 14

EXHIBIT 31

Page - 15

   CERTIFICATIONS PURSUANT TO SECTION 302

I, Frank Mashburn, certify that;

(1)	I have reviewed this quarterly report on Form 10-QSB of Gaofeng Gold, Corp.;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4)	The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer’s fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5)	The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer’s auditors and the audit committee of small business issuer’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: September 10, 2004

/s/ Frank Mashburn
___________________________________
By:     Frank Mashburn
Title:	Principal Executive Officer

Page - 16

CERTIFICATIONS PURSUANT TO SECTION 302

I, Karl Harz, certify that;

(1)	I have reviewed this quarterly report on Form 10-QSB of Gaofeng Gold, Corp.;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4)	The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer’s fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5)	The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer’s auditors and the audit committee of small business issuer’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: September 10, 2004

/s/ Karl Harz
___________________________________
By:     Karl Harz
Title:	Principal Financial Officer

Page - 17

EXHIBIT 32

Page - 18

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND
CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying quarterly report on Form 10-QSB of Gaofeng Gold, Corp. for the quarter ended July 31, 2004, I certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1)	the Quarterly Report on Form 10-QSB of Gaofeng Gold, Corp. for the quarter ended July 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Quarterly Report on Form 10-QSB for the quarter ended July 31, 2004, fairly presents in all material respects, the financial condition and results of operations of Gaofeng Gold, Corp.

            /s/ Frank Mashburn
By:    _____ ___________________
Name:           Frank Mashburn
Title:    President
Date:     September 10, 2004

            /s/ Karl Harz
By:    ________________________
Name:    Karl Harz
Title:    Chief Financial Officer
Date:     September 10, 2004

Page - 19