Form 10QSB
period 2004-10-31
GAOFENG GOLD CORP
filed 2004-12-14
CIK 1076784

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-28767

For the Quarter ended October 31, 2004

Gaofeng Gold, Corp.

Nevada                                88-0403070
(Incorporation)                               (IRS Number)

227 Oakmont Drive, Rancho Mirage, CA                  92270
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:    760.831.0715

As of 10/31/04: 62,046,118 Common shares issued and outstanding

Transitional Small Business Disclosure Format (check one): yes [  ] no [X]

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the six and nine month period ended October 31, 2004, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

Page - 1

Gaofeng Gold Corp.
(A Development Stage Company)
Balance Sheet

	October 31	January 31,
ASSETS	2004	2004
	(unaudited)

CURRENT ASSETS

Cash	$10,609	$99,019

TOTAL CURRENT ASSETS	10,609	99,019

PROPERTY & EQUIPMENT, NET	454,988	-

TOTAL ASSETS	$465,597	$99,019

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable	$1,818	$1,750
Accrued Interest	167	-
Accrued Directors' Fees	30,000	-

TOTAL CURRENT LIABILITIES	31,985	1,750

LONG - TERM LIABILITIES

Notes Payable	25,000	-

STOCKHOLDERS' EQUITY

Preferred Stock, $.001 Par Value; Authorized 10,000,000
Shares; Issued and Outstanding, 400,000 Shares	400	-
Common Stock, $.001 Par Value; Authorized 100,000,000
Shares; Issued and Outstanding, 62,046,118 Shares	62,046	61,046
Additional paid-in capital	3,153,010	2,304,410
Accumulated deficit during the development stage	(2,806,844)	(2,268,187)

Total Stockholders' Equity	408,612	97,269

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$465,597	$99,019

The accompanying notes are an integral part of these financial statements.

Page - 2

Gaofeng Gold Corp.
(A Development Stage Company)
Statement of Operations
(Unaudited)

					From
					Inception on
					August 20,1998
	For the Three Months Ended		For the Nine Months Ended		through
	October 31,		October 31,		October 31,
	2004	2003	2004	2003	2004

Revenues	$-	$-	$-	$-	$179,619

Amortization	-	-	500,000	-	500,000
General and Administrative	1,800	1,090	38,490	64,118	2,426,263

Total Expenses	1,800	1,090	538,490	64,118	2,926,263

Net Loss from Operations	(1,800)	(1,090)	(538,490)	(64,118)	(2,746,644)

Other Income (Expense)

Interest Expense	(83)	-	(167)	(1,378)	(60,200)

Total Other Income (Expense)	(83)	-	(167)	(1,378)	(60,200)

Net Income (Loss)	$(1,883)	$(1,090)	$(538,657)	$(65,496)	$(2,806,844)

Loss per Share	$(0.00)	$(0.00)	$(0.01)	$(0.03)	$(0.22)

Weighted Average
Shares Outstanding	62,046,118	2,511,530	61,601,673	2,511,530	12,482,252
The accompanying notes are an integral part of these financial statements.

Page - 3

Gaofeng Gold Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From
			Inception on
			August 20,1998
	For the Nine Months Ended		through
	October 31,		October 31,
	2004	2003	2004
Cash Flows from Operating Activities

Net Loss	$(538,657)	$(65,496)	$(2,806,844)
Adjustments to reconcile net loss to
net cash provided by operations:
Shares issued for services			246,143
Shares issued for accrued wages			165,000
Shares issued for debt			382,540
Shares issued for accrued interest			19,156
Notes payable issued for expenses			1,042,443
Depreciation and amortization	500,000		570,013
Increase (Decrease) in accrued liabilities	30,167		(171,611)
Decrease (Increase) in receivables			(63,790)
Increase (Decrease) in payables	68	65,461	371,965
Increase (Decrease) in advances		-	32,910

Net Cash (Used) Provided by Operating Activities	(8,422)	(35)	(212,075)

Cash Flows from Investing Activities
Cash paid for mining licensing agreement	(104,988)	-	(104,988)
Cash acquired from subsidiary	-	-	9,070
Cash contributed in distribution	-	-	(1,176)
Cash paid for property and equipment	-	-	(176,722)

Net Cash (Used) Provided by Investing Activities	(104,988)	-	(273,816)

Cash Flows from Financing Activities
Proceeds from notes payable	25,000	-	100,000
Issued common stock for cash		-	396,500

Net Cash (Used) Provided by Financing Activities	25,000	-	496,500

Net increase (decrease) in cash	(88,410)	(35)	10,609

Beginning Cash	99,019	35	-

Ending Cash	$10,609	$-	$10,609

Supplemental Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash activities

Shares issued for subsidiary	$-	$-	$960,000
Shares issued for services	$-	$-	$246,143
Shares issued for debt conversion	$-	$-	$-
Notes payable issued for expenses	$-	$-	$1,042,443
Shares issued for notes payable and interest	$-	$-	$1,640,374
Shares issued for accrued wages	$-	$-	$165,000
Forgiveness of accounts payable by shareholder	$-	$-	$37,132

The accompanying notes are an integral part of these financial statements.

Page - 4

Gaofeng Gold Corp.
(Formerly Anza Innovations, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2004

NOTES TO FINANCIAL STATEMENTS

Gaofeng Gold Corp. ("the Company") has elected to omit substantially all footnotes to the financial statements for the nine months ended October 31, 2004, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended January 31, 2004.

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

MINING LICENSING AGREEMENT

During June 2004, the Board of Directors approved a mining licensing agreement for the Gao Feng Gold Mine. The Company paid cash of $104,988, issued 1,000,000 shares of common stock valued at $450,000 and issued 400,000 shares of preferred stock valued at $400,000 for the licensing agreement. Since the Company did not have a reserve study completed for the Gao Feng Gold Mine, the cost of the licensing agreement has been reduced by $500,000. The capitalized cost of the licensing agreement at October 31, 2004 is $454,988.

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
October 31, 2004

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

Page - 6

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

Business Strategy

On June 2, 2004, the Board of Directors for Gaofeng Gold, Corp. held a meeting of its Board of Directors. Khanh C. Tran was purposely not present for this meeting. The purpose of this meeting was to approve or not approve a Mining Licensing Agreement of which Mr. Mashburn has an interest in. Therefore, a disinterested Board was necessary. The Board approved the License Agreement and the entry of the Company into the mining and exploration business.

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

Plan of Operations
For the period from the Registrant's inception through the end of the reporting period, the Registrant has received no revenues. Operating activities during the quarter have been related primarily to establishing the management and operating infrastructure. The Registrant will attempt to continue to seek new business opportunities for the Company.

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

Our plan of operation is unchanged from our last previous quarterly report on Form 10-QSB. Our expenses for the past two years have consisted of two principal categories: first legal and professional fees; and second, interest expense on borrowed funds. However, despite the freeze in corporate activity, our stockholders equity remains unchanged as reported on our quarterly report on Form 10-QSB for the quarter end July 31, 2004.

Page - 7

General and administrative expenses

General and administrative expenses consist of expenses related to general corporate functions including marketing expenses, professional and consultant service expenses, development costs and travel. The Registrant expects general and administrative expenses to increase as it commences development of its mining license.

General and administrative expenses totaled $1,800 for the nine months ending October 31, 2004, compared to $1,090 for the nine months ending October 31, 2003. This decrease was due to a decrease in organization and marketing costs associated with the movement into the mineral exploration business and the write-down of the property license.

Net Loss

The Registrant incurred a net loss of $1,883 for the nine months ending October 31, 2004, compared to net loss of $1,090 in the nine months ending October 31, 2003.

Liquidity and Capital Resources

As of October 31, 2004, the Registrant’s assets consisted of cash and investment mining claim. As of October 31, 2004, the Registrant has cash in the amount of $10,609 compared to cash in the amount of $99,019 on January 31, 2004. The Registrant has total liabilities in the amount of $31,985 as of October 31, 2004, compared to $1,750 as of January 31, 2004. The financial Statements for the quarter ending on October 31, 2004, are incorporated by reference herein.

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

Item 3. Controls and Procedures.

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2004. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Mr. Frank Mashburn, and the Company’s Chief Financial Officer, Mr. Karl Harz. Based upon that evaluation, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Page - 8

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

Item 2. Changes in Securities. None.

Item 3. Defaults on Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit A: Certification(s) Pursuant to 18 USC Section 1350;

Exhibit 99.1: Section 302

Page - 9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended October 31, 2004, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated: December 15, 2004

Gaofeng Gold, Corp.

/s/Khanh C. Tran
Khanh C. Tran
President/ director

Page - 10

Exhibit 31

Page - 11

 CERTIFICATIONS PURSUANT TO SECTION 302

I, Khanh C. Tran, certify that:

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

Dated: December 15, 2004

/s/Khanh C. Tran
Khanh C. Tran
President/ director

Page - 12

Exhibit 32

Page - 13

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CUSTODIAN

     In connection with the Quarterly Report of Gaofeng Gold, Corp., a Nevada corporation (the "Company"), on 10-QSB for the period ended October 31, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Khanh C. Tran, President/ director of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material  respects, the financial condition and results of operations of the Company.

Dated: December 15, 2004

/s/Khanh C. Tran
Khanh C. Tran
President/ director

Page - 14