Form 10QSB
period 2005-03-31
SUN OIL & GAS, INC
filed 2005-05-16
CIK 1076784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to_______________

Commission file number 000-33309

GLOBETRAC INC.
(Exact name of small business issuer as specified in its charter)

Incorporated in the State of Delaware (State or other jurisdiction of incorporation or organization)	33-0953557 (I.R.S. Employer Identification No.)
1100 Melville Street, Suite 600, Vancouver, British Columbia, V6E 4A6
(Address of principal executive offices) 1-800-648-4287
(Issuer’s telephone number) Wyvols Court, Old Basingstoke Road, Swallowfield, Reading, Berkshire, United Kingdom, RG7 1WY
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 11, 2005
Common Stock - $0.001 par value	22,190,000

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBETRAC INC.

CONSOLIDATED FINANCIAL STATEMENTS

As at March 31, 2005 and December 31, 2004 and
for the three months ended March 31, 2005 and 2004
Unaudited

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page - 2

GLOBETRAC INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	March 31,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS

Cash	$9,097	$1,342
Accounts receivable
Net of allowance for doubtful accounts of $1,097 and $nil	43,349	63,866

TOTAL ASSETS	$52,446	$65,208

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$136,096	$142,322
Convertible notes payable on demand	1,640,037	1,605,730
Due to related parties	581,832	571,275
Note payable to related party	500,000	500,000

	2,857,965	2,819,327

Commitment and Contingencies

STOCKHOLDERS' DEFICIT

Share capital	22,190	22,190
Authorized
200,000,000 common shares, $0.001 par value
5,000,000 preferred shares, $0.001 par value
Issued and outstanding:
22,190,000 common shares
Additional paid in capital	1,167,085	1,167,085
Accumulated deficit	(4,016,137)	(3,963,224)
Other comprehensive income:
Foreign currency translation adjustment	21,343	19,830

Total Stockholders' Deficit	(2,805,519)	(2,754,119)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$52,446	$65,208

The accompanying notes are an integral part of these consolidated financial statements

Page - 3

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
UNAUDITED

	Three Months Ended March 31,
	2005	2004
REVENUE

Royalty income	$12,341	$-

OPERATING EXPENSES

Administrative expenses	11,245	175,852
Selling expenses	6,843	2,742

Total Operating Expenses	18,088	178,594

Loss from operations	(5,747)	(178,594)

OTHER EXPENSES

Foreign exchange gain (loss)	67	(103)
Interest expense	(47,233)	(23,063)

Total Other Expenses	(47,166)	(23,166)

Net loss for the period before discontinued operations	(52,913)	(201,760)

DISCONTINUED OPERATIONS

Loss from discontinued operations	-	(85,720)

NET LOSS FOR THE PERIOD	$(52,913)	$(287,480)

OTHER COMPREHENSIVE LOSS

Foreign currency translation adjustments	1,513	40

COMPREHENSIVE LOSS	$(51,400)	$(287,440)

Basic and diluted loss per share:

Continuing operations	$(0.002)	$(0.009)
Discontinued operations	-	(0.004)

	$(0.002)	$(0.013)

WEIGHTED AVERAGE
SHARES OUTSTANDING	22,190,000	22,190,000

The accompanying notes are an integral part of these consolidated financial statements

Page - 4

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
UNAUDITED

	Common Stock Issued			Common Stock
				Subscribed			Accumulated
			Additional				Other
	Number of		Paid-in	Number of		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Total

Balance, April 1, 2003	21,040,000	$21,040	$18,235	-	$-	$(1,190,984)	$5,659	$(1,146,050)

Reg S, Private Placement, shares issued
for cash, November 24, 2003	900,000	900	899,100	-	-	-	-	900,000

Common stock subscribed,
November 21, 2003	-	-	-	250,000	250,000	-	-	250,000
-
Net loss for nine month period ended								-
December 31, 2003	-	-	-	-	-	(1,408,351)		(1,408,351)
-
Foreign currency translation adjustments	-	-	-	-	-	-	17,077	17,077

Balance, December 31, 2003	21,940,000	21,940	917,335	250,000	250,000	(2,599,335)	22,736	(1,387,324)

Net loss for the three month period ended
March 31, 2004	-	-	-	-	-	(287,480)	-	(287,480)

Foreign currency translation adjustments	-	-	-	-	-	-	40	40

Balance, March 31, 2004	21,940,000	21,940	917,335	250,000	250,000	(2,886,815)	22,776	(1,674,764)

Reg S, Private Placement, shares issued
for cash, June 9, 2004	250,000	250	249,750	(250,000)	(250,000)	-	-	-

Net loss for nine month period ended
December 31, 2004	-	-	-	-	-	(1,076,409)	-	(1,076,409)

Foreign currency translation adjustments	-	-	-	-	-	-	(2,946)	(2,946)

Balance, December 31, 2004	22,190,000	22,190	1,167,085	-	-	(3,963,224)	19,830	(2,754,119)

Net loss for the three month period ended,
March 31, 2005	-	-	-	-	-	(52,913)	-	(52,913)
-
Foreign currency translation adjustments	-	-	-	-	-	-	1,513	1,513

Balance, March 31, 2005	22,190,000	$22,190	$1,167,085	-	-	$(4,016,137)	$21,343	$(2,805,519)

The accompanying notes are an integral part of these consolidated financial statements

Page - 5

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(52,913)	$(287,480)

Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation	-	799

Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	20,517	(315,031)
Decrease in inventory	-	174,373
Decrease in prepaids	-	725
(Decrease) Increase in accounts payable and accrued liabilities	(6,224)	32,412
Increase in accrued interest payable to related party	12,328	12,431
(Decrease) Increase in accounts payable to related parties	(1,772)	54,544
Increase in accrued interest payable on convertible notes	34,307	13,411

NET CASH USED IN OPERATING ACTIVITIES	6,243	(313,816)

NET CASH USED IN INVESTING ACTIVITIES

Purchase of fixed assets	-	(2,209)

NET CASH USED IN INVESTING ACTIVITIES	-	(2,209)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

Advances payable	-	356,761

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	356,761

Effect of exchange rate changes on cash	1,512	40

INCREASE IN CASH	7,755	40,776

CASH, BEGINNING OF PERIOD	1,342	8,810

CASH, END OF PERIOD	$9,097	$49,586

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$-	$-
Interest on debt	$-	$26,447

The accompanying notes are an integral part of these consolidated financial statements

Page - 6

 GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2005

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations
GlobeTrac Inc. (the “Company”) was incorporated in the state of Delaware on March 2, 2000, and its principal executive offices are headquartered in Vancouver, Canada.

The Company was in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when they exchanged certain  assets and certain liabilities in Globetrac Limited and their rights to the global wireless tracking and telematics business in Europe for a six percent royalty on gross sales of all existing and qualified potential customers that the Company has in Europe. As a result of terminating its operations in Europe, the Company is seeking new business opportunities.

Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2004 included in the Company’s annual report on Form 10-KSB.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies is included in the Company’s 2004 Annual Report. Additional significant accounting policies which affect the Company or which have been developed since December 31, 2004 are summarized below:

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Global Axxess Corporation Limited (“Global Axxess”). Investment in Global Axxess is carried at cost and all intercompany balances and transactions have been eliminated.

Foreign Currency
The financial statements of the Company’s foreign subsidiary are measured using British Pounds and the Euro as the functional currencies. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at the average exchange rates for the period. The resulting cumulative translation adjustments have been recorded as a separate component of stockholder’s equity. Foreign currency transaction gains and losses are included in consolidated net losses.

Comprehensive Income
Comprehensive income reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the current period represents foreign currency translation items associated with the Company’s English and Irish operations.

Discontinued Operations
SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, not when it is planned. The Company’s termination of their global wireless tracking and telematics equipment business in Europe during November of 2004 caused the Company to reclassify and disclose separately the costs associated with the disposal on the statement of operations and comprehensive income for the three months ended March 31, 2004.

Page - 7

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Reclassifications
Certain prior year amounts in the accompanying financial statements have been reclassified to conform to current year presentation. These reclassifications had no effect on the results of operations or financial position for any year/period presented.

NOTE 3 - CONVERTIBLE NOTES PAYABLE

At March 31, 2005 and December 31, 2004, the Company had a note payable in the amount of $162,149. At March 31, 2005 and December 31, 2004, $16,188 and $12,990 in interest had been accrued on this note. This note is unsecured, bears interest at 8%, is payable on demand and at the option of the Company is convertible into common shares of the Company at $0.50 per share.

At March 31, 2005 and December 31, 2004, the Company had notes payable totalling $511,660. At March 31, 2005 and December 31, 2004, $51,026 and $40,933 in interest had been accrued on these notes. These notes are unsecured, bear interest at 8% are payable on demand and at the option of the Company are convertible into common shares of the Company at $0.50 per share.

At March 31, 2005 and December 31, 2004, the Company had notes payable totalling $835,940. At March 31, 2005 and December 31, 2004, $63,073 and $42,058 in interest had been accrued on these notes. These notes are unsecured, bear interest at 10% are payable on demand and at the option of either the Company or the lender are convertible into common shares of the Company at $0.15 per share.

NOTE 4 - DUE TO RELATED PARTIES

At March 31, 2005 and December 31, 2004, the Company was indebted to a company sharing a common officer with the Company in the amount of $4,755. This debt is unsecured, non-interest bearing and has no fixed terms of repayment.

At March 31, 2005 and December 31, 2004, the Company was indebted to a company controlled by an officer of the Company in the amounts of $186,727 and $179,227. This debt is unsecured, non-interest bearing and has no fixed terms of repayment. During the three month periods ended March 31, 2005 and 2004, this same company was paid $nil and $60,000 for administrative fees.

At March 31, 2005 and December 31, 2004, the Company was indebted to a company sharing a common director in the amounts of $15,199 and $15,418. This debt is unsecured, non-interest bearing and has no fixed terms of repayment.

At March 31, 2005 and December 31, 2004, the Company was indebted to a company controlled by an officer of the Company in the amounts of $18,934 and $27,990. This debt is unsecured, non-interest bearing and has no fixed terms of repayment. During the three month periods ended March 31, 2005 and 2004, this related party provided consulting services to the Company amounting to $nil and $25,247.

At March 31, 2005 and December 31, 2004, the Company was indebted to an officer of the Company in the amount of $239,090. This debt is unsecured, non-interest bearing and has no fixed terms of repayment. During the three month periods ended March 31, 2005 and 2004, this related party provided management services to the Company amounting to $nil and $74,659.

At March 31, 2005 and March 31, 2004, the Company had paid $nil and $7,500 to a director and officer of the Company.

NOTE 5 - NOTE PAYABLE TO RELATED PARTY

At March 31, 2005 and December 31, 2004, the Company had a note payable to a director of the Company in the amount of $500,000, plus accrued interest of $117,123 and $104,755. This note is unsecured, bears interest at 10% and was due November 27, 2004.

Page - 8

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - COMMON STOCK

On August 8, 2003, the directors of the Company approved a private placement for up to 1 million units at $1 per unit, under Regulation S of the United States Securities Act of 1933. Each unit consists of one restricted common share of the Company and one non-transferable share purchase warrant. Each warrant entitles the subscriber to purchase one additional restricted common share of the Company at a price of $1.10 per share. On November 25, 2003, the directors of the Company approved an increase in the private placement to 2 million units.

On August 22, 2003, the Company entered into two Regulation S private placement agreements whereby the Company agreed to issue 750,000 restricted units at $1 per unit, consisting of 750,000 restricted common shares and one share purchase warrant exercisable by the holder at $1.10 per share for up to 750,000 restricted common shares of the Company, until August 26, 2005.

On October 1, 2003, the Company entered into a Regulation S private placement agreement whereby the Company agreed to issue 150,000 restricted units at $1 per unit, consisting of 150,000 restricted common shares and one share purchase warrant exercisable by the holder at $1.10 per share for up to 150,000 restricted common shares of the Company, until October 7, 2005.

On November 21, 2003, the Company entered into two Regulation S subscription agreements whereby the Company agreed to issue 250,000 restricted units at $1 per unit, consisting of 250,000 restricted common shares and one share purchase warrant exercisable by the subscriber at $1.10 per share for up to 150,000 and 100,000 restricted common shares of the Company, until November 28, 2005 and December 1, 2005.

NOTE 7 - COMMITMENT AND CONTINGENCIES

The Company was in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when they exchanged their rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as all of their fixed assets and inventory, offset by a trade account payable to the acquirer, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of eleven years. The Company has accumulated a deficit of $4,016,137 since inception and additional financing will be required by the Company to fund and support its operations. Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities. However, there is no assurance that the Company will be able to obtain additional financing, reduce their operating expenses or be successful in locating or acquiring a viable business. The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

NOTE 8 - DISCONTINUED OPERATIONS

On November 26, 2004, the Company entered into a letter agreement whereby they agreed to discontinue, effective November 1, 2004, marketing, distributing and installing global wireless tracking and telematics equipment in Europe, which was carried on through its wholly-owned subsidiary, Globetrac Limited, in exchange for certain assets and liabilities and a six percent royalty to be paid to GlobeTrac Inc. on gross sales of all existing and qualified potential customers that the Company has in Europe. At December 31, 2004, the discontinued operations resulted in a loss on discontinuance of $84,512 due to the disposal of fixed assets and inventory. Revenues for the wireless tracking and telematics business were $502,236 for the three month period ended March 31, 2004. Net loss in the wireless tracking and telematics business for the three month period ended March 31, 2004 was $85,730, has been recorded in the loss from discontinued operations section, of the statements of operations and comprehensive income.

Page - 9

Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition

THE FOLLOWING IS A DISCUSSION AND ANALYSIS THAT MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF GLOBETRAC AND ITS SUBSIDIARIES (COLLECTIVELY, “GLOBETRAC” OR THE “COMPANY”) FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE HEREIN AND MANAGEMENT’S DISCUSSION AND ANALYSIS INCLUDED IN GLOBETRAC’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2004.

Overview

GlobeTrac was in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment. The Company was incorporated in the state of Delaware on March 2, 2000 and its principal executive offices are headquartered in Vancouver, Canada.

On November 1, 2004, GlobeTrac began to wind down its European operations and entered into negotiations with WebTech. In order not to affect existing customers/resellers, WebTech agreed to acquire all of GlobeTrac’s existing customers/resellers and portals effective November 1, 2004 based on a letter agreement dated November 26, 2004.

WebTech acquired specific assets and liabilities of GlobeTrac Limited and, in consideration for this and all of the time and effort expended by GlobeTrac Limited in launching the European market, WebTech has agreed to pay a six percent commission/royalty on gross sales. This royalty is based on both existing and qualified potential customers/resellers that GlobeTrac Limited had either procured or previously contacted. A list of customers/resellers, including qualified potential customers/resellers was provided to WebTech. Sales from qualified potential customers/resellers will be included for commission purposes if such business commences within 12 months of the signed agreement. There is no cap on the royalty payable to the Company and royalties are to be paid by WebTech for 11 years from November 1, 2004.

GlobeTrac management believes that due to slower than expected sales, warranty issues, faulty product, insufficient funding, insufficient margins and the potential risk of becoming insolvent this agreement is in the best interest of both parties and will allow GlobeTrac the ability to seek new business opportunities.

GlobeTrac has accumulated a deficit of approximately $4 million to date and will require additional financing to continue to operate and to seek out new business opportunities. GlobeTrac plans to mitigate its losses in future years by the closing of its European operations, through receipt of the royalty payments from WebTech and reducing certain operating expenses that were associated with their European operations. However, there is no assurance that GlobeTrac will be able to obtain additional financing or that they will be successful in seeking new business opportunities or that they will receive any royalties from WebTech or that they will be able to reduce operating expenses associated with closing down their European operations. The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

Results of Operations

Revenues

Revenue increased by $12,341 or 100% from $nil for the three month period ended March 31, 2004 to $12,341 for the three month period ended March 31, 2005. The increase was due to a 6% royalty which relates to the letter agreement Globetrac entered into on November 26, 2004. The prior year’s sales from the wireless tracking business have been reclassified as part of loss from discontinued operations.

Revenue increased by $426,791 or 566% from $75,445 for the three month period ended March 31, 2003 to $502,236 for the three month period ended March 31, 2004. The increase in revenue was caused by our sales and marketing programs aimed at gaining market share through brand recognition in the wireless tracking industry.

Page - 10

Cost of Sales

Cost of sales remained at $nil for the three month periods ended March 31, 2005 and March 31, 2004. Due to the letter of agreement GlobeTrac entered into on November 26, 2004, cost of sales for the three month period ended March 31, 2004, were reclassified to loss from discontinued operations.

Cost of sales increased by $269,335 or 543% from $49,607 for the three month period ended March 31, 2003 to $318,942 for the three month period ended March 31, 2004. The increase was due to an increase in sales during the period. Our gross margin increased $157,456 or 609% from $25,838 for the three month period ended March 31, 2003 to $183,294 for the three month period March 31, 2004. As a percentage of revenue, our gross margin was 36% for the three month period ended March 31, 2004.

Operating Expenses

Operating expenses decreased by $163,235 or 91% from $178,594 for the three month period ended March 31, 2004 to $15,358 for the three month period ended March 31, 2005. The decrease was primarily due to decreases of $75,729 in professional fees, $16,962 in consulting fees, $3,568 in office expenses, $210 in bank charges, $525 in filing fees, $69,999 in management fees, $345 in telephone offset by an increase in marketing of $4,102. Due to the November 26, 2004 letter agreement, whereby GlobeTrac disposed of their wireless tracking business, the March 31, 2004, expenses associated with this business have been reclassified to loss from discontinued operations.

Operating expenses increased by $82,790 or 23% from $366,228 for the three month period ended March 31, 2003 to $449,018 for the three month period ended March 31, 2004. The increase was primarily due to increases of $16,744 in professional fees, $14,369 in office expenses, $3,000 in management fees, $14,614 in rent, $3,202 in telephone, and $122,578 in wages offset by decreases of $43,871 in consulting fees, $29,959 in installation expenses, marketing and advertising of $7,343 and $11,687 in travel. The increase in operating costs was primarily caused by hiring of sales and marketing people.

Interest Expense

Interest expense increased by $13,891 or 60% from $23,063 at March 31, 2004 to $36,954 at March 31, 2005 primarily due to interest on convertible notes payable and the note payable to a related party. Interest expense will increase during 2005 if we receive more funding through promissory notes, however it may decrease if any of the debt is repaid or if the convertible debt is converted to common stock of GlobeTrac.

Interest expense increased by $2,491 or 10% from $23,956 at March 31, 2003 to $26,447 at March 31, 2004, primarily due to interest on convertible notes payable.

Liquidity and Capital Resources

We had cash of $9,097 and a working capital deficit of $2,805,519 at March 31, 2005. During the three month period ended March 31, 2005, cash from operating activities increased by $6,243, primarily due to a decrease in accounts receivable of $20,517, an increase in accrued interest payable to related party of $12,328 and an increase in accrued interest payable on convertible debt of $34,307 offset by an operating loss of $52,913, a decrease in accounts payable and accrued liabilities of $6,224 and a decrease in accrued interest and accounts payable to related parties of $1,772. Cash received from operating activities of $6,243 was affected by an exchange rate change on cash of $1,512. A decrease in working capital of $51,400 was due to a decrease in current assets of $12,762 and an increase in current liabilities of $38,638. We have accumulated a deficit of $4,016,137 since inception and have a stockholders’ deficiency of $2,805,519. GlobeTrac has no contingencies or long-term commitments.

We had cash of $49,586 and a working capital deficit of $945,891 at March 31, 2004. During the three month period ended March 31, 2004, we used $313,816 in cash for operating activities, primarily due to an operating loss of $287,480, an increase in accounts receivable of $315,031, offset by depreciation of $799, a decrease in inventory of $174,373, a decrease in prepaid expenses of $725, an increase in accounts payable and accrued liabilities of $32,412, an increase in accrued interest and accounts payable to related parties of $66,975 and an increase in accrued interest payable on convertible debt of $13,411. Cash used in operations of $313,816 was financed by an increase in advances payable of $356,761 as well the effect of exchange rate changes on cash of $40 and an equipment purchase of $3,008. An increase in working capital of $67,911 was due to an increase in current assets of $180,709 offset by an increase in current liabilities of $112,798. We had accumulated a deficit of $2,886,815 since inception and had a stockholders’ deficiency of $1,674,764.

Page - 11

Plan of Operation for the Next Twelve Months

Over the next twelve months GlobeTrac plans to seek new business opportunities and collect royalty payments from WebTech.

GlobeTrac anticipates funding its working capital needs for the next 12 months through the royalty payments from WebTech, the equity capital markets, private advances, and loans. Although the foregoing actions are expected to cover its anticipated cash needs for working capital and capital expenditures for at least the next 12 months, no assurance can be given that GlobeTrac will be able collect any royalty payments or raise sufficient cash to meet these cash requirements.

GlobeTrac plans to cover operating costs until such time as a new business opportunity is located, by receiving royalty payments from WebTech raising additional capital through private placements of stock, private advances, and loans.

GlobeTrac is not currently conducting any research and development activities. GlobeTrac does not anticipate conducting such activities in the near future. If GlobeTrac seeks out a new business opportunity, GlobeTrac may be required to hire additional employees, independent contractors as well as purchase or lease additional equipment.

GlobeTrac anticipates continuing to rely on equity sales of Common Stock to fund its operations and seek out new business opportunities, the issuance of any additional Common Stock will result in dilution to existing shareholders of GlobeTrac.

Critical Accounting Policies

GlobeTrac’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumption that affect the reported amounts of assets, liabilities, revenue and expenses. The following paragraphs include a discussion of accounting policies critical to GlobeTrac:

Accounts Receivable

Receivables represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value. An allowance for doubtful accounts is based on an assessment of the collectability of all past due accounts.

Foreign Currency

The financial statements of the Company’s English and Irish subsidiaries are measured using the British Pound and Euro as the functional currencies. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates for the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in consolidated net income.

Comprehensive Income

Comprehensive income reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the current period represents foreign currency translation items associated with GlobeTrac’s UK and Irish operations.

Discontinued Operations

SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, not when it is planned. The Company’s termination of their global wireless tracking and telematics equipment business in Europe during November of 2004 caused the Company to reclassify and disclose separately the costs associated with the disposal on the statement of operations and comprehensive income for the three months ended March 31, 2004.

Page - 12

Reclassifications

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to current year presentation. These reclassifications had no effect on the results of operations or financial position for any year/period presented.

Contractual Obligations

The following table provides a summary of GlobeTrac’s debt obligation as of March 31, 2005. GlobeTrac has not included repayments of notes payable because these notes are repayable on demand and GlobeTrac does not know when or if payment will be demanded.

Contractual Payments Due By Year       Currently Due         March 31, 2006

Note and Accrued Interest Payable to Related Party             $617,123
Convertible Notes and Accrued Interest Payable on Demand            $1,640,037

Internal and External Sources of Liquidity

GlobeTrac has funded its operations principally from issuance and subscription for common stock and borrowings in the form of advances payable, demand loans and funds received from related parties.

Inflation

GlobeTrac does not believe that inflation will have a material impact on its future operations.

Uncertainties relating to Forward Looking Statements

This Form 10-QSB Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about GlobeTrac’s strategy for growth, locating a new business opportunity, expenditures and financial results are forward-looking statements.

Forward-looking statements in this Form 10-QSB include statements regarding the following expectations:

1. WebTech will pay GlobeTrac a six percent commission/royalty on gross sales.
2. GlobeTrac will receive the six percent commission/royalty from WebTech for eleven years.
3. The WebTech agreement is in the best interest of both parties.
4. GlobeTrac will be successful in locating a new business opportunity.
5. GlobeTrac will require additional financing.
6. GlobeTrac will reduce operating expenses.
7. GlobeTrac will be able to fund its working capital needs for the next 12 months through receipt of royalty payments, the equity capital markets, private advances and loans.
8. GlobeTrac will cover operating costs through receipt of royalty payments, raising additional capital through private placements of stock, private advances and loans.
9. GlobeTrac will have to hire additional employees, independent contractors and purchase or lease additional equipment.
10. Inflation will not have a material impact on GlobeTrac’s future operations.

All forward-looking statements are made as of the date of filing of this Form 10-QSB and GlobeTrac disclaims any duty to update such statements.

Certain parts of this Form 10-QSB may contain “forward-looking statements” within the meaning of the Securities Exchange Act of 1934 based on current managements expectations. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, particularly related to GlobeTrac locating a new business opportunity; changes in business direction or strategy. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

Page - 13

GlobeTrac may, from time to time, make oral forward-looking statements. GlobeTrac strongly advises that the above paragraph and the risk factors described in this annual report and in GlobeTrac’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of GlobeTrac to materially differ from those in the oral forward-looking statements. GlobeTrac disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

Item 3. Controls and Procedures.

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, GlobeTrac’s Chief Executive Officer and Chief Financial Officer believe GlobeTrac’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed GlobeTrac in this report is accumulated and communicated to GlobeTrac’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in GlobeTrac’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

GlobeTrac is not a party to any pending legal proceedings and, to the best of GlobeTrac’s knowledge, none of GlobeTrac’s assets are the subject of any pending legal proceedings.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) GlobeTrac did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) GlobeTrac did not sell any unregistered equity securities.

Item 3. Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of GlobeTrac. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report.

Page - 14

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to GlobeTrac’s previously filed Form SB-2 and Form 10-KSB.

Exhibit	Description	Status
3.1	Articles of Incorporation filed as an Exhibit to GlobeTrac’s registration statement on Form SB-2 filed on August 2, 2001, and incorporated herein by reference.	Filed
3.2	Bylaws filed as an Exhibit to GlobeTrac’s registration statement on Form SB-2 filed on August 2, 2001, and incorporated herein by reference.	Filed
3.3

Certificate of Amendment to Articles of Incorporation changing the Issuer’s name to GlobeTrac Inc. filed as an exhibit to GlobeTrac’s Form 10-KSB filed on April 15, 2003, and incorporated herein by reference.

Filed
10.1

Master Distributorship Agreement dated June 19, 2002 among WebTech Wireless International, WebTech Wireless Inc. and Global Axxess Corporation Limited filed as an attached exhibit to GlobeTrac’s Form 8-K (Current Report) filed on September 11, 2002, and incorporated herein by reference.

Filed
10.2

Loan Agreement dated November 27, 2002 between GlobeTrac Inc. and David Patriquin with attached promissory note dated November 27, 2002 filed as an exhibit to GlobeTrac’s Form 10-KSB filed on April 15, 2003, and incorporated herein by reference.

Filed
10.3

Amendment Letter Agreement dated June 4, 2003, between WebTech Wireless International Inc. and Globetrac Limited for the purpose of amending terms of the Master Distributorship Agreement filed as an exhibit to GlobeTrac’s Form 10-KSB filed on April 7, 2004, and incorporated herein by reference.

Filed
10.4

Amendment Letter Agreement dated March 8, 2004 between WebTech Wireless International Inc. and Globetrac Limited for the purpose of amending terms of the Master Distributorship Agreement filed as an exhibit to GlobeTrac’s Form 10-KSB filed on April 7, 2004, and incorporated herein by reference.

Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Code of Ethics filed as an exhibit to GlobeTrac’s Form 10-KSB filed on April 15, 2003, and incorporated herein by reference.	Filed

(b) Reports on Form 8-K.

No reports were filed during the quarter of the fiscal year covered by this report.

Page - 15

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, GlobeTrac has caused this report to be signed on its behalf by the undersigned duly authorized person.

GLOBETRAC INC.

By:/s/ Jim Pratt
Name:  Jim Pratt
Title: Director and CEO
Dated: May 12, 2005

By:/s/ John daCosta
Name:  John daCosta
Title: CFO
Dated: May 12, 2005

Page - 16

Exhibit 31

Page - 17

GLOBETRAC INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Jim Pratt, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of GlobeTrac Inc.;

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

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2005

/s/ Jim Pratt
Jim Pratt
Chief Executive Officer

Page - 18

GLOBETRAC INC.

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, John daCosta, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of GlobeTrac Inc.;

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

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2005

/s/ John daCosta
John daCosta
Chief Financial Officer

Page - 19

Exhibit 32

Page - 20

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GlobeTrac Inc. (“GlobeTrac”) on Form 10-QSB for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jim Pratt, President, Chief Executive Officer of GlobeTrac and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of GlobeTrac.

/s/ Jim Pratt
Jim Pratt
Chief Executive Officer

May 12, 2005

Page - 21

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GlobeTrac Inc. (“GlobeTrac”) on Form 10-QSB for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John daCosta, Secretary, Treasurer, and Chief Financial Officer of GlobeTrac, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of GlobeTrac.

/s/ John daCosta
John daCosta
Chief Financial Officer

May 12, 2005

Page - 22