Form 10QSB/A
period 2005-03-31
SUN OIL & GAS, INC
filed 2005-05-16
CIK 1076784

EdgarCFS, Inc.

26842 Salinas Lane, Mission Viejo, CA 92691

May 16, 2005

This filing is being made to correct a previous clerical error filing on behalf of our filing agent. The QSB for March 31, 2005 filing was made in error.

Please disregard the previous qsb filing.

Sebastian Gibson
EdgarCFS, Inc.

on behalf of
Sun Oil & Gas, Corp.