Form 10KSB
period 2005-01-31
SUN OIL & GAS, INC
filed 2005-05-17
CIK 1076784

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2005

Commission File Number: 000-28767

Sun Oil & Gas Corp.
(Formerly Gaofeng Gold Corp.)

Nevada                 88-0403070
(Jurisdiction of Incorporation)    (I.R.S. Employer Identification No.)

1177 West Hastings Street, Suite 1750, Vancouver BC, Canada          V6E 2K3
        (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (604) 683-2220

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

As of 1/31/05: the number of shares outstanding of the Registrant's Common Stock was 161,319,942

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
(b) Form 8-K Reports
(c) Exhibits

Item 14. Professional Accountant Fees and Services

Page - 2

INTRODUCTION

   Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Available Information

Sun Oil & Gas Corp. (“Sun Oil” or the “Company”) files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov

PART I

Item 1. Description of Business.

(a) Historical Information. The origin of this Corporation, Sun Oil & Gas Corp., (formerly Gaofeng Gold Corp.) was incorporated in the State of Nevada on August 20, 1998, for the purpose of establishing a computer aided post-production editing service for various media businesses.

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

Page - 3

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

(15) On November 26, 2002, the company filed a Definitive 14C Information Statement to authorize a reverse split of the corporations common stock, four shares to one share; provided that no shareholder shall be reversed below 100 shares, and no shareholder owning less than 100 shares shall be reversed; and to authorize a corporate name change to Anza Innovations, Inc.

(16) On September 25, 2003, in an effort to focus on acquiring mining projects in the United States and China, the sole Officer and Director of Anza Innovations, Inc., Mark S. Zouvas, appointed three new directors to the Board of Directors of the Company, and resigned his position as Chief executive Officer and Director of the Company. The new officers and directors of the Company were all experienced in mining operations and had financial and management backgrounds. The new Directors were David G. Stevenson, George D. Hennessey, and James E. Henderson. Mr. Stevenson assumed the responsibilities of Chief Executive Officer, Mr. Henderson assumed the duties of Secretary/Treasurer and Mr. Hennessey became Vice-President.

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

(19) On November 21, 2003, the company issued 1,500,000 shares to Mark S. Zouvas for $225,000 in back salaries owed to Mr. Zouvas.

(20) On December 16, 2003, the company formally issued 7,000,000 common shares of stock to ten highly sophisticated investors pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission, at $0.015 per share.

(21) On February 9, 2004, the company completed a 1 for four forward split of the stock.

(22) Registrant appointed Chisholm, Bierwolf and Nilson, LLC, as Registrants independent accountants for the fiscal year ended December 31, 2003.

(23) On April 20, 2004, the sole Officer and Director of Gaofeng Gold Corp, Kevin A. Polis, appointed Frank C. Mashburn to the Board of Directors of the Company, and as Vice President of Business Development.

(24) On June 21, 2004, the Company acquired a 90% interest in the exploration and mining of the gold deposits in Gao Feng Gold Mine.

(25) On November 17, 2004, Mr. Campbell and Mr. Mashburn appointed Mr. Tran to serve as Interim President of the Issuer. Upon appointing Mr. Tran, Mr. Campbell and Mr. Mashburn then resigned.

(26) On December 30, 2004, this Issuer entered into a Participation Agreement with ORX Resources, Inc., a Delaware corporation. The terms of the Clovelly Participation Agreement is for the Issuer to pay ORX Resources $27,302.59 for the right and obligation to participate in the first test well drilled ( the “Initial Test Well”) on the Clovelly Prospect up to the “Casing Point” and ORX Resources agrees to transfer, assign and set over to this Issuer, it’s successors and assigns, an undivided ten percent (10%) of all of ORX’s right, title and interest in and to all oil, gas and mineral leases, farm-out agreements or other contracts currently owned by ORX Resources arising out of the production from the “Initial Test Well” within the boundaries of the Clovelly Prospect.

Sun Oil & Gas Corp.
Share reconciliation for year ending January 31, 2005

DATE	EVENT	BALANCE
01/31/04	Year End Balance	10,174,353
02/09/04	1 for 4 forward split	40,697,412
06/02/04	1 for 1.5 forward split	61,046,118
11/26/04	forward split of 1 for 2.6	161,319,942
01/31/05	Year End Balance	161,319,942

Page - 5

(b) Our Business. The original business of the Company is involved in the exploration of oil and gas deposits in North America. Initially, the Company planned on raising working capital to cover overhead expenses and further development of its technologies. Unfortunately, due to adverse circumstances in the public equity markets, the Company was unable to secure a substantive capital raise in order to fund its operations. Due to this fact and the fact that management still feels that the Company's technologies will ultimately be successful in the exploration of oil and gas. This being done, Sun Oil & Gas Corp. intends to restructure its capitalization and begin to seek a qualified, acquisition target. During the past twelve months, no further acquisition action had been taken, and many not be taken during the next twelve months.

(c) More Recent Events.  On December 30, 2004, this Issuer entered into a Participation Agreement with ORX Resources, Inc., a Delaware corporation, to participate with ORX Resources in the exploration and development of the “Clovelly Prospect.” The Clovelly Prospect is more fully described in the “Designation of Production Unit,” recorded December 2, 2004, Entry Number 971624 in the Clerk of Court’s records of Lafourche Parish, Louisiana.

The terms of the Clovelly Participation Agreement is for the Issuer to pay ORX Resources $27,302.59 for the right and obligation to participate in the first test well drilled ( the “Initial Test Well”) on the Clovelly Prospect up to the “Casing Point” and ORX Resources agrees to transfer, assign and set over to this Issuer, it’s successors and assigns, an undivided ten percent (10%) of all of ORX’s right, title and interest in and to all oil, gas and mineral leases, farm-out agreements or other contracts currently owned by ORX Resources arising out of the production from the “Initial Test Well” within the boundaries of the Clovelly Prospect.

Risk Factors

An investment in our Common Shares must be considered speculative due to the nature of our business and the present stage of development of our oil and gas properties. In particular, the following risk factors apply:

- We may not be able to obtain the financial resources to complete our planned development programs, which may require the Company to dilute interest in its property.

We do not believe that we presently have sufficient financial resources to undertake all of the development required to develop our property into commercial production, nor have we determined what those financial resources would be. We may accelerate our exploration programs, depending on the results of our current undertakings, or acquire additional properties, which would require us to obtain additional financing. Our ability to complete the exploration, if warranted, of our properties depends on our ability to obtain additional financing through joint ventures, debt financing, equity financing or other means.

There is no assurance that we will obtain necessary additional financing to complete the exploration of any of our properties. Our failure to obtain additional financing on a timely basis or on terms favorable to us could result in the loss or substantial dilution of our interests (as existing or as proposed to be acquired) in our property as disclosed in this Form 10-KSB.

Page - 6

- We have a limited operating experience and a history of losses, which may affect our ability to obtain future financing.

The Company has historically incurred losses from its operations and has a limited history in the oil and gas business. As at January 31, 2005, the Company had a cumulative deficit of approximately $3,353,340. We cannot assure you that we will successfully implement our business plan or achieve profitability in the future. We have recently acquired oil and gas properties, and we are now producing material quantities of oil and gas and will continue to generate revenues during this fiscal year ending January 31, 2006.

-
We compete with large and small competitors to acquire oil and gas properties, enter into joint venture arrangements, hire and retain qualified personnel and service providers and obtain financing for our exploration programs, which may affect our ability to achieve commercial profitability.

Oil and gas exploration is intensely competitive and involves a high degree of risk. We cannot assure you that we will ever develop any of our properties into properties that produce sufficient quantities of oil and gas to be profitable. In our efforts to acquire properties, we compete with other companies that have greater resources. Many of these companies not only explore for and produce oil and gas, but also conduct refining and petroleum marketing operations on a worldwide basis.

Competition for producing properties, our ability to retain qualified personnel and our ability to complete our exploration programs will be affected by the amount of funds available to us, our ability to successfully identify oil and gas reserves, if any, and the actions of our competitors. We also may experience competition from development of alternative fuel sources.

- Oil and gas exploration involves risks, which could adversely affect our profitability.

We cannot assure you that commercial quantities of hydrocarbons will be recovered by us in the future or that our exploration programs will lead to the discovery of any commercially viable reserves. The marketability of any oil and gas acquired or discovered will be affected by numerous factors beyond our control, which include oil and gas price fluctuations, proximity and capacity of oil and gas pipelines and processing equipment and government regulations (including regulations relating to royalties, allowable production, importing and exporting of oil and gas, and environmental protection). In addition, hazards such as unusual or unexpected formations, pressures or other conditions are involved in drilling and operating wells. Our general policy is to purchase insurance in such amounts, as we consider adequate for our projects; however, we may be subject to liability for pollution, blow-outs or other hazards which we cannot insure against or which we may elect not to insure against because of high premium costs or other reasons. The payment of uninsured liabilities would reduce the funds available for drilling and production activities or could result in the loss of property.

- The expiration of licenses and leases could cause us to lose our interests in our mineral property prior to achieving commercial profitability.

Our property is held in the form of working interests in licenses and leases. If we or the holder of the license or lease fails to meet the specific requirements of each license or lease, the license or lease may terminate or expire. We cannot assure you that any of the obligations required to maintain each license or lease will be met. The termination or expiration of our licenses or leases or the working interests relating to our licenses or leases may have a material adverse effect on our results of operation and business.

Page - 7

- Potential conflicts of interest may divert the attention of our directors, officers and/or contractors from our business or affect their ability to dedicate their full attention to our business and exploration program.

Certain of our directors and officers are also directors, officers, contractors and/or employees of other companies engaged in oil and gas exploration. To the extent that such other companies may participate in ventures in which we may participate, our directors may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. In the event that such a conflict of interest arises at a meeting of our directors, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In appropriate cases, we will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict. From time to time several companies may participate in the acquisition, exploration of oil and gas properties thereby allowing for their participation in larger programs, permitting involvement in a greater number of programs and reducing financial exposure in respect of any one program. A particular company may assign all or a portion of its interest in a particular program to another of these companies due to the financial position of the company making the assignment.

- Our principal offices are located in British Columbia, and all of our directors and officers are non-U.S. residents, which may affect your ability to bring an action against us in the United States.

Our offices are located in the Province of British Columbia, Canada and all of our directors and officers are residents of Canada. Consequently, it may be difficult for United States investors to effect service of process within the United States upon us or upon these directors or officers, or to realize in the United States upon judgments of United States courts predicated upon civil liabilities under the United States Securities Exchange Act of 1934, as amended. A judgment of a U.S. court predicated solely upon such civil liabilities would probably be enforceable in Canada by a Canadian court if the U.S. court in which the judgment was obtained had jurisdiction, as determined by the Canadian court, in the matter. There is substantial doubt whether an original action could be brought successfully in Canada against any of such persons or us predicated solely upon such civil liabilities.

- Environmental regulation may increase the costs of production from our properties, which would affect our ability to earn a profit.

Hazards incident to the exploration of oil and gas properties such as accidental spills or leakage of petroleum liquids and other unforeseen conditions may be encountered by us. We may be subject to liability for pollution and other damages due to hazards which cannot be insured against due to prohibitive premium costs or for other reasons. Governmental regulations relating to environmental matters are subject to constant change and could increase the cost of exploration or require alteration or cessation of operations in certain areas.

Existing and possible future environmental legislation, regulations and actions could give rise to additional expense, capital expenditures, restrictions and delays in our activities, the extent of which cannot be predicted. Regulatory requirements and environmental standards are subject to constant evaluation and may be significantly increased, which could materially and adversely affect our business or our ability to develop and produce its properties on an economically feasible basis. The cost of compliance with changes in governmental regulations has the potential to reduce the profitability of operations.

Page - 8

-
We currently do not maintain a fund for restoring sites on which we drill wells or conduct production operations, which could require us to expend substantial resources in the future to restore these sites.

We do not maintain a fund for restoring production sites. Existing and possible future environmental legislation, regulations and actions could give rise to an obligation to restore the sites on which we drill wells or conduct production operations. The costs related to restoration or remediation efforts could be substantial and could have a material adverse affect on our business.

- Fluctuation and volatility of oil and gas prices may affect the commercial feasibility of our mineral properties and our ability to raise future financing on acceptable terms.

As with most other companies involved in resource exploration, we may be adversely affected by future increases in the costs of conducting exploration, development and resource extraction that may not be fully offset by increases in the price received on sale of the petroleum or natural gas.

Our revenues, profitability and future growth, if any, and the value of our oil and gas properties are substantially dependent on prevailing prices of oil and gas. Our ability to borrow and to obtain additional capital on attractive terms is also substantially dependent upon oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control. These factors include economic conditions in the United States and in Thailand, the actions of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of oil and gas would have an adverse effect on the value of our properties, borrowing capacity, revenues, profitability and cash flows from operations.

Over the last 10 years oil prices have fluctuated from US$10 to US$37 per barrel. In 2000, oil prices increased to up to US$37 per barrel after experiencing a significant decline to a low of approximately US$10 per barrel in 1997 due to the Asian financial crisis and other economic factors. Oil and gas prices could be significantly impacted if/when the Kyoto Protocol is enacted. The Kyoto Protocol requires Western countries, including the United States, to reduce the emission of hydrocarbons to below existing levels, increase the efficiency of the use of oil and its byproducts and reduce consumption. In the long term, we expect oil prices to increase with inflation, as well as with economic recovery in Asia and other parts of the world.

Volatile oil and gas prices make it difficult to estimate the value of producing properties for acquisition and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation projects.

Local, national and international economic conditions are beyond our control and may have a substantial adverse affect on our efforts. We cannot guard against the effects of these potential adverse conditions.

- Resources properties are subject to risks, which may require us to defend, enforce or undertake certain curative work to perfect rights in our properties.

It is our practice in acquiring oil and gas leases or interests in oil and gas leases to undergo the expense of retaining lawyers to fully examine the title to the interest to be placed under lease or already placed under lease as title opinions are the requirement of our lenders in the property acquisition.

Page - 9

Prior to the drilling a well for oil and gas, it is the normal practice of the oil and gas industry for the person or company acting as the operator of the well to hire a lawyer to examine the title to the spacing unit within which the proposed oil and gas well is to be drilled. Frequently, as a result of such examination, certain curative work must be done to correct deficiencies in the marketability of the title, and the curative work entails expense. The work might include obtaining affidavits of heirship or causing an estate to be administered.

- We depend on key personnel for our commercial success.

We depend on the expertise of our President, Peter Wilson, and certain other key engineers and consultants, and the loss of one or more of these individuals could have a material adverse effect on our business. Mr. Wilson provides services to us as consultant pursuant to verbal consulting agreements. We do not maintain key-person insurance policies on any of our executive officers.

- Title to oil and gas properties

The Company has taken and will continue to take all reasonable steps, in accordance with the laws and regulations of the jurisdictions in which its property is located, to ensure proper title of the property it may acquire in the future, either at the time of acquisition or prior to any major expenditures thereon. This, however, should not be construed as a guarantee of title. There are no assurances that the Company will obtain title. Both presently owned and after-acquired properties may be subject to prior unregistered agreements, transfers, land claims or other claims or interests and title may be affected by undetected defects. The Company will attempt to obtain clear title and obtain legal opinions commensurate to the intended level of expenditures required on areas that show promise. There can be no assurance, however, that the Company will be successful in doing so.

-	Government regulation

The current and future operations of the Company, including development activities and commencement of production on properties the Company may acquire, require permits from various federal, provincial, and local governmental authorities and such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, safety and other matters.

Any oil and gas operations involving the Company may be subject to environmental regulations promulgated by government agencies from time to time. Environmental legislation often includes provisions relating to restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and gas operations, which would result in environmental pollution. A breach of such legislation may result in imposition of fines and penalties. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner which means stricter standards and enforcement, and fines and penalties for non-compliance are more stringent. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with environmental legislation and changes in such legislation has a potential to reduce the profitability of operations below an acceptable level.

Stricter standards in environmental legislation may be imposed on the industry or the Company in the future, which could materially and adversely affect the business of the Issuer or its ability to develop its properties on an economic basis.

Page - 10

- Permits and Licenses

The operations of the Company may require licenses and permits from various governmental authorities. There can be no assurance that the Company will be able to obtain all necessary licenses and permits that may be required to carry out exploration, development and resource extraction operations on its properties.

- Uninsurable Risks

In the course of exploration, development and production of oil and gas properties, certain risks, and in particular, unexpected or unusual geological operating conditions including blow-outs, cave-ins, fires, flooding and earthquakes may occur. It is not always possible to fully insure against such risks and the Company may decide not to take out insurance against such risks as a result of high premiums or other reasons. Should such liabilities arise, they could reduce or eliminate any future profitability and result in increasing costs and a decline in the value of the securities of the Company.

Transfer Agent

As of the date of this Annual Report, the Company’s transfer agent is:

Madison Stock Transfer Inc.
P.O. Box 290-145
Brooklyn, NY, 11229-0145
Phone: 718-627-4453
Fax: 718-627-6341

Voluntary Reporting Contingency

We do not anticipate any contingency upon which we would voluntarily cease filing reports with the SEC, even though we are not required to do so. It is in our compelling interest to report our affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its qualification for the OTCBB.

Item 2. Description of Property.

On December 30, 2004, this Issuer entered into a Participation Agreement with ORX Resources, Inc., a Delaware corporation, with offices located at 400 Poydras Street, Suite 1100, New Orleans, Louisiana 70130, to participate with ORX Resources in the exploration and development of the “Clovelly Prospect.” The Clovelly Prospect is more fully described in the “Designation of Production Unit,” recorded December 2, 2004, Entry Number 971624 in the Clerk of Court’s records of Lafourche Parish, Louisiana.

Item 3. Legal Proceedings.

Management of the Company is not aware of any legal proceedings contemplated by any governmental authority or other party involving the Company or its subsidiaries or its properties. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings; or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company, its subsidiaries or its properties.

Page - 11

Item 4. Submission of Matters to a Vote of Security Holders.
None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Description of Securities. We are authorized to issue 200,000,000 shares of a single class of Common Voting Stock, of par value $0.001. There were 161,319,942 shares issued and outstanding on January 31, 2005. There are no preferred shares Issued and Outstanding.

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

Quarter ending	our quarter	high bid	low bid
Jan 04 April 04 July 04 Oct 04 Jan 05	4th 1st 2nd 3rd 4th	.32 .60 .47 .63 .17	.25 .41 .40 .38 .15

Page - 12

(c) Holders. Management calculates that the approximate number of shareholders of Record of the Company's Common Stock, as of January 31, 2005 was approximately 56 and the number of Beneficial Owners to be approximately 1200.

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

(e) Forward Stock Split
On February 09, 2004, at a meeting of the Board of Directors where the Board approved the licensing agreement, a Majority Share Action duly adopted and approved to affect a 1 for 4 forward split of the issued and outstanding common stock of the company, pursuant to Nevada Corporation Law Section 78.320.

On June 2, 2004, at a meeting of the Board of Directors where the Board approved the licensing agreement, a Majority Share Action duly adopted and approved to affect a 1 for 1.5 forward split of the issued and outstanding common stock of the company, pursuant to Nevada Corporation Law Section 78.320.

On November 26, 2004, at a meeting of the Board of Directors where the Board approved the licensing agreement, a Majority Share Action duly adopted and approved to affect a 1 for 2.6 forward split of the issued and outstanding common stock of the company, pursuant to Nevada Corporation Law Section 78.320.

(f) Securities Authorized for Issuance under Equity Compensation Plans
None.

(g) Sales of Unregistered Common Stock - Fiscal year ended January 2005.

As of the date of this Annual Report and during fiscal year ended January 31, 2005, the Company did not sell stock in private placement offerings, did not issue stock in exchange for debts of the Company.

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

Page - 13

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

Item 6. Management's Discussion and Analysis or Plan of Operation.

(a) Plan of Operation.

1. Historical. During 2004, the Company had been attempting to secure financing through the placement of equity to private and institutional sources, but due to the rapid deterioration of the junior capital markets and, in particular, the technology sectors, securing financing was minimal.

2. Material More Recent Events. Due to the difficulty is raising capital for launching the technologies of Sun Oil & Gas Corp., it was decided upon by the board of directors to search for a new sophisticated Board of Directors in an effort to revive the company into a viable operating entity.

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

Page - 14

The following discussions of the results of operations and financial position of the Company should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB.

(b) Results of Operations.

On December 30, 2004, this Issuer entered into a Participation Agreement with ORX Resources, Inc., a Delaware corporation, to participate with ORX Resources in the exploration and development of the “Clovelly Prospect.” The Clovelly Prospect is more fully described in the “Designation of Production Unit,” recorded December 2, 2004, Entry Number 971624 in the Clerk of Court’s records of Lafourche Parish, Louisiana.

The terms of the Clovelly Participation Agreement is for the Issuer to pay ORX Resources $27,302.59 for the right and obligation to participate in the first test well drilled ( the “Initial Test Well”) on the Clovelly Prospect up to the “Casing Point” and ORX Resources agrees to transfer, assign and set over to this Issuer, it’s successors and assigns, an undivided ten percent (10%) of all of ORX’s right, title and interest in and to all oil, gas and mineral leases, farm-out agreements or other contracts currently owned by ORX Resources arising out of the production from the “Initial Test Well” within the boundaries of the Clovelly Prospect.
The definition of “Casing Point” means the point in time when the Initial Test Well has been drilled to the objective depth specified and all open hole logging and testing have been conducted sufficient that an election can made to either run production casing and attempt to complete the well or plug and abandon the well.

If after completion of the Initial Test Well on the Clovelly Prospect up to the “Casing Point” proves that the “Initial Test Well” is a well capable of producing oil or gas in commercial quantities, the Issuer may elect, but is not obligated, and ORX Resources agrees to develop the rest of the Clovelly Prospect and all its formations at additional costs. If the Issuer elects to proceed with production beyond the “Casing Point” the Issuer is obligated to pay 10% of all the costs associated with production of the well.

Upon completion of this Participation Agreement of which the Issuer has the duty to perform their promise of paying approximately $27,302.59, this Issuer will file a subsequent Form 8-K announcing the completion of acquiring the 10% participation interest in the Clovelly Prospect.

(c) Off-Balance Sheet Arrangements

As of the date of this Annual Report, the Company does not have any off-balance sheet arrangements that have or are reasonably like to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

(d) Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles or GAAP in the United States. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Page - 15

Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that are our most critical accounting policies includes: recognition of transactions revenues and accounting for stock options and warrants.

(e) Revenue Recognition

The Company does not currently generate revenues. Would revenues be generated during fiscal year ended September 30, 2005, these revenues would be from contracts which generally last more than one year. Revenue would be recognized in accordance with Statement of Position (“SOP”) 98-7 when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the Company’s fee is fixed and determinable, and; (4) collectibility is probable.

(f) Accounting for Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated market value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and ratably for future services over the option-vesting period. If the Company followed SFAS 123, it would recognize compensation expense using a fair value method, such as Black-Scholes, to estimate the cost of equity instruments as of the date these awards are granted to employees. Any differences between the expense as calculated under SFAS 123 and that computed under APB No. 25 is disclosed on a pro forma basis in the notes to the consolidated financial statements.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF No. 96-18.

THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK

Page - 16

Item 7. Financial Statements.

The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statement".

Index to Financial Statements

Report of Independent Auditors

Consolidated Balance Sheets at January 31, 2005

Consolidated Statements of Operations for the years ended January 31, 2005 and 2004, and for the period from August 20, 1998 [Inception] to January 31, 2005

Consolidated Statements of Stockholders’ Equity [Deficit] and for the period from August 20, 1998 [Inception] to January 31, 2005

Consolidated Statements of Cash Flows for the years ended January 31, 2005 and 2004, and for the period from August 20, 1998 [Inception] to January 31, 2005

Notes to the Consolidated Financial Statements

Page - 17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Sun Oil & Gas Corp. and Subsidiaries
San Diego, California

We have audited the accompanying balance sheets of Sun Oil & Gas Corp. as of January 31, 2005 and 2004, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun Oil & Gas Corp. as of January 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit and has suffered recurring losses to date, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Chisholm Bierwolf & Nilson, LLC
Bountiful, Utah
May 11, 2005

Page - 18

SUN OIL & GAS CORP.
(formerly Gaofeng Gold Corp.)
(A Development Stage Company)
Balance Sheet

	January 31,	January 31,
ASSETS	2005	2004
CURRENT ASSETS

Cash	$-	$99,019

TOTAL CURRENT ASSETS	-	99,019

PROPERTY & EQUIPMENT, NET	-	-

TOTAL ASSETS	$-	$99,019

LIABILITIES & STOCKHOLDERS' EQUITY (DIFICIENCY)
CURRENT LIABILITIES

Accounts Payable	$32,302	$1,750
Accrued Interest	583	-
Accrued Directors' Fees	80,000	-

TOTAL CURRENT LIABILITIES	112,885	1,750

LONG - TERM LIABILITIES

Notes Payable	25,000	-

TOTAL LIABILITIES	137,885	1,750

STOCKHOLDERS' EQUITY (DEFICIENCY)

Preferred Stock, $.001 Par Value; Authorized 10,000,000
Shares; Issued and Outstanding, 400,000 Shares	400	-
Common Stock, $.001 Par Value; Authorized 200,000,000
Shares; Issued and Outstanding, 161,319,942 Shares
and 158,719,907 Shares respectively	161,319	158,719
Additional paid-in capital	3,053,736	2,206,736
Accumulated deficit during the development stage	(3,353,340)	(2,268,187)

Total Stockholders' Equity (Deficit)	(137,885)	97,268

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DIFICIENCY)	$-	$99,018
The accompanying notes are an integral part of these financial statements.

Page - 19

SUN OIL & GAS CORP.
(formerly Gaofeng Gold Corp.)
(A Development Stage Company)
Statements of Cash Flows

			From
			Inception on
			August 20,1998
	For the Year Ended		through
	January 31,		January 31,
	2005	2004	2005
Cash Flows from Operating Activities

Net Loss	$(1,085,153)	$(69,746)	$(3,353,340)
Adjustments to reconcile net loss to
net cash provided by operations:
Shares issued for services		60,000	246,143
Shares issued for accrued wages		165,000	165,000
Shares issued for debt			382,540
Shares issued for accrued interest			19,156
Notes payable issued for expenses			1,042,443
Depreciation and amortization	954,988		1,025,001
Increase (Decrease) in accrued liabilities	80,583	(165,000)	80,583
Decrease (Increase) in receivables			139,239
Increase (Decrease) in payables	30,551	3,730	30,551
Increase (Decrease) in advances		-	0

Net Cash (Used) Provided by Operating Activities	(19,031)	(6,016)	(222,684)

Cash Flows from Investing Activities
Cash paid for mining licensing agreement	(104,988)	-	(104,988)
Cash acquired from subsidiary	-	-	9,070
Cash contributed in distribution	-	-	(1,176)
Cash paid for property and equipment	-	-	(176,722)

Net Cash (Used) Provided by Investing Activities	(104,988)	-	(273,816)

Cash Flows from Financing Activities
Proceeds from notes payable	25,000	-	100,000
Issued common stock for cash		105,000	396,500

Net Cash (Used) Provided by Financing Activities	25,000	105,000	496,500

Net increase (decrease) in cash	(99,019)	98,984	-

Beginning Cash	99,019	35	-

Ending Cash	$-	$99,019	$-

Supplemental Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash activities

Shares issued for subsidiary	$-	$-	$960,000
Shares issued for services	$-	$60,000	$246,143
Shares issued for debt conversion	$-	$-	$-
Notes payable issued for expenses	$-	$-	$1,042,443
Shares issued for notes payable and interest	$-	$-	$1,640,374
Shares issued for accrued wages	$-	$165,000	$165,000
Forgiveness of accounts payable by shareholder	$-	$37,132	$37,132
Shares issued for mining license	$850,000	$-	$850,000
The accompanying notes are an integral part of these financial statements.

Page - 20

SUN OIL & GAS CORP.
(formerly Gaofeng Gold Corp.)
(A Development Stage Company)
Statement of Operations

			From
			Inception on
			August 20,1998
	For the Year Ended		through
	January 31,		January 31,
	2005	2004	2005

Revenues	$-	$-	$179,619

Amortization	954,988	-	954,988
General and Administrative	129,582	68,368	2,517,355

Total Expenses	1,084,570	68,368	3,472,343

Net Loss from Operations	(1,084,570)	(68,368)	(3,292,724)

Other Income (Expense)

Interest Expense	(583)	(1,378)	(60,616)

Total Other Income (Expense)	(583)	(1,378)	(60,616)

Net Income (Loss)	$(1,085,153)	$(69,746)	$(3,353,340)

Loss per Share	$(0.01)	$(0.00)	$(0.10)

Weighted Average
Shares Outstanding	158,719,913	50,567,030	33,529,765

The accompanying notes are an integral part of these financial statements.

Page - 21

SUN OIL & GAS CORP.
(formerly Gaofeng Gold Corp.)
(A Development Stage Company)
Stockholders' Equity

						Accumulated
						(Deficit)
	Issued		Issued			During the
	Preferred	Preferred	Common	Common	Additional	Development
	Stock	Stock	Stock	Stock	Paid-In	Stage	Total
	Shares	Amount$	Shares	Amount$	Capital$	$	$

Balances at August 20, 1998	-	-	-	-	-	-	-

August 1998 - common stock issued
for organization costs at $6,042	-	-	4,712,916	4,713	1,329	-	6,042

January 1999 - stock issued for cash	-	-	828,360	828	264,672	-	265,500

Net (Loss) for the year ended
July 31, 1999	-	-	-	-	-	(96,550)	(96,550)

Balance at July 31, 1999	-	-	5,541,276	5,541	266,001	(96,550)	174,992

April 2000 - stock issued for cash	-	-	162,240	162	25,838	-	26,000

Net (Loss) for the year ended
July 31, 2000	-	-	-	-	-	(91,992)	(91,992)

Balance at July 31, 2000	-	-	5,703,516	5,703	291,839	(188,542)	109,000

September 2000 - cancellation of shares	-	-	(1,872,000)	(1,872)	1,872	-	-

September 2000 - Distribution to
shareholders in spin-off	-	-	-	-	-	(95,530)	(95,530)

Net (Loss) for the period ended
January 31, 2001	-	-	-	-	-	(13,470)	(13,470)

Balance at January 31, 2001	-	-	3,831,516	3,831	293,711	(297,542)	-

February 2001 - cancellation of shares	-	-	(2,752,932)	(2,753)	(122,983)	-	(125,736)

October 2001 - stock issued for services	-	-	39,000	39	9,961	-	10,000

November 2001 - stock issued for debt	-	-	2,730,000	2,730	1,255,104	-	1,257,834

December 2001 - stock issued for
rounding	-	-	63	-	-	-	-

Net (Loss) for the year ended
January 31, 2002	-	-	-	-	-	(1,479,963)	(1,479,963)

Balance at January 31, 2002	-	-	3,847,647	3,847	1,435,793	(1,777,505)	(337,865)

April 2002 - Stock issued for services
with reference to recission of
acquisition of subsidiary	-	-	3,900,000	3,900	171,100	-	175,000

Shares issued for debt conversion	-	-	18,144,750	18,145	364,396	-	382,541

October 18, 2002 - stock issued for
rounding	-	-	227,510	227	915	-	1,142

Net (Loss) for the year ended
January 31, 2003	-	-	-	-	-	(420,936)	(420,936)

Balance at January 31, 2003	-	-	26,119,907	26,119	1,972,204	(2,198,441)	(200,118)

May 2003 - Capital contributed by
shareholder	-	-	-	-	37,132	-	37,132

November 2003 - stock issued for wages	-	-	23,400,000	23,400	201,600	-	225,000

December 2003 - stock issued for cash	-	-	109,200,000	109,200	(4,200)	-	105,000

Net (Loss) for the year ended
January 31, 2004	-	-	-	-	-	(69,746)	(69,746)

Balance at January 31, 2004	-	-	158,719,907	158,719	2,206,736	(2,268,187)	97,268

June 2004 - shares issued for
mining license	400,000	400	2,600,000	2,600	847,000	-	850,000

November 26, 2004 - stock issued for
rounding	-	-	35	-	-	-	-

Net (Loss) for the year ended
January 31, 2005	-	-	-	-	-	(1,085,153)	(1,085,153)

Balance at January 31, 2005	400,000	400	161,319,942	161,319	3,053,736	(3,353,340)	(137,885)

The accompanying notes are an integral part of these financial statements.

Page - 22

SUN OIL & GAS CORPORATION
(Formerly Gaofeng Gold Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2005 AND 2004

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Sun Oil & Gas Corporation (Formerly Gaofeng Gold Corp.) (the Company) was incorporated on August 20, 1998 under the laws of the State of Nevada as Editworks, Ltd. In 2001, the Company changed its name to Trilucent Technologies Corp. The Company changed its name to Anza Innovations, Inc. in 2003. In 2004, the Company changed its name to Gaofeng Gold Corp. and then later in 2004 to Sun Oil & Gas Corporation. The Company is currently engaged in gold mining and exploration for oil and gas.

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

For the years Ended January 31	From Inception August 20, 1998 through January 31,
2005	2004	2005

Income (loss) numerator	$ (1,085,153)	$ (69,746)	$(3,353,340)
Shares (denominator)	158,719,913	50,567,030	33,529,765

Fiscal Year End
The Company has elected a January 31 fiscal year end.

Provision for Income Taxes
No provision for income taxes has been recorded due to net operating loss carry forwards totaling approximately $3,350,000 that will be offset against future taxable income. These NOL carry forwards begin to expire in the year 2019. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forward will expire unused.

Page - 23

SUN OIL & GAS CORPORATION
(Formerly Gaofeng Gold Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2005 AND 2004

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Provision for Income Taxes (Cont’d)
Deferred tax assets and the valuation account is as follows at January 31, 2005 and 2004:

January 31
	2005	2004

Deferred tax asset:
NOL carry forward	$ 1,139,937	$ 770,775
Valuation allowance	(1,139,937)	(770,775)

Total	$ ----	$ ----

Revenue Recognition
Revenues will be recorded when earned. As of December 31, 2004, the Company had not earned any revenues in several years. Should the gold mine produce marketable ore, the Company will recognize revenues when the ore is sold. Oil and gas operations have not commenced however when and if such operations commence and hydrocarbons are produced in commercial quantities revenues will be recorded when the oil is gathered and or the gas is received at the gas plant.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impairment of Long-Lived Assets to Be Disposed
The Company continually monitors events and changes in circumstances that could indicate carrying amounts of Long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Page - 24

SUN OIL & GAS CORPORATION
(Formerly Gaofeng Gold Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2005 AND 2004

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

NOTE 4 - ACQUISITION AND RESCISSION OF ACQUISITION OF SUBSIDIARY

On February 27, 2001, the Board of Directors and shareholders of the Company approved a plan of reorganization and acquisition with TriLucent Technologies, Inc. (TTI), a private Nevada Company. Pursuant to the agreement the Company exchanged 249,600 shares of their common stock for all of the outstanding shares of TTI, increased the number of shares authorized to 100,000,000, and changed their name to TriLucent Technologies, Corporation. Also pursuant to the agreement, certain shareholders of the Company returned 688,233 shares of the Company’s common stock to facilitate the acquisition.

On January 31, 2002, the Board of Directors and shareholders of the Company approved a plan of rescission of the acquisition of TTI. Pursuant to the agreement, the Company exchanged the TTI shares which were acquired in the acquisition for their shares which were issued in the acquisition. The investment recorded on the date of the acquisition has been reversed and the inter-company accounts have been eliminated and recorded through additional paid in capital. The January 31, 2002 financial statements include the operations of TTI from February 27, 2001, the date of acquisition, to January 31, 2002, the date of the plan of rescission.

Page - 25

SUN OIL & GAS CORPORATION
(Formerly Gaofeng Gold Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2005 AND 2004

NOTE 5- REORGANIZATION AND SPIN-OFF

On September 1, 2000, the Board of Directors and shareholders of the Company approved a plan of reorganization and spin-off whereby the operations and assets of the Company were spun out to NetFilms, Inc., a subsidiary of the Company. The shareholders of the Company were then issued shares in NetFilms, Inc.

NOTE 6 - STOCK SPLIT

On November 26, 2004, the Company completed a 2.6 for 1 forward stock split. The financial statements have been retroactively restated for the stock split.

In June 2004, the Company completed a 1.5 for 1 forward. The financial statement have been retroactively restated for the stock split.

In October 2002, the Company completed a reverse stock split of 4 for 5. The financial statements have been retroactively restated for the stock split.

In April 2001 and November 2001, the Company completed a forward stock split of 2 for 1 and a reverse split of 1 for 100, respectively. The financial statements have been retroactively restated for the stock splits.

In September 2000, the Company completed a forward stock split of 10 for 1. The financial statements have been retroactively restated for the stock split.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the year ended January 31, 2004, the Company issued 6,000,000 shares of common stock to and officer in settlement of accrued wages of $225,000.

During the year ended January 31, 2004, a shareholder of the Company forgave an accounts payable of $37,132.

Page - 26

SUN OIL & GAS CORPORATION
(Formerly Gaofeng Gold Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2005 AND 2004

NOTE 8 - INVESTMENT IN CLOVELLY PROSPECT

On December 30, 2004 the Company entered into an agreement with ORX Resources to participate in the first test well to be drilled on the Clovelly Prospect located in Lafourche Parish, Louisiana. The Company agreed to pay ORX $27,303 for 10% of all ORX’s right, title and interest to all oil, gas and mineral leases, farm-out agreements or other contracts currently owned by ORX Resources within the boundaries of the Clovelly Prospect. If the “Initial Test Well” is capable of producing oil or gas in commercial quantities, the Company may elect to proceed with completion and be obligated to fund 10% of all costs associated with completing the well. As of January 31, 2005 the Company had not funded the investment in the Clovelly Prospect nor had it received an estimate of completion costs in the event the operator chooses the complete the “Initial Test Well”.

NOTE 9 - INVESTMENT IN GOLD MINING PROPERTY

In June 2004, the Company entered into a joint venture arrangement with Jiu Gao Feng Mining Industries Company Limited to jointly produce gold ore from mining properties located in China. The Company’s capitalized cost in the joint venture arrangement was $954,988. As of January 31, 2005, the mining joint venture had failed to produce gold ore in commercial quantities. The Company wrote down the carrying value of the joint venture to $-0-.

NOTE 10 - NOTE PAYABLE

In June 2004 the Company signed a 4% interest note payable. The note payable comes due on February 7, 2019 calling for the payment of principal and accrued interest through maturity.

NOTE 11 - RECENT PRONOUNCEMENTS

During the year ended December 31, 2003, the Company adopted the following accounting prono
•	SFAS No. 143, Accounting for Asset Retirement Obligations;
•	SFAS No. 145, Rescission of FASB Statements 4, 44, and 64, amendment of Statement 13, and Technical Corrections;
•	SFAS No. 146, Accounting for Exit or Disposal Activities;
•	SFAS No. 147, Acquisitions of certain Financial Institutions; and
•	SFAS No. 148, Accounting for Stock Based Compensation.
•	SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities;

Page - 27

SUN OIL & GAS CORPORATION
(Formerly Gaofeng Gold Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2005 AND 2004

NOTE 11 - RECENT PRONOUNCEMENTS-CONTINUED

•	SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In addition, during the year ended December 31, 2003, FASB Interpretations No. 45 and No. 46, along with various Emerging Issues Task Force Consensuses (EITF) were issued and adopted by the Company and had no impact on its financial statements.

These newly issued accounting pronouncements had no effect on the Company’s current financial statements and did not impact the Company.

NOTE 12 - STOCKHOLDERS’ EQUITY TRANSACTIONS

Preferred Stock
The Company is authorized to issue 10,000,000 $0.001 par value preferred shares.

In June 2004 as part of the investment in the gold mining joint venture the Company issued 400,000 preferred shares. The preferred shareholders are entitled to vote at meetings of stockholders and are entitled to vote their shares at 23.4 votes for each preferred share represented. Further, the preferred shares are convertible into common shares of the Company at the rate of 23.4 common shares for each preferred share surrendered. The preferred shares do not pay dividends and are convertible at any time at the election of the preferred shareholder. As of January 31, 2005, no preferred shares had been converted.

Common Stock
The Company is authorized to issue 200,000,000 $0.001 par value common shares.

In November 2004, the transfer agent for the Company issued 35 due to rounding associated with forward stock spits effectuated during 2004.

In June 2004, the Company issued 2,600,000 shares of its common shares as part of its investment in the gold mining joint venture.

In December 2003, the Company issued 109,200,000 shares of its common stock for $105,000 in cash.

Page - 28

SUN OIL & GAS CORPORATION
(Formerly Gaofeng Gold Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2005 AND 2004

NOTE 12 - STOCKHOLDERS’ EQUITY TRANSACTIONS-CONTINUED

Common Stock-Continued
In November 2003, the Company issued 23,400,000 common shares for back wages of $225,000.

In October 2002, the Company issued an additional 227,510 for rounding.

In 2002, the Company issued 18,144,750 common shares in satisfaction of $382,541 in debts.

In April 2002, the Company issued 3,900,000 common shares for $175,000 in services associated with rescinding the acquisition of a subsidiary.

In December 2001, the Company issued 63 common shares due to rounding.

In November 2001, the Company issued 2,730,000 common shares in satisfaction of $1,257,834 in liabilities.

In October 2001, the Company issued 39,000 common shares for $10,000 in services.

In February 2001, the Company cancelled 2,752,932 originally issued for $125,736.

In April 2000, the Company issued 162,240 common shares for $26,000 in cash.

In January 1999, the Company issued 828,360 common shares for cash of $265,500.

In August 1998, the Company issued 4,712,916 common shares for $6,042 in organization costs.

Page - 29

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure. None.

Item 8A. Controls and Procedures.

The Company, under the supervision of the President, has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within ninety (90) days of the filing date of this Annual Report. Based upon the results of this evaluation, the Company believes that they maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended. There have been no significant changes in the Company’s controls subsequent to the evaluation date.

There were no significant changes in the Company’s internal control or in other factors that could significantly affect the Company’s internal controls subsequent to the evaluation date.

PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

As of the date of this Annual Report, the directors and executive officers of the Company are as follows:

Name   Age   Position

    Peter Wilson        37           President & Chief Executive Officer

Biographies of Officers and Directors

PETER WILSON, Director. Mr. Wilson specializes in corporate development and the provision of structured project financing and senior management services to both public and private companies. He has over 11 years of successful public company finance experience and has previously been involved in the field of real estate merchant banking. In addition to his position with the Company, Mr. Wilson currently serves as Chief Financial Officer and Director of Azure Resources Corp. and as President of Sterling Grant Capital Inc., a private consulting company. Mr. Wilson has held senior positions in several publicly traded companies including Samoth Capital Corporation (Director of Corporate Development) and Samoth Equity Corporation (Vice-President).

Involvement in Certain Legal Proceedings

As of the date of this Annual Report, no director or executive officer of the Company is or has been involved in any legal proceeding concerning (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses) within the past five years; (iii) being subject to any order, judgment or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

Page - 30

Audit Committee

As of the date of this Annual Report, the Company has not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by the Board of Directors of the Company. When established, the audit committee's primary function will be to provide advice with respect to the Company's financial matters and to assist the Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor the Company's financial reporting process and internal control system; (ii) review and appraise the audit efforts of the Company's independent accountants; (iii) evaluate the Company's quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the Board of Directors.

The Board of Directors has considered whether the regulatory provision of non-audit services is compatible with maintaining the principal independent accountant's independence.

Audit Committee Financial Expert

As of the date of this Annual Report, the Board of Directors of the Company has determined that the Company does not have an audit committee financial expert nor does the Company have an audit committee.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and officers, and the persons who beneficially own more than ten percent of the Common Stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by the Company and on the representations of the reporting persons, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended January 31, 2005.

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

THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK

Page - 31

Summary Compensation, Table A. The disclosure of Executive compensation is provided in the tabular form required by the Securities and Exchange Commission, pursuant to Regulation 228.402.

				Long Term Compensation
	Annual Compensation			Awards		Payouts
a Name and Principal Position	b Year	c Salary ($)	d Bonus ($)	e Other Annual Compen-sation ($)	f Restricted Stock Awards ($)	g Securi-ties Under- lying Options SARs (#)	h LTIP Payouts ($)	i All Other Compen-sation ($)
Peter Wilson,	2005	$120,000	0	0	0	0	0	0
President	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

Item 11. Security Ownership of Certain Beneficial Owners and Management.

As of the date of this Annual Report, there are 100,812,252 shares of Common Stock issued and outstanding. The following table sets forth information as of the Record Date concerning: (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers, directors and key employees; and (iii) all executive officers and directors as a group. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares of Common Stock shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of beneficial Ownership	Percent of Class

Common Stock	Peter G. Wilson, President & CEO	-	-
875 Fairmile Road West Vancouver, BC, V7S 1R4

Common Stock	Khan C. Tran, former President & CEO	-	-

Common Stock	All officers and directors as a group (2 persons)	-	-

Page - 32

There are no arrangements or understandings among the entities and individuals referenced above or their respective associates concerning election of directors or other any other matters which may require shareholder approval.

Item 12. Certain Relationships and Related Transactions.

With the exception of the current month-to-month contractual relations between the Company and Mr. Wilson as described below, as of the date of this Annual Report, the Company has not entered into any contractual arrangements with related parties other than those transactions resulting primarily from advances made by related parties to the Company. The Board of Directors of the Company has not adopted or approved any policy regarding possible future transactions with related third parties.

The executive officers and directors of the Company may be engaged in other businesses, either individually or through partnerships and corporations in which they may have an interest, hold an office or serve on the boards of directors. The executive officers and directors of the Company may have other business interests to which they may devote a portion of their time. Certain conflicts of interest, therefore, may arise between the Company and its executive officers and directors. Such conflicts can be resolved through the exercise by such executive officers and directors of judgment consistent with their fiduciary duties to the Company. The executive officers and directors intend to resolve such conflicts in the best interests of the Company. Moreover, the executive officers and directors will devote his time to the affairs of the Company as they deem necessary.

Management Contract

A significant and estimated service agreement for the Company for fiscal year 2005 is the aggregate amount of $120,000 to be paid to the Company’s Officer and Director for consulting financial, managerial and technical services to the Company. See “Item 10. Executive Compensation” and “Item 12. Certain Relationships and Related Transactions.”

Indemnification Provisions

Section 78.7502 of the Nevada Revised Statutes contains provisions for indemnification of the officers and directors of the Company. Nevada law provides for indemnification (which may eliminate any personal liability of a director to the Company or its shareholders for monetary damages for gross negligence or lack of care in carrying out the director's fiduciary duties) if a director or officer acts in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of the Company. A director or officer may be indemnified as to any matter in which he successfully defends himself.

The officers and directors of the Company are accountable to the shareholders of the Company as fiduciaries, which means such officers and directors are required to exercise good faith and integrity in handling the Company's affairs.

A shareholder may be able to institute legal action on behalf of himself and all other similarly situated shareholders to recover damages where the Company has failed or refused to observe the law. Shareholders may, subject to applicable rules of civil procedure, be able to bring a class action or derivative suit to enforce their rights, including rights under certain federal and state securities laws and regulations. Shareholders who have suffered losses in connection with the purchase or sale of their interest in the Company due to a breach of a fiduciary duty by an officer or director of the Company in connection with such sale or purchase including, but not limited to, the misapplication by any such officer or director of the proceeds from the sale of any securities, may be able to recover such losses from the Company.

Page - 33

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense or any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

The Company has no agreements with any of its directors or executive officers providing for indemnification of any such persons with respect to liability arising out of their capacity or status as officers and directors.

At present, there is no pending litigation or proceeding involving a director or executive officers of the Company as to which indemnification is being sought.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following exhibits are filed as part of this Annual Report:

Exhibit 31 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

Exhibit 32 Certifications Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes -Oxley Act.

(b) Reports on Form 8-K:

(i)	Report on Form 8-K filed on February 18, 2004; Item 4. Change in Registrant Certifying Accountants; Item 5. Other Events.
(ii)	Report on Form 8-K filed on April 26, 2004; Item 6. Changes in Registrant’s Directors.
(iii)	Report on Form 8-K filed on May 28, 2004; Item 6. Changes in Registrant’s Directors.
(iv)	Report on Form 8-K filed on June 7, 2004; Item 2. Acquisition or Disposition of Assets.
(v)	Report on Form 8-K filed on June 22, 2004; Item 2. Acquisition or Disposition of Assets.
(vi)	Report on Form 8-K filed on July 01, 2004; Item 5. Other Events.
(vii)	Report on Form 8-K filed on November 17, 2004; Item 5. Other Event.
(viii)
Report on Form 8-K filed on January 4, 2005; Item 1.01. Entry into a Material Definitive Agreement; Item 2.03 Creation of a Direct financial Obligation; Item 5.03. Amendments to Articles of Incorporation; Item 8.01. Other Event.

Page - 34

ITEM 14. Professional Accountant Fees and Services

Audit Fees

During fiscal year ended January 31, 2005, the Company incurred approximately $ in fees to its principal independent accountant for professional services rendered in connection with preparation and audit of the Company's financial statements for fiscal year ended January 31, 2005 and for the review of the Company's financial statements for the fiscal quarters ended October 31, 2004 and July 31, 2004. The Company incurred approximately $ in fees to it’s current principal independent accountant for professional services rendered in connection with the review of the quarter ended October 31, 2004.

Financial Information Systems Design and Implementation Fees

During fiscal year ended January 31, 2005, the Company did not incur any fees for professional services rendered by its principal independent accountant for certain information technology services which may include, but is not limited to, operating or supervising or managing the Company's information or local area network or designing or implementing a hardware or software system that aggregate source data underlying the financial statements.

All Other Fees

During fiscal year ended January 31, 2005, the Company did not incur any other fees for professional services rendered by its principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

Sun Oil & Gas Corp.

Dated: May 15, 2005

By

/s/Peter G. Wilson
Peter G. Wilson
Sole Officer and Director

Page - 35

EXHIBIT 31

Page - 36

CERTIFICATIONS PURSUANT TO SECTION 302

I, Peter G. Wilson, certify that:

1. I have reviewed this Annual report on Form 10Q-SB of Sun Oil & Gas, Corp.;

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

Dated: May 16, 2005

/s/Peter G. Wilson
Peter G. Wilson
Sole Officer and Director

Page - 37

EXHIBIT 32

Page - 38

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF CUSTODIAN

In connection with the Annual Report of Sun Oil & Gas, Corp., a Nevada corporation (the "Company"), on 10-KSB for the period ended January 31, 2005 as filed with the Securities and Exchange Commission (the "Report"), I, Peter G. Wilson, President/Director of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 16, 2005

/s/Peter G. Wilson
Peter G. Wilson
Sole Officer and Director

Page - 39