Form 10QSB
period 2005-04-30
SUN OIL & GAS, INC
filed 2005-06-15
CIK 1076784

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-28767

For the Quarter ended April 30, 2005

Sun Oil & Gas Corp.
(formerly Gaofeng Gold, Corp.)

Nevada                         88-0403070
(Incorporation)                     (IRS Number)

Suite 900, 555 Burrard St. Vancouver, BC
Canada V7X 1M8
        (Zip Code)

Registrant's telephone number, including area code: 1-604-893-7022

As of 4/30/05: 161,319,942 Common shares issued and outstanding

Transitional Small Business Disclosure Format (check one): yes [ ] no [X]

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the three month period ended April 30, 2005, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

Page - 1

SUN OIL & GAS CORP.
(formerly Gaofeng Gold Corp.)
(A Development Stage Company)
Balance Sheet
(Unaudited)

	January 31,	January 31,
ASSETS	2005	2005
CURRENT ASSETS

Cash	$-	$-

TOTAL CURRENT ASSETS	-	-

PROPERTY & EQUIPMENT, NET	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY (DIFICIENCY)
CURRENT LIABILITIES

Accounts Payable	$32,302	$32,302
Accrued Interest	833	583
Accrued Directors' Fees	105,000	80,000

TOTAL CURRENT LIABILITIES	138,135	112,885

LONG - TERM LIABILITIES

Notes Payable	25,000	25,000

TOTAL LIABILITIES	163,135	137,885

STOCKHOLDERS' EQUITY (DEFICIENCY)

Preferred Stock, $.001 Par Value; Authorized 10,000,000
Shares; Issued and Outstanding, 400,000 Shares	400	400
Common Stock, $.001 Par Value; Authorized 200,000,000
Shares; Issued and Outstanding, 161,319,942 Shares
and 161,319,942 Shares respectively	161,319	161,319
Additional paid-in capital	3,053,736	3,053,736
Accumulated deficit during the development stage	(3,378,590)	(3,353,340)

Total Stockholders' Equity (Deficit)	(163,135)	(137,885)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DIFICIENCY)	$-	$-

The accompanying notes are an integral part of these financial statements.

Page - 2

SUN OIL & GAS CORP.
(formerly Gaofeng Gold Corp.)
(A Development Stage Company)
Statement of Operations
(Unaudited)

			From
			Inception on
			August 20,1998
	For the Three Months Ended		through
	April 30,		April 30,
	2005	2004	2005

Revenues	$ -	$ -	$ 179,619

Amortization	-	-	954,988
General and Administrative	25,000	8,195	2,542,355

Total Expenses	25,000	8,195	3,497,343

Net Loss from Operations	(25,000)	(8,195)	(3,317,724)

Other Income (Expense)

Interest Expense	(250)	-	(60,866)

Total Other Income (Expense)	(250)	-	(60,866)

Net Income (Loss)	$(25,250)	$(8,195)	$(3,378,590)

Loss per Share	$(0.00)	$(0.00)	$(0.08)

Weighted Average
Shares Outstanding	161,319,977	158,719,907	42,552,161

The accompanying notes are an integral part of these financial statements.

Page - 3

SUN OIL & GAS CORP.
(formerly Gaofeng Gold Corp.)
(A Development Stage Company)
Stockholders' Equity
(Unaudited)

						Accumulated
						(Deficit)
	Issued		Issued			During the
	Preferred	Preferred	Common	Common	Additional	Development
	Stock	Stock	Stock	Stock	Paid-In	Stage	Total
	Shares	Amount$	Shares	Amount$	Capital$	$	$

Balances at August 20, 1998	-	-	-	-	-	-	-

August 1998 - common stock issued
for organization costs at $6,042			4,712,916	4,713	1,329		6,042

January 1999 - stock issued for cash			828,360	828	264,672		265,500

Net (Loss) for the year ended
July 31, 1999						(96,550)	(96,550)

Balance at July 31, 1999	-	-	5,541,276	5,541	266,001	(96,550)	174,992

April 2000 - stock issued for cash			162,240	162	25,838		26,000

Net (Loss) for the year ended
July 31, 2000						(91,992)	(91,992)

Balance at July 31, 2000	-	-	5,703,516	5,703	291,839	(188,542)	109,000

September 2000 - cancellation of shares			(1,872,000)	(1,872)	1,872		-

September 2000 - Distribution to
shareholders in spin-off						(95,530)	(95,530)

Net (Loss) for the period ended
January 31, 2001						(13,470)	(13,470)

Balance at January 31, 2001	-	-	3,831,516	3,831	293,711	(297,542)	-

February 2001 - cancellation of shares			(2,752,932)	(2,753)	(122,983)		(125,736)

October 2001 - stock issued for services			39,000	39	9,961		10,000

November 2001 - stock issued for debt			2,730,000	2,730	1,255,104		1,257,834

December 2001 - stock issued for
rounding			63

Net (Loss) for the year ended
January 31, 2002						(1,479,963)	(1,479,963)

Balance at January 31, 2002	-	-	3,847,647	3,847	1,435,793	(1,777,505)	(337,865)

April 2002 - Stock issued for services
with reference to recission of
acquisition of subsidiary			3,900,000	3,900	171,100		175,000

Shares issued for debt conversion			18,144,750	18,145	364,396		382,541

October 18, 2002 - stock issued for
rounding			227,510	227	915		1,142

Net (Loss) for the year ended
January 31, 2003						(420,936)	(420,936)

Balance at January 31, 2003	-	-	26,119,907	26,119	1,972,204	(2,198,441)	(200,118)

May 2003 - Capital contributed by
shareholder					37,132		37,132

November 2003 - stock issued for wages			23,400,000	23,400	201,600		225,000

December 2003 - stock issued for cash			109,200,000	109,200	(4,200)		105,000

Net (Loss) for the year ended
January 31, 2004						(69,746)	(69,746)

Balance at January 31, 2004	-	-	158,719,907	158,719	2,206,736	(2,268,187)	97,268

June 2004 - shares issued for
mining license	400,000	400	2,600,000	2,600	847,000		850,000

November 26, 2004 - stock issued for
rounding			35				-

Net (Loss) for the year ended
January 31, 2005						(1,085,153)	(1,085,153)

Balance at January 31, 2005	400,000	400	161,319,942	161,319	3,053,736	(3,353,340)	(137,885)

Net (Loss) for the quarter ended
April 30, 2005						(25,250)	(25,250)

Balance at April 30, 2005	400,000	400	161,319,977	161,319	3,053,736	(4,463,743)	(1,248,288)

The accompanying notes are an integral part of these financial statements.

Page - 4

SUN OIL & GAS CORP.
(formerly Gaofeng Gold Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From
			Inception on
			August 20,1998
	For the Three Months Ended		through
	April 30		April 30,
	2005	2004	2005
Cash Flows from Operating Activities

Net Income (Loss)	$(25,250)	$(8,195)	$(3,378,590)
Adjustments to reconcile net loss to
net cash provided by operations:
Shares issued for services			246,143
Shares issued for accrued wages			165,000
Shares issued for debt			382,540
Shares issued for accrued interest			19,156
Notes payable issued for expenses			1,042,443
Depreciation and amortization			1,025,001
Increase (Decrease) in accrued liabilities	25,250	5,000	105,833
Decrease (Increase) in receivables			139,239
Increase (Decrease) in payables		3,195	30,551

Net Cash (Used) Provided by Operating Activities	-	-	(222,684)

Cash Flows from Investing Activities
Cash paid for mining licensing agreement	-	-	(104,988)
Cash acquired from subsidiary	-	-	9,070
Cash contributed in distribution	-	-	(1,176)
Cash paid for property and equipment	-	-	(176,722)

Net Cash (Used) Provided by Investing Activities	-	-	(273,816)

Cash Flows from Financing Activities
Proceeds from notes payable	-	-	100,000
Issued common stock for cash		-	396,500

Net Cash (Used) Provided by Financing Activities	-	-	496,500

Net increase (decrease) in cash	-	-	-

Beginning Cash	-	99,019	-

Ending Cash	$-	$99,019	$-

Supplemental Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash activities

Shares issued for subsidiary	$-	$-	$960,000
Shares issued for services	$-	$-	$246,143
Shares issued for debt conversion	$-	$-	$-
Notes payable issued for expenses	$-	$-	$1,042,443
Shares issued for notes payable and interest	$-	$-	$1,640,374
Shares issued for accrued wages	$-	$-	$165,000
Forgiveness of accounts payable by shareholder	$-	$-	$37,132
Shares issued for mining license	$-	$-	$850,000

The accompanying notes are an integral part of these financial statements.

Page - 5

Item 2. Discussion and Analysis or Plan of Operation.

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

Upon completion of this Participation Agreement the Issuer paid $27,302.59, representing a 10% deposit for the participation interest in the Clovelly Prospect.

To date, due to the lack of availability in obtaining a drill rig in this highly active oil and gas market, Sun Oil and Gas Inc. does not anticipate drilling of the Clovelly Prospect to commence before September 2005 but continues to review further opportunities in the Gulf of Mexico region.

We do not anticipate any contingency upon which we would voluntarily cease filing reports with the SEC, even though we may cease to be required to do so. It is in our compelling interest to report its affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its qualification for the OTCBB. We will continue to file required reports and will begin the evaluation of possible future corporate opportunities and may or may not find a target within the next twelve months. However, despite the freeze in corporate activity, our stockholders equity remains unchanged as reported on our annual report on Form 10-KSB for the year end January 31, 2005.

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

Page - 6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended October 31, 2004, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated: June 15, 2005

Sun Oil & Gas Corp.

/s/Peter G. Wilson
Peter G. Wilson
President/ director

Page - 7

Exhibit 31

Page - 8

 CERTIFICATIONS PURSUANT TO SECTION 302

I, Peter G. Wilson, certify that:

1. I have reviewed this Quarterly report on Form 10Q-SB of Sun Oil & Gas Corp.;

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

Dated: June 15, 2005

/s/Peter G. Wilson
Peter G. Wilson
President/ director

Page - 9

Exhibit 32

Page - 10

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CUSTODIAN

  In connection with the Quarterly Report of Sun Oil & Gas Corp., a Nevada corporation (the "Company"), on 10-QSB for the period ended April 30, 2005 as filed with the Securities and Exchange Commission (the "Report"), I, Peter G. Wilson, President/ director of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material  respects, the financial condition and results of operations of the Company.

Dated: June 15, 2005

/s/Peter G. Wilson
Peter G. Wilson
President/ director

Page - 11