Form 10QSB
period 2005-07-31
SUN OIL & GAS, INC
filed 2005-09-15
CIK 1076784

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-28767

For the Quarter ended July 31, 2005

Sun Oil & Gas Corp.
(formerly Gaofeng Gold, Corp.)

Nevada                 88-0403070
(Incorporation)                (IRS Number)

555 Burrard St., Suite 900,
Vancouver, BC, Canada             V7X 1M8
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code: (604) 893-7022

As of 4/30/05: 161,319,942 Common shares issued and outstanding

Transitional Small Business Disclosure Format (check one): yes [  ] no [X]

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the three and six month period ended July 31, 2005, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

Page - 1

SUN OIL & GAS CORP.
(formerly Gaofeng Gold Corp.)
(A Development Stage Company)
Balance Sheets
(Unaudited)

	July 31,	January 31
ASSETS	2005	2005
CURRENT ASSETS

Cash	$-	$-

TOTAL CURRENT ASSETS	-	-

PROPERTY & EQUIPMENT, NET	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY (DIFICIENCY)
CURRENT LIABILITIES

Accounts Payable	$121,903	$32,302
Accrued Interest	1,083	583
Accrued Compensation	130,000	80,000

TOTAL CURRENT LIABILITIES	252,986	112,885

LONG - TERM LIABILITIES

Notes Payable	25,000	25,000

TOTAL LIABILITIES	277,986	137,885

STOCKHOLDERS' EQUITY (DEFICIENCY)

Preferred Stock, $.001 Par Value; Authorized 10,000,000
Shares; Issued and Outstanding, 400,000 Shares	400	400
Common Stock, $.001 Par Value; Authorized 200,000,000
Shares; Issued and Outstanding, 161,319,942 Shares
and 161,319,942 Shares respectively	161,319	161,319
Additional paid-in capital	3,053,736	3,053,736
Retained Earnings (Deficit)	(3,493,441)	(3,353,340)

Total Stockholders' Equity (Deficit)	(277,986)	(137,885)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DIFICIENCY)	$-	$-

The accompanying notes are an integral part of these financial statements.

Page - 2

SUN OIL & GAS CORP.
(formerly Gaofang Gold)
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From
					Inception on
					August 20,1998
	For the Three Months Ended		For the Six Months Ended		through
	July 31,		July 31,		July 31,
	2005	2004	2005	2004	2005

Revenues	$-	$-	$-	$-	$179,619

Amortization	-	500,000	-	500,000	954,988
General and Administrative	114,601	28,495	139,601	36,690	2,656,956

Total Expenses	114,601	528,495	139,601	536,690	3,611,944

Net Loss from Operations	(114,601)	(528,495)	(139,601)	(536,690)	(3,432,325)

Other Income (Expense)

Interest Expense	(250)	(83)	(500)	(83)	(61,116)

Total Other Income (Expense)	(250)	(83)	(500)	(83)	(61,116)

Net Income (Loss)	$(114,851)	$(528,578)	$(140,101)	$(536,773)	$(3,493,441)

(Loss) per Share	$(0.00)	$(0.01)	$(0.00)	$(0.01)	$(0.07)

Weighted Average
Shares Outstanding	161,319,977	61,712,785	161,319,977	61,379,451	46,857,377

The accompanying notes are an integral part of these financial statements.

Page - 3

SUN OIL & GAS CORP.
(formerly Gaofeng Gold Corp.)
(A Development Stage Company)
Stockholders' Equity
(Unaudited)

						Accumulated
						(Deficit)
	Issued		Issued			During the
	Preferred	Preferred	Common	Common	Additional	Development
	Stock	Stock	Stock	Stock	Paid-In	Stage	Total
	Shares	Amount$	Shares	Amount$	Capital	$	$

Balances at August 20, 1998	-	-	-	-	-	-	-

August 1998 - common stock issued
for organization costs at $6,042			4,712,916	4,713	1,329		6,042

January 1999 - stock issued for cash			828,360	828	264,672		265,500

Net (Loss) for the year ended
July 31, 1999						(96,550)	(96,550)

Balance at July 31, 1999	-	-	5,541,276	5,541	266,001	(96,550)	174,992

April 2000 - stock issued for cash			162,240	162	25,838		26,000

Net (Loss) for the year ended
July 31, 2000						(91,992)	(91,992)

Balance at July 31, 2000	-	-	5,703,516	5,703	291,839	(188,542)	109,000

September 2000 - cancellation of shares			(1,872,000)	(1,872)	1,872		-

September 2000 - Distribution to
shareholders in spin-off						(95,530)	(95,530)

Net (Loss) for the period ended
January 31, 2001						(13,470)	(13,470)

Balance at January 31, 2001	-	-	3,831,516	3,831	293,711	(297,542)	-

February 2001 - cancellation of shares			(2,752,932)	(2,753)	(122,983)		(125,736)

October 2001 - stock issued for services			39,000	39	9,961		10,000

November 2001 - stock issued for debt			2,730,000	2,730	1,255,104		1,257,834

December 2001 - stock issued for
rounding			63

Net (Loss) for the year ended
January 31, 2002						(1,479,963)	(1,479,963)

Balance at January 31, 2002	-	-	3,847,647	3,847	1,435,793	(1,777,505)	(337,865)

April 2002 - Stock issued for services
with reference to recission of
acquisition of subsidiary			3,900,000	3,900	171,100		175,000

Shares issued for debt conversion			18,144,750	18,145	364,396		382,541

October 18, 2002 - stock issued for
rounding			227,510	227	915		1,142

The accompanying notes are an integral part of these financial statements.

Page - 4

SUN OIL & GAS CORP.
(formerly Gaofeng Gold Corp.)
(A Development Stage Company)
Stockholders' Equity
(Unaudited)
(continued)

Accumulated
(Deficit)
Issued		Issued			During the
Preferred	Preferred	Common	Common	Additional	Development
Stock	Stock	Stock	Stock	Paid-In	Stage	Total
Shares	Amount$	Shares	Amount$	Capital	$	$

Net (Loss) for the year ended
January 31, 2003						(420,936)	(420,936)

Balance at January 31, 2003	-	-	26,119,907	26,119	1,972,204	(2,198,441)	(200,118)

May 2003 - Capital contributed by
shareholder					37,132		37,132

November 2003 - stock issued for wages			23,400,000	23,400	201,600		225,000

December 2003 - stock issued for cash			109,200,000	109,200	(4,200)		105,000

Net (Loss) for the year ended
January 31, 2004						(69,746)	(69,746)

Balance at January 31, 2004	-	-	158,719,907	158,719	2,206,736	(2,268,187)	97,268

June 2004 - shares issued for
mining license	400,000	400	2,600,000	2,600	847,000		850,000

November 26, 2004 - stock issued for
rounding			35				-

Net (Loss) for the year ended
January 31, 2005						(1,085,153)	(1,085,153)

Balance at January 31, 2005	400,000	400	161,319,942	161,319	3,053,736	(3,353,340)	(137,885)

Net (Loss) for the quarter ended
April 30, 2005						(25,250)	(25,250)

Balance at April 30, 2005	400,000	400	161,319,977	161,319	3,053,736	(3,378,590)	(163,135)

Net (Loss) for the quarter ended
July 31, 2005						(114,851)	(114,851)

Balance at July 31, 2005	400,000	400	161,319,977	161,319	3,053,736	(3,493,441)	(277,986)

The accompanying notes are an integral part of these financial statements.

Page - 5

SUN OIL & GAS CORP.
(formerly Gaofeng Gold Corp.)
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

			From
			Inception on
			August 20,1998
	For the Six Months Ended		through
	July 31,		July 31,
	2005	2004	2005
Cash Flows from Operating Activities

Net Income (Loss)	$(140,101)	$(536,773)	$(3,493,441)
Adjustments to reconcile net loss to
net cash provided by operations:
Shares issued for services	-	-	246,143
Shares issued for accrued wages	-	-	165,000
Shares issued for debt	-	-	382,540
Shares issued for accrued interest	-	-	19,156
Notes payable issued for expenses	-	-	1,042,443
Depreciation and amortization	-	500,000	1,025,001
Increase (Decrease) in accrued liabilities	50,500	30,083	131,083
Decrease (Increase) in receivables	-	68	139,239
Increase (Decrease) in payables	89,601	-	120,152

Net Cash (Used) Provided by Operating Activities	-	(6,622)	(222,684)

Cash Flows from Investing Activities
Cash paid for mining licensing agreement	-	(104,988)	(104,988)
Cash acquired from subsidiary	-	-	9,070
Cash contributed in distribution	-	-	(1,176)
Cash paid for property and equipment	-	-	(176,722)

Net Cash (Used) Provided by Investing Activities	-	(104,988)	(273,816)

Cash Flows from Financing Activities
Proceeds from notes payable	-	25,000	100,000
Issued common stock for cash		-	396,500

Net Cash (Used) Provided by Financing Activities	-	25,000	496,500

Net increase (decrease) in cash	-	(86,610)	-

Beginning Cash	-	99,019	-

Ending Cash	$-	$12,409	$-

Supplemental Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash activities

Shares issued for subsidiary	$-	$-	$960,000
Shares issued for services	$-	$-	$246,143
Notes payable issued for expenses	$-	$-	$1,042,443
Shares issued for notes payable and interest	$-	$-	$1,640,374
Shares issued for accrued wages	$-	$-	$165,000
Forgiveness of accounts payable by shareholder	$-	$-	$37,132
Shares issued for mining license	$-	$-	$850,000

The accompanying notes are an integral part of these financial statements.

Page - 6

Sun Oil & Gas Corp.
(Formerly Gaofeng Gold Corp.)
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2005

NOTES TO FINANCIAL STATEMENTS

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

INVESTMENT IN CLOVELLY PROSPECT

On December 30, 2004 the Company entered into an agreement with ORX Resources to participate in the first test well to be drilled on the Clovelly Prospect located in Lafourche Parish, Louisiana. The Company agreed to pay ORX $27,303 for 10% of all ORX’s right, title and interest to all oil, gas and mineral leases, farm-out agreements or other contracts currently owned by ORX Resources within the boundaries of the Clovelly Prospect. If the “Initial Test Well” is capable of producing oil or gas in commercial quantities, the Company may elect to proceed with completion and be obligated to fund 10% of all costs associated with completing the well. As of April 30, 2005 the Company had not funded the investment in the Clovelly Prospect nor had it received an estimate of completion costs in the event the operator chooses to complete the “Initial Test Well”.

INVESTMENT IN GOLD MINING PROPERTY

In 2004, the Company entered into a joint venture arrangement with Jiu Gao Feng Mining Industries Company Limited to jointly produce gold ore from mining properties located in China. The Company’s capitalized cost in the joint venture arrangement was $954,988. The Company wrote down the carrying value of the joint venture to $-0-. As of April 30, 2005, the mining joint venture had not produced any commercial quantities of gold ore.

Page - 7

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

Sun Oil reported that the scheduled drill date of its 10% interest of the Clovelly field prospect was to commence immediately upon drill rig availability, expected sometime in June or July. Due to one of the interest holders in the prospect dropping out of the project, the Clovelly Field may not be drilled until the end of 2005. Further complications for this timeline have now been caused due to the devastation by Hurricane Katrina.

Additionally, the company wishes to advise its shareholders that it has begun distribution of its gas card dividend program. Sun Oil continues to actively pursue proven undeveloped exploration opportunities in the Gulf of Mexico region. Numerous properties have been and continue to be evaluated.

To date, due to the difficulty is raising capital for launching the participation of Sun Oil & Gas Corp., it was decided upon by the board of directors to search for a new sophisticated Board of Directors in an effort to revive the company into a viable operating entity.

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

Page - 8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended October 31, 2004, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated: September 14, 2005

Sun Oil & Gas Corp.

/s/
Peter G. Wilson
President/ director

Page - 9

Exhibit 31

CERITIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 10

 CERTIFICATIONS PURSUANT TO SECTION 302

I, Peter G. Wilson, certify that:

1. I have reviewed this annual report on Form 10-KSB of Sun Oil & Gas Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of circumstances under which such statements were made, nor misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods represented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)] for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer , including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Designed such internal control over financial reporting, or causes such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small bussiness issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation, and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: September 14, 2005

/s/Peter G. Wilson
Peter G. Wilson
President/ director

Page - 11

Exhibit 32

Page - 12

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CUSTODIAN

  In connection with the Quarterly Report of Sun Oil & Gas Corp., a Nevada corporation (the "Company"), on 10-QSB for the period ended July 31, 2005 as filed with the Securities and Exchange Commission (the "Report"), I, Peter G. Wilson, President/ director of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material  respects, the financial condition and results of operations of the Company.

Dated: September 14, 2005

/s/Peter G. Wilson
Peter G. Wilson
President/ director

Page - 13