Form 10QSB
period 2005-10-31
SUN OIL & GAS, INC
filed 2005-12-05
CIK 1076784

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2005.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                                          to                                         .
000-28767
(Commission File Number)
Sun Oil & Gas Corp.
(Exact name of registrant as specified in its charter)

Nevada (State of incorporation)	88-0403070 (IRS Employer Identification No.)

1177 West Hastings Street, Suite 1750, Vancouver BC, Canada (Address of principal executive offices)	V6E 2K3 (Zip Code)
(604) 683-2220
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of November 30, 2005 the latest practicable date, there were 32,264,062 shares of the Registrant’s common stock issued and outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
SUN OIL & GAS CORP.
(formerly Gaofeng Gold Corp.)
(A Development Stage Company)
Balance Sheet

	October 31,	January 31
	2005	2005
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$—	$—

TOTAL CURRENT ASSETS	—	—

PROPERTY & EQUIPMENT, NET	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS’ EQUITY (DIFICIENCY)
CURRENT LIABILITIES

Accounts Payable	$—	$32,302
Accrued Interest	—	583
Accrued Director’s Fees	—	80,000

TOTAL CURRENT LIABILITIES	—	112,885

LONG — TERM LIABILITIES

Notes Payable	—	25,000

TOTAL LIABILITIES	—	137,885

STOCKHOLDERS’ EQUITY( DIFICIENCY)

Preferred Stock, $.001 Par Value; Authorized 10,000,000 Shares; Issued and Outstanding, Zero Shares and 400,000 respectively	—	400
Common Stock, $.001 Par Value; Authorized 200,000,000 Shares; Issued and Outstanding, 32,264,062 and 32,264,062 Respectively	32,264	32,264
Additional paid-in capital	3,183,191	3,182,791
Retained Earnings (Deficit)	(3,215,455)	(3,353,340)

Total Stockholders’ Equity (Deficiency)	—	(137,885)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$—	$—

SUN OIL & GAS CORP.
(formerly Gaofang Gold)
(A Development Stage Company)
Statement of Operations
(Unaudited)

					From
					Inception
					On
	For the Three Months		For the Nine Months		August 20, 1998
	Ended		Ended		through
	October 31,		October 31,		October 31,
	2005	2004	2005	2004	2005
Revenues	$—	$—	$—	$—	$179,619

Amortization	—	—	—	500,000	954,988
General and Administrative	1,000	1,800	140,601	38,490	2,657,956

Total Expenses	1,000	1,800	140,601	538,490	3,612,944

Net Loss from Operations	(1,000)	(1,800)	(140,601)	(538,490)	(3,433,325)

Other Income (Expense)

Debt Forgiveness Income	279,153	—	279,153	—	279,153
Interest Expense	(167)	(83)	(667)	(167)	(61,283)

Total Other Income (Expense)	278,986	(83)	278,486	(167)	217,870

Net Income (Loss)	$277,986	$(1,883)	$137,885	$(538,657)	$(3,215,455)

Income (Loss) per Share	$0.01	$(0.00)	$0.00	$(0.04)	$(0.32)

Weighted Average Shares Outstanding	32,263,995	12,409,224	32,263,995	12,320,335	10,172,278

SUN OIL & GAS CORP.
(formerly Gaofeng Gold Corp.)
(A Development Stage Company)
Stockholders’ Equity
(Unaudited)

						Accumulated
						(Deficit)
	Issued		Issued			During the
	Preferred	Preferred	Common	Common	Additional	Development
	Stock	Stock	Stock	Stock	Paid-In	Stage	Total
	Shares	Amount$	Shares	Amount$	Capital$	$	$
Balances at August 20, 1998	—	—	—	—	—	—	-
August 1998 - common stock issued for organization costs at $6,042			942,583	943	5,099		6,042
January 1999 - stock issued for cash			165,672	166	265,334		265,500
Net (Loss) for the year ended July 31, 1999						(96,550)	(96,550)

Balance at July 31, 1999	—	—	1,108,255	1,109	270,433	(96,550)	174,992
April 2000 - stock issued for cash			32,448	32	25,968		26,000
Net (Loss) for the year ended July 31, 2000						(91,992)	(91,992)

Balance at July 31, 2000	—	—	1,140,703	1,141	296,401	(188,542)	109,000
September 2000 - cancellation of shares			(374,400)	(374)	374		—
September 2000 - Distribution to shareholders in spin-off						(95,530)	(95,530)
Net (Loss) for the period ended January 31, 2001						(13,470)	(13,470)

Balance at January 31, 2001	—	—	766,303	767	296,775	(297,542)	—

February 2001 - cancellation of shares			(550,586)	(551)	(125,185)		(125,736)
October 2001 - stock issued for services			7,800	8	9,992		10,000
November 2001 - stock issued for debt			546,000	546	1,257,288		1,257,834
December 2001 - stock issued for rounding			13
Net (Loss) for the year ended January 31, 2002						(1,479,963)	(1,479,963)

Balance at January 31, 2002	—	—	769,530	770	1,438,870	(1,777,505)	(337,865)

SUN OIL & GAS CORP.
(formerly Gaofeng Gold Corp.)
(A Development Stage Company)
Stockholders’ Equity-(cont’d)
(Unaudited)

						Accumulated
						(Deficit)
	Issued		Issued			During the
	Preferred	Preferred	Common	Common	Additional	Development
	Stock	Stock	Stock	Stock	Paid-In	Stage	Total
	Shares	Amount$	Shares	Amount$	Capital$	$	$
April 2002 - Stock issued for services with reference to recission of acquisition of subsidiary			780,000	780	174,220		175,000
Shares issued for debt conversion			3,628,950	3,629	378,912		382,541
October 18, 2002 - stock issued for rounding			45,502	45	1,097		1,142
Net (Loss) for the year ended January 31, 2003						(420,936)	(420,936)

Balance at January 31, 2003	—	—	5,223,982	5,224	1,993,099	(2,198,441)	(200,118)

May 2003 - Capital contributed by shareholder					37,132		37,132
November 2003 - stock issued for wages			4,680,000	4,680	220,320		225,000
December 2003 - stock issued for cash			21,840,000	21,840	83,160		105,000
Net (Loss) for the year ended January 31, 2004						(69,746)	(69,746)

Balance at January 31, 2004	—	—	31,743,982	31,744	2,333,711	(2,268,187)	97,268
June 2004 - shares issued for mining license	400,000	400	520,000	520	849,080		850,000
November 26, 2004 - stock issued for rounding			7				—
Net (Loss) for the year ended January 31, 2005						(1,085,153)	(1,085,153)

Balance at January 31, 2005	400,000	400	32,263,989	32,264	3,182,791	(3,353,340)	(137,885)

October 2005 - preferred shares cancelled	(400,000)	(400)			400
Rounding shares			73		400
Net Income for the period from February 1, 2005 through October 31, 2005						137,885	137,885

Balance at October 31, 2005	—	—	32,264,062	32,264	3,183,591	(3,215,455)	400

SUN OIL & GAS CORP.
(formerly Gaofeng Gold Corp.)
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

			From
			Inception on
			August 20, 1998
	For the Nine Months		through
	Ended		October 31,
	2005	2004	2005

Cash Flows from Operating Activities

Net Income (Loss)	$137,885	$(538,657)	$(3,215,455)

Adjustments to reconcile net loss to net cash provided by operations:
Shares issued for services	—	—	246,143
Shares issued for accrued wages	—	—	165,000
Shares issued for debt	—	—	382,540
Shares issued for accrued interest	—	—	19,156
Notes payable issued for expenses	—	—	1,042,443
Depreciation and amortization	—	500,000	1,025,001
Increase (Decrease) in accrued liabilities	(80,583)	30,167	—
Decrease (Increase) in receivables	—	—	139,239
Increase (Decrease) in payables	(32,302)	68	(1,751)

Net Cash (Used) Provided by Operating Activities	25,000	(8,422)	(197,684)

Cash Flows from Investing Activities

Cash paid for mining licensing agreement	—	(104,988)	(104,988)
Cash acquired from subsidiary	—	—	9,070
Cash contributed in distribution	—	—	(1,176)
Cash paid for property and equipment	—	—	(176,722)

Net Cash (Used) Provided by Investing Activities	—	(104,988)	(273,816)

Cash Flows from Financing Activities
Proceeds (payments) from/on notes payable	(25,000)	25,000	75,000
Issued common stock for cash			396,500

			From
			Inception on
			August 20, 1998
	For the Nine Months		through
	Ended		October 31,
	2005	2004	2005

Net Cash (Used) Provided by Financing Activities	(25,000)	25,000	471,500

Net increase (decrease) in cash	—	(88,410)	—

Beginning Cash	—	99,019	—

Ending Cash	$—	$10,609	$—

Supplemental Cash Flow Information
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

Non-cash activities
Shares issued for subsidiary	$—	$—	$960,000
Shares issued for services	$—	$—	$246,143
Notes payable issued for expenses	$—	$—	$1,042,443
Shares issued for notes payable and interest	$—	$—	$1,640,374
Shares issued for accrued wages	$—	$—	$165,000
Forgiveness of accounts payable by shareholder	$—	$—	$37,132
Shares issued for mining license	$—	$—	$850,000

Sun Oil & Gas Corp.
(Formerly Gaofeng Gold Corp.)
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2005
     NOTES TO FINANCIAL STATEMENTS
     Sun Oil & Gas Corp. (Formerly Gaofeng Gold Corp.) (the Company) was incorporated on August 20, 1998 under the laws of the State of Nevada as Editworks, Ltd. In 2001, the Company changed its name to Trilucent Technologies Corp. The Company changed its name to Anza Innovations, Inc. in 2003. In 2004, the Company changed its name to Gaofeng Gold Corp. and then later in 2004 to Sun Oil & Gas Corporation. The Company currently has no operations.
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
     INVESTMENT IN CLOVELLY PROSPECT
     On December 30, 2004 the Company entered into an agreement with ORX Resources to participate in the first test well to be drilled on the Clovelly Prospect located in Lafourche Parish, Louisiana. The Company agreed to pay ORX $27,303 for 10% of all ORX’s right, title and interest to all oil, gas and mineral leases, farm-out agreements or other contracts currently owned by ORX Resources within the boundaries of the Clovelly Prospect. If the “Initial Test Well” is capable of producing oil or gas in commercial quantities, the Company may elect to proceed with completion and be obligated to fund 10% of all costs associated with completing the well. As of October 31, 2005 the Company had not funded the investment in the Clovelly Prospect and the agreement had been rescinded by the Company and ORX Resources.
     INVESTMENT IN GOLD MINING PROPERTY
     In 2004, the Company entered into a joint venture arrangement with Jiu Gao Feng Mining Industries Company Limited to jointly produce gold ore from mining properties located in China. The Company’s capitalized cost in the joint venture arrangement was $954,988. The Company wrote down the carrying value of the joint venture to $-0-. As of October 31, 2005, the mining joint venture had not produced any commercial quantities of gold ore.
     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
     On or about October 17, 2005, certain creditors of the Company agreed to foregive the amounts owing to them in the aggregate amount of $279,153 which has created a Debt forgiveness Income.
     PREFERRED STOCK
     On or about October 17, 2005, the holder of 400,000 shares of the Company’s preferred shares returned those shares to the Company for cancellation.

     COMMON STOCK
     During the quarter ended October 31, 2005, the Company decreased the number of issued and outstanding shares of its $0.001 par value common shares through a one for five reverse split of shares.
Item 2. Management’s Discussion and Analysis or Plan of Operation.
     Recent Developments
     On October 17, 2005, Hanzhong Fang and China U.S. Bridge Capital, Ltd. acquired approximately 74.3% of the issued and outstanding shares of our common stock, and thereby acquired control of our company. A copy of the stock purchase agreement for their acquisition was filed as exhibit 10.1 to our current report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2005.
     In connection with the stock acquisition, Zhenggang Wang and Jimei Liu were appointed to our board of directors and Peter G. Wilson resigned from our board of directors. In addition, also in connection with the stock acquisition, Mr. Wang was appointed as our chairman of the board and chief executive officer, and Jian Liu was appointed as our chief financial officer.
     Our new management team does not intend to pursue the plan of operation pursued by our old management team. As discussed below, our new management team intends to transform the company by merging it with a Chinese operating company in the telecommunications industry, with our company being the surviving entity.
     Plan of Operation
     For the next twelve months, our plan of operation is to seek a Chinese operating company with which we can merge our company. In anticipation of potentially merging the company with a Chinese telecommunications company, we will change the company’s name from Sun Oil & Gas Corp. to China 3C Group. We expect the name change to be implemented on or about December 19, 2005.
     At this time, we believe that Yong Xin Digital Technology Company Limited, a Chinese company operating in the telecommunications industry, is the most likely prospective merger candidate. The company and Yong Xin Digital Technology Company Limited have not entered into a letter of intent, and they do not have any other formal understanding or agreement between them concerning the proposed merger. There can be no assurance that the company will enter into any agreement for a merger with Yong Xin Digital Technology Company Limited or any other company, or that the company will ever enter into the telecommunications industry.
     Mr. Wang, our chairman of the board and chief executive officer, owns and controls Yong Xin Digital Technology Company Limited and serves as its chairman of the board and chief executive officer. In addition, Jian Liu, our chief financial officer, is the chief financial officer of Yong Xin Digital Technology Company Limited, and Jimei Liu, a member of our board of directors, serves as a senior manager with Yong Xin Digital Technology Company Limited.

     As the company is not currently conducting any operations, its cash requirements are minimal. For the next twelve months, the company intends to satisfy its cash requirements by utilizing the resources of its controlling stockholders.
     Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Item 3. Controls and Procedures.
     Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2005 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures are effective. There were no significant changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     There is nothing to report under this item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     There is nothing to report under this item.
Item 3. Defaults Upon Senior Securities.
     There is nothing to report under this item.
Item 4. Submission of Matters to a Vote of Security Holders.
     There is nothing to report under this item.

Item 5. Other Information.
     There is nothing to report under this item.
Item 6. Exhibits.

Exhibit	Description
31.1	Certification of principal executive officer

31.2	Certification of principal financial officer

32	Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 2, 2005	SUN OIL & GAS CORP.

/s/ Zhenggang Wang

Zhenggang Wang
Chairman of the Board &
Chief Executive Officer
(Principal Executive Officer)

/s/ Jian Liu

Jian Liu
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of principal executive officer

31.2	Certification of principal financial officer

32	Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002