Form 10KSB
period 2005-12-31
China 3C Group
filed 2006-04-10
CIK 1076784

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended -
OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from February 1, 2005 to December 31, 2005

Commission file number 000-28767

CHINA 3C GROUP
(Name of Small Business Issuer in Its Charter)

NEVADA	88-0403070
(State or Other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

368 HuShu Nan Road
HangZhou City, Zhejiang Province, China 310014
(Address of Principal Executive Offices, including zip code.)

086-0571-88381700
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ྑ

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State issuer's revenues for the year ended December 31, 2005: $32,588,634.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity. As of April 3, 2006, the value was $92,815,368.

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 3, 2006 there were 48,850,194 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

Index to Consolidated Financial Statements

-i-

Index to Consolidated Financial Statements

Forward Looking Statements

We have included and from time to time may make in our public filings, press releases or other public statements, certain statements, including, without limitation, those under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7. In some cases these statements are identifiable through the use of words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "target," "can," "could," "may," "should," "will," "would" and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

China 3C Group (formerly Sun Oil & Gas Corp.) (the “Company”, “we”, “us”) was incorporated on August 20, 1998 under the laws of the State of Nevada as Editworks, Ltd. In 2001, the Company changed its name to Trilucent Technologies Corp. The Company changed its name to Anza Innovations, Inc. in 2003. In 2004, the Company changed its name to Gaofeng Gold Corp. and then later in 2004 to Sun Oil & Gas Corporation. In December 2005, in connection with the Merger Transaction described below, we changed our name to China 3C Group, to more accurately reflect the business of the Company.

On October 17, 2005, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with EH&P Investments AG, John D. Swain, Fred Holcapek, PH Holding Group, Ma Cheng Ji, Zhou Wei, Zeng Xiu Lan, Gu Xiao Dong, Jacksonville Management Ltd., Colin Wilson, Alliance Capital Management, Inc., Hanzhong Fang and China U.S. Bridge Capital, Ltd. There were no material relationships between us or our affiliates and any of the parties to the Stock Purchase Agreement, other than in respect of the Stock Purchase Agreement.

Pursuant to the terms and conditions of the Stock Purchase Agreement, Hanzhong Fang and China U.S. Bridge Capital, Ltd. acquired an aggregate of 23,980,461 shares of our common stock from EH&P Investments AG, John D. Swain, Fred Holcapek, PH Holding Group, Ma Cheng Ji, Zhou Wei, Zeng Xiu Lan, Gu Xiao Dong, Jacksonville Management Ltd., Colin Wilson and Alliance Capital Management, Inc. representing approximately 74.3% of the issued and outstanding shares of our common stock at the time.

On December 21, 2005, we entered into a guarantee contract with Shenzhen Shiji Ruicheng Guaranty and Investment Co. Ltd. (the “Guarantee Contract”). Pursuant to the terms of the Guarantee Contract, Shenzhen Shiji Ruicheng Guaranty and Investment Co. Ltd. (the “Guarantee Company”) provided us with certain guarantee services relating to the Merger Transaction (as defined below). In exchange for these services, we issued 2,256,795 shares of our common stock the Guarantee Company. There are no material relationships between us or our affiliates and the Guarantee Company, other than in respect of the Guarantee Contract.

Index to Consolidated Financial Statements

The Merger

On December 21, 2005, we entered into an agreement and plan of merger with YX Acquisition Corporation (“YXAC”), Capital Future Development Limited (“CFDL”), Zhenggang Wang, Yimin Zhang, Weiyi Lv, Xiaochun Wang, Zhongsheng Bao, Simple (Hongkong) Investment & Management Company Limited, First Capital Limited, Shenzhen Dingyi Investment & Consulting Limited and China US Bridge Capital Limited (the “Merger Agreement”).  The transaction described in the Merger Agreement is referred to as the “Merger Transaction.

Pursuant to the Merger Agreement, CFDL merged with and into YXAC, with CFDL as the surviving entity and became a wholly owned subsidiary of China 3C Group. The CFDL shareholders received an aggregate of 35,000,000 newly issued shares of the Company’s common stock, which were divided proportionally among the CFDL Shareholders in accordance with their respective ownership interests in CFDL immediately before the completion Merger Transaction, and aggregate cash consideration of $500,000, divided proportionally among the CFDL Shareholders in accordance with their respective ownership interest in CFDL immediately before the completion Merger Transaction and payable no later than the first anniversary of the Merger Transaction pursuant to nine interest-free promissory notes.

China 3C Group owns 100% of the capital stock of Capital Future Development Limited (“CFDL)”. CFDL owns 100% of the capital stock of Zhejiang Yong Xin Digital Technology Company Limited (“ZYXD”). ZYXD owns 90% and Yiwu Yong Xin Telecommunication Company, Limited (“YYXC”) owns 10% of the capital stock of Hangzhou Wang Da Electronics Company, Limited (“HWDA”). ZYXD owns 90% and HDWA owns 10% of YYXC. Collectively the five corporations are referred to as the Company.

YX Acquisition Corporation (“YXAC”)

YXAC was incorporated in December 2005 under the laws of the State of Nevada and a wholly owned subsidiary of the Company formed specifically for the purpose of completing the Merger Transaction.

Capital Future Development Limited (“CFDL”)

CFDL was incorporated on July 22, 2004 under the laws of the British Virgin Islands and a holding company that owns all of the issued and outstanding stock of Zhejiang Yong Xin Digital Technology Company Limited. As a result of the closing of the Merger Transaction CFDL became a wholly owned subsidiary of the Company.

Zhejiang Yong Xin Digital Technology Company Limited (“ZYXD”)

ZYXD was incorporated on July 11, 2005 under the laws of the Peoples Republic of China, and owns 90% of the issued and outstanding capital stock of each of Hangzhou Wang Da Electronics Company, Limited (“HWDA”) and Yiwu Yong Xin Telecommunication Company, Limited (“YYXC”). In 2001, ZYXD started its fax machine distribution business and is currently an authorized agent for many well known brand fax machines. ZYXD entered into the cell phone market in 2003, and is currently authorized agent for Chinese brands like Sang Da, Da Xian, and Jin Zhen cell phones.

Index to Consolidated Financial Statements

ZYXD is a large-scale enterprise integrating the selling, circulation and modern logistics of 3C products (communication products, information technology (“IT”) products and digital products) in China. ZYXD distributes products to both first and second tier retailers in China. First tier retailers are defined as large retailing business centers and second tier retailers are defined as small individual retail stores. ZYXD allocates its distribution channels according to the size and population of the cities in which the retailers are located, which mean that it distributes products mainly to second tier retailers in bigger Chinese cities that have larger populations and it distributes products to first tier retailers in smaller Chinese cities that have relatively smaller populations.

ZYXD does not have a research and development department and does not initiate any advertising or promotion activities on the products because it is not the manufacturer. However, ZYXD coordinates with the promotional activities initiated or planned by the product manufacturers. ZYXD prefers to focus on circulation and distribution activity and thereby eliminate unnecessary expenses.

ZYXD manages credit risk by having its own credit system with the retailer customers. ZYXD provides different policies or benefits on the payment and credit period according to different credit level of the customers.

ZYXD’s strategy is to combine the distribution channel with the chain stores, selling telecommunication products, digital products, and IT products. The sales of ZYXD are primarily focusing in East China. ZYXD’s plan is to move out from the cord telephones market, focus on fax machines, cell phones and other digital and IT products throughout China.

ZYXD strictly follows all the China state regulations regarding after sales services, including policies allowing products to be returned and exchanged within seven days, providing a one-year repair guarantee, and having specialists focus on after sales services.

Competition

The main competitors of ZYXD include Hangzhou Guang Tong Company, Hangzhou Yin Dun Company, Hangzhou Qing Teng Company, Hangzhou Si Tong Company, and Zhejiang Shen You Electrical Appliance Company.

Distribution Channel Management

Distribution Channel Management is the integration of key business processes from end user through to original suppliers that provide products, services and information that add value for customers and other stakeholders. In the fax machine industry, ZYXD distributes to both first and second tier retailer businesses. ZYXD allocates the channel according to the size of the cities, for example, in some areas like Jinhua, Zhaoxing, Hangzhou, etc, ZYXD will distribute to small retailers. In other areas, the distribution will go to big retailer business center, thus cutting the cost of shipping and enables the products to reach all areas.

Index to Consolidated Financial Statements

Hangzhou Wang Da Electronics Company, Limited (“HWDA”)

HWDA was incorporated on March 30, 1998 under the laws of the Peoples Republic of China. HWDA is an authorized sales agent focusing on the selling, circulation and modern logistics of cell phones, cell phones products, IT products (including notebook or laptop computers), and digital products (including digital cameras, digital camcorders, MP3 players, PDAs, flash disks, and removable hard disks) in China.

Suppliers and Customers

The five largest suppliers for HWDA are Shenzhen Sang Da Hui Tong Electronics Company Limited, Shenzhen Yang Guang Xin Ke Digital Technology Company Limited, Shenzhen Jie Pu Lin Holding Company Limited, Shenzhen Lian Sheng (Shi Dai) Technology Company Limited, and Hangzhou Wei Hua Communication Equipment Company Limited. The five largest customers for HWDA are Tai Zhou Yi Tong Communication Equipment Company Limited, Wen Zhou Heng Da Electronics Company Limited, Shao Xing Yin Hai Cell Phones Market, Shao Xing Peng Fei Communication Equipment Company Limited, and Ci Xi Guang Da Communication Equipment Company Limited.

Yiwu Yong Xin Telecommunication Company, Limited (“YYXC”)

YYXC was a incorporated on July 18, 1997 under the laws of the Peoples Republic of China. YYXC is an authorized sales agent, focusing on the selling, circulation and modern logistics of fax machines and cord phone products in China. YYXC mainly focuses in Philips fax machines and China’s number one local brand Feng Da and CJT fax machines.

Suppliers and Customers

The five largest suppliers for YYXC are Guangdong Feng Da High Technology Company Limited, Hangzhou Sen Rui Da Trading Company Limited, Shanghai Rong Duo Trading Company Limited, Shanghai Zhong Fang Electronics Company Limited, and Ningbo Zhong Xun Electronics Company Limited. The five largest customers for YYXC are Shanghai Guo Mei Electrical Appliance Company Limited, Shanghai Jin Jiang Mai De Long Shopping Mall Company Limited, Tai Zhou Shi Road Qiao Bo Xiong Electrical Appliance Company Limited, Ningbo Hao You Duo Department Store Company Limited (Ningbo Branch), and An Qing Mei Sheng Communication (An Qing Heng Da Technology Company Limited).

Employees

The Company currently has 132 employees, all of which are full time employees located in China. ZYXD has 35 employees, YYXC has 64 employees, and HWDA has 33 employees.

Index to Consolidated Financial Statements

ITEM 2. DESCRIPTION OF PROPERTY.

The Company does not own any real estate properties; all of the properties are leased.

HWDA has two physical locations in Hangzhou City; Room 402, Unit 2, Building 1, No. 356, HuShu Nan Road, HangZhou City, ZheJiang Province, China 310014 and Room 302 — 302, Unit 3, Building 28, Chuang Ji Xin Village, Hangzhou City, Zhejiang Province, China 310014. HWDA leases both locations. HWDA uses the first location as its office space and warehouse, and the other location for its staff.

YYXC has three physical locations in Yiwu City; 592 JiangDong Zhong Road, YiWu City, ZheJiang Province, China 322000, Room 501, No. 17, Lane 258, ZhuZHou Road, Yiwu City, ZheJiang Province, China 322000 and Room 402, No. 25, Lane 8, HeiLongJiang Road, Yiwu City, ZheJiang Province, China 322000. YYXC leases all three locations. YYXC uses the first location as its office space and warehouse, and the two other locations for its staff.

ITEM 3. LEGAL PROCEEDINGS.

Neither the Company nor its property is a party to any pending legal proceeding. The Company’s management does not believe that there are any proceedings to which any director, officer, or affiliate of the Company, any owner of record of beneficially held or owner of more than five percent (5%) of the Company’s common stock, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company, or has a material interest adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the stockholders in the fourth quarter of 2005 required to be disclosed.

Index to Consolidated Financial Statements

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company’s common stock is traded on the OTCBB under the symbol “CHCG.OB.” Prior to December 19, 2005, the Company’s common stock was traded on the OTCBB under the symbol “SUNO.OB.” The following table sets forth the range of quarterly high and low closing bids of the common stock as reported during the years ending December 31, 2005 and December 31, 2004:

	low bid*	high bid*
2004
quarter ended March	$1.92	$20.51
quarter ended June	$10.51	$15.38
quarter ended September	$13.46	$20.00
quarter ended December	$11.15	$23.85

2005
quarter ended March	$13.50	$21.50
quarter ended June	$3.50	$16.50
quarter ended September	$2.00	$7.50
quarter ended December	$1.20	$7.60

*	The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The Reverse Stock Split

On December 19, 2005 the Company amended its Articles of Incorporation to effect a one (1) for (20) reverse stock split. The Board of Directors and the stockholders holding a majority of the outstanding shares of common stock of the Company approved such action.

Stockholders

As of the close of business on December 31, 2005, there were approximately 203 holders of record of the Company’s common stockhowever, we believe that there are additional beneficial owners of our common stock who own their shares in "street name."

Dividends

The Company's two operating subsidiaries in China paid $525,460 in dividends during 2005.  The Company has no plans to declare cash dividends on its common stock in the future.  There are no restrictions that limit the ability of the Company to declare cash dividends on our common stock and the Company does not believe that there are any that are likely to do so in the future.

Index to Consolidated Financial Statements

Securities authorized for issuance under equity compensation plans

The following is a summary of all of our equity compensation plans as of December 31, 2005.

Plan Category		Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
		(a)		(b)		(c)
Equity Compensation Plans Approved by Securityholders		5,000,000	(1)(2)	N/A	(2)	20,000	(2)
Equity Compensation Plans Not Approved by Securityholders	(3)	4,000,000		$.10		0

(1)
Pursuant to the terms of the China 3C Group 2005 Equity Incentive Plan, 5,000,000 shares of our Common Stock are available for grant (both incentive stock options and non-qualified stock options), and/or issuance.

(2)
On December 21, 2005 the Board of Directors approved the grant to seven individuals, an aggregate of 4,980,000 shares of Common Stock under the China 3C Group 2005 Equity Incentive Plan. These grants were not deemed effective until March 10, 2006.

(3)	Includes warrants to purchase 4,000,000 shares of common stock at an exercise price of $.10 per share issued on December 20, 2005 to two individuals.

Repurchase of Securities

We did not repurchase any of shares of our common stock during the fourth quarter of 2005.

Recent Sales of Unregistered Securities

On December 20, 2005, the Company entered into a subscription agreement with Huiqi Xu (the “Subscription Agreement”). Pursuant to the terms of the Subscription Agreement, the Company issued and sold 1,000,000 shares of its common stock to Mr. Xu in a private placement exempt from the registration requirements of Section 5 of the Securities Act of 1933. The Company sold the shares at a price of $0.10 per share, for aggregate offering consideration of $100,000.

On December 20, 2005, the Company entered into a consulting agreement with Wen-An Chen and Huoqing Yang (the “Consulting Agreement.”) Pursuant to the terms of the Consulting Agreement, Mr. Chen and Mr. Yang will provide the Company with certain financial consulting services. In exchange for these services, the Company issued Mr. Chen and Mr. Yang a warrant to purchase an aggregate of 4,000,000 shares of the Company’s common stock, exercisable immediately, at an exercise price of $0.10 per share. The warrant was exercised on December 30, 2005 and as a result we issued an aggregate of 4,000,000 shares of the Company’s common stock.

Index to Consolidated Financial Statements

On December 21, 2005, the Company issued 2,256,795 shares of its common stock to Shenzhen Shiji Ruicheng Guaranty & Investment Co., Ltd. The shares were issued as consideration for guarantee services relating to the Merger Transaction pursuant to the Guarantee Contract.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in “Risk Factors” and elsewhere in this Form 10-KSB.

OVERVIEW

China 3C Group, formerly Sun Oil & Gas Corp, was incorporated on August, 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited (“CFDL”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang Yong Xin Digital Technology Co., Ltd. (“ZYXD”), Yiwu Yong Xin Communication Ltd. (“YYXC”) and Hangzhou Wandga Electronics Co., Ltd. (“HWDA”) were incorporated under the laws of Peoples Republic of China on July 11, 2005, July 18, 1997 and March, 30, 1998 respectively. China 3C Group owns 100% of CFDL and CFDL owns 100% of the capital stock of ZYXD. ZYXD owns 90% and YYXC owns 10% of HWDA. ZYXD owns 90% and HWDA owns 10% of YYXC. Collectively the five corporations are referred to herein as the “Company”.

On December 21, 2005 CFDL became a wholly owned subsidiary of China 3C Group through a reverse merger. China 3C Group acquired all of the issued and outstanding capital stock of CFDL pursuant to a Merger Agreement dated at December 21, 2005 by and among China 3C Group, XY Acquisition Corporation, CFDL and the shareholders of CFDL (the "Merger Agreement"). Pursuant to the Merger Agreement, CFDL became a wholly owned subsidiary of China 3C Group and, in exchange for the CFDL shares, China 3C Group issued 35,000,000 shares of its common stock to the shareholders of CFDL, representing 93% of the issued and outstanding capital stock of China 3C Group at that time and a cash consideration of $500,000.

As a result of the Merger Agreement, the reorganization was treated as an acquisition by the accounting acquiree that is being accounted for as a recapitalization and as a reverse merger by the legal acquirer for accounting purposes. Pursuant to the recapitalization, all capital stock shares and amounts and per share data have been retroactively restated. Accordingly, the financial statements include the following:

(1) The balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the legal acquirer at historical cost.

Index to Consolidated Financial Statements

(2) The statements of operations include the operations of the accounting acquirer for the period presented and the operations of the legal acquirer from the date of the merger.

The Company is now engaged in the business of mobile phone, facsimile machines distribution.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information stated as a percentage of total revenues. All financial information is presented for the 12 month period ending December 31, 2005 and December 31, 2004. Certain columns may not add due to rounding.

	2005	2004
Sales, net	$32,588,634	$24,701,995
Cost of sales	28,325,332	21,577,365
General and Administrative Expense	1,706,869	782,241
Income (Loss) from Operations	$2,556,433	$2,342,389

Net sales

Net sales for 2005 totaled $32,588,634 compared to $24,701,995 as of 2004, an increase of $7,886,639 or approximately 32%. The increase was due to higher selling prices throughout the company and increased sales volume from new products.

Cost of Sales

Cost of sales for 2005 totaled $28,325,332 or approximately 86.9% of net sales compared to $21,577,365 or approximately 87.35% for 2004. The increase in cost of sales as a percentage was due to an increase in material cost from the introduction of new product lines during 2004.

Gross Profit Margin

Gross profit margin for 2005 was 13.08% compared to 12.65% for 2004. The increase in gross profit margin was due to the lower product sourcing costs.

Operating Expense

General and administrative expense for 2005 totaled $1,706,869 or approximately 5.2% of net sales, compared to $782,241 or approximately 3.2% for 2004. The increase in operating expense of $924,628 or approximately 118% was due to consulting fees and increase in research.

Income (Loss) from Operations

Income (loss) from operations for 2005 was $2,556,433 as compared to income from operations of $2,342,389 for 2004, an increase of $214,044 or approximately 9%. The increase was due to the expansion of our product lines to meet the needs of our existing clients and to service new clients.

Index to Consolidated Financial Statements

Interest Expense

Interest expense for 2005 totaled $2,954 compared to $1,104 for 2004, an increase of $1,850. The increase in interest expense was due to indebtedness related to the acquisition of fixed assets.

Net Income

Net income (loss) was $1,458,250 for 2005 compared to $2,106,097 for 2004, a decrease of $647,847. The decrease was due to an increase of $856,925 in provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $1,949,222 at December 31, 2005 and current assets totaled $3,976,604 at December 31, 2005. The Company's total current liabilities were $341,615 at December 31, 2005. Working capital at December 31, 2005 was $3,634,989. We believe that the funds available to us are adequate to meet our operating needs for 2006. During 2005, net cash provided by operating activities was $944,266. Cash provided by financing activities was $517,936 for 2005.

Capital expenditures

Total capital expenditures during the year ended December 31, 2005 was $2,308 for purchase of fixed assets. We have no plans for material capital expenditures during 2006.

Working Capital Requirements

Historically operations and short term financing have been sufficient to meet our cash needs. We believe that we will be able to generate revenues from sales and raise capital through private placement offerings of our equity securities to provide the necessary cash flow to meet anticipated working capital requirements. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by the availability of financing products and raising capital.

OFF-BALANCE SHEET ARRANGEMENTS

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Index to Consolidated Financial Statements

RISK FACTORS

Risks associated with our Common Stock

There is a limited public market for our common stock. There is currently a limited public market for the common stock. Holders of our common stock may, therefore, have difficulty selling their common stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of common stock, which may be purchased may be sold without incurring a loss. Any such market price of the common stock may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the common stock in the future. Further, the market price for the common stock may be volatile depending on a number of factors, including business performance, industry dynamics, news announcements or changes in general economic conditions.

Our common stock may be deemed penny stock with a limited trading market.  Our common stock is currently listed for trading in the Over-The-Counter Market on the NASD Electronic Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient markets than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the “penny stock rules” adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules,” investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the Over-The-Counter Market, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

We do not intend to pay dividends on our common stock. The Company's two operating subsidiaries in China paid $525,460 in dividends during 2005, but there are no plans for paying dividends in the foreseeable future. We intend to retain earnings, if any, to provide funds for the implementation of our new business plan.  We do not intend to declare or pay any dividends in the foreseeable future.  Therefore, there can be no assurance that holders of common stock will receive any additional cash, stock or other dividends on their shares of common stock until we have funds, which the Board of Directors determines, can be allocated to dividends.

Index to Consolidated Financial Statements

Risks related to doing business in China

Our business operations take place primarily in China. Because Chinese laws, regulations and policies are continually changing, our Chinese operations will face several risks summarized below.

Limitations on Chinese economic market reforms may discourage foreign investment in Chinese businesses. The value of investments in Chinese businesses could be adversely affected by political, economic and social uncertainties in China. The economic reforms in China in recent years are regarded by China's central government as a way to introduce economic market forces into China. Given the overriding desire of the central government leadership to maintain stability in China amid rapid social and economic changes in the country, the economic market reforms of recent years could be slowed, or even reversed.

Any change in policy by the Chinese government could adversely affect investments in Chinese businesses. Changes in policy could result in imposition of restrictions on currency conversion, imports or the source of suppliers, as well as new laws affecting joint ventures and foreign-owned enterprises doing business in China. Although China has been pursuing economic reforms for the past two decades, events such as a change in leadership or social disruptions that may occur upon the proposed privatization of certain state-owned industries could significantly affect the government's ability to continue with its reform.

We face economic risks in doing business in China. As a developing nation, China's economy is more volatile than that of developed Western industrial economies. It differs significantly from that of the U.S. or a Western European Country in such respects as structure, level of development, capital reinvestment, resource allocation and self-sufficiency. Only in recent years has the Chinese economy moved from what had been a command economy through the 1970s to one that during the 1990s encouraged substantial private economic activity. In 1993, the Constitution of China was amended to reinforce such economic reforms. The trends of the 1990s indicate that future policies of the Chinese government will emphasize greater utilization of market forces. For example, in 1999 the Government announced plans to amend the Chinese Constitution to recognize private property, although private business will officially remain subordinated to the state-owned companies, which are the mainstay of the Chinese economy. However, there can be no assurance that, under some circumstances, the government's pursuit of economic reforms will not be restrained or curtailed. Actions by the central government of China could have a significant adverse effect on economic conditions in the country as a whole and on the economic prospects for our Chinese operations.

The Chinese legal and judicial system may negatively impact foreign investors.  In 1982, the National People's Congress amended the Constitution of China to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in China. However, China's system of laws is not yet comprehensive. The legal and judicial systems in China are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the Chinese judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. China's legal system is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

Index to Consolidated Financial Statements

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting China's political, economic or social life, will not affect the Chinese government's ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

The practical effect of the People's Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the People's Republic of China accounting laws mandate accounting practices, which are not consistent with U.S. Generally Accepted Accounting Principles. China’s accounting laws require that an annual "statutory audit" be performed in accordance with People's Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation. Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign- Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Generally, the Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

Index to Consolidated Financial Statements

Economic Reform Issues

Although the Chinese government owns the majority of productive assets in China, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

-	We will be able to capitalize on economic reforms;
-	The Chinese government will continue its pursuit of economic reform policies;
-	The economic policies, even if pursued, will be successful;
-	Economic policies will not be significantly altered from time to time; and
-	Business operations in China will not become subject to the risk of nationalization.

Since 1979, the Chinese government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included devaluations of the Chinese currency, the Renminbi (RMB), restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

To date reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

Index to Consolidated Financial Statements

Risk Factors Associated with Our Business

Non-performance by Our suppliers may adversely affect Our operations by delaying delivery or causing delivery failures, which may negatively affect demand, sales and profitability.

We purchase various types of products from our suppliers.  We would be materially and adversely affected by the failure of our suppliers to perform as expected.  We could experience delivery delays or failures caused by production issues or delivery of non-conforming products if its suppliers failed to perform, and we also face these risks in the event any of its suppliers becomes insolvent or bankrupt.

We Depend on the Continued Serivices of Our Executive Officers and the Loss of Key Personnel Could Affect Our Ability to Successfully Grow Our Business.

We are highly dependent upon the services of our senior management team, particularly Zhenggang Wang, our Chairman and Chief Executive Officer and Jian Liu, our Chief Financial Officer. The permanent loss for any of our key executives, could have a material adverse effect upon our operating results. We may not be able to locate suitable replacements for our executives if their services were lost. We do not maintain key man life insurance on any of these individuals.

With the markets being highly competitive, We may not be able to compete successfully.

Many of our competitors have substantially greater revenues and financial resources than we do. We may not be able to compete favorably and increased competition may substantially harm our business, business prospects and results of operations. If we are not successful in our target markets, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could materially harm our business, results of operations and profitability.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements of the Company are included following the signature page to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Dismissal of Chisholm, Bierwolf & Nilson, LLP

On December 19, 2005, the Company dismissed Chisholm, Bierwolf & Nilson, LLP (“CBN”) as its principal independent accountant. CBN’s report on the Company’s financial statements for each of the past two years did not contain an adverse opinion or disclaimer of opinion. The Board of Directors approved the decision to dismiss CBN as the Company’s principal independent accountant. During the Company’s two most recent fiscal years and through the date of CBN’s dismissal, there were no disagreements with CBN on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of CBN, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

Index to Consolidated Financial Statements

Engagement of Kabani & Company, Inc.

On December 19, 2005, the Company retained Kabani & Company, Inc. to serve as the Company’s principal independent accountant.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2005, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of the our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year covered by this Form 10-KSB but not reported.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the name, age and position of each of our officers and directors as of April 4, 2006.

Name	Age	Position
Zhenggang Wang	37	Chairman of the Board, Chief Executive Officer
Jimei Liu	34	Director
Jian Liu	33	Chief Financial Officer

Index to Consolidated Financial Statements

Directors/Executive Officers

Upon the closing of the transactions contemplated in the Stock Purchase Agreement (as described herein), on October 17, 2005, Peter G. Wilson resigned as the President of the Company.

On or about November 22, 2005 the Board of Directors accepted the previously submitted undated resignation of Peter G. Wilson.

Zhenggang Wang

Mr. Wang, has been the Company’s chairman and chief executive officer and a member of its Board of Directors since December 2005. He is also the founder, chairman and chief executive officer of Zhejiang Yong Xin Digital Technology Company Limited, a holding company for the purpose of holding interests in Hangzhou Wang Da Electronics Company, Limited and Yiwu Yong Xin Telecommunication Company, Limited, both of which are based in China. Mr. Wang established Yiwu Yong Xin Telecommunication Company, Limited in 1997, and he serves as its chairman and chief executive officer. In 1998, Mr. Wang established Hangzhou Wang Da Electronics Company, Limited, which is in the business of distributing cellular telephone phones. Mr. Wang is the chairman and chief executive officer of Hangzhou Wang Da Electronics Company, Limited.

Mr. Wang does not hold any other directorships with reporting companies in the United States. There are no family relationships between Mr. Wang and the directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers. Other than the Merger Transaction, during the last two years, there have been no transactions to which the Company was a party in which Mr. Wang (or any member of his immediate family) had a direct or indirect material interest.

Jimei Liu

Ms. Liu has been a member of the Board of Directors of the Company since December 2005. Ms. Liu currently serves as the senior manager of the human resources and administration department of Zhejiang Yong Xin Digital Technology Company Limited, a position she assumed in January 2005. Prior to that, from 2000 until December 2004, Ms. Liu served in a variety of supervisory positions with UTStarcom (China) Co., Ltd., including senior business human relations manager and national recruiting manager. From 1996 to 2000, Ms. Liu was a human resources supervisor for Tinghsin Food Group.

Ms. Liu does not hold any other directorships with reporting companies in the United States. There are no family relationships between Ms. Liu and the directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers. Other than the Merger Transaction, during the last two years, there have been no transactions to which the Company was a party in which Ms. Liu (or any member of her immediate family) had a direct or indirect material interest.

Index to Consolidated Financial Statements

Jian Liu

Mr. Liu has been the chief financial officer of the Company since December 2005. He is also the chief financial officer of Zhejiang Yong Xin Digital Technology Company Limited, a position he has held since 2002. Prior to that, from 1998 to 2002, Mr. Liu was the chief financial officer of Beijing Liao Hua Group, a Chinese company that produces steel products.

Mr. Liu does not hold any directorships with reporting companies in the United States. There are no family relationships between Mr. Liu and the directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers. Other than the Merger Transaction, during the last two years, there have been no transactions to which the Company was a party in which Mr. Liu (or any member of his immediate family) had a direct or indirect material interest.

Family Relationships

There are no family relationships among the officers and directors of the Company.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officers and directors: have not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which (s)he was a general partner at or within two years before the time of such filing, or any corporation or business association of which (s)he was an executive officer within two years before the time of such filing; were not convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); were not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting their respective activities.

Compliance with Section 16 (a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, all officers, directors and owners of 10% or more of our outstanding shares have filed all Forms 3, 4 and 5 required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

Code of Ethics

In 2002 we have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Index to Consolidated Financial Statements

Audit Committee

We do not currently have a standing audit committee. The entire board of directors of the Company acts as the audit committee. Currently, due to the recent changes, we do not have an audit committee financial expert. We are actively conducting a search for a suitable individual to join the board of directors who qualifies as an audit committee financial expert.

ITEM 10. EXECUTIVE COMPENSATION.

Shown on the table below is information on the annual and long-term compensation for services rendered to the Company in all capacities, for the years ended December 31, 2005, 2004 and 2003, paid by the Company to all individuals serving as the Company’s chief executive officer or acting in a similar capacity during the last three completed years, regardless of compensation level. During the 12 months ended December 31, 2005, the Company did not pay aggregate compensation to any executive officer in an amount greater than $100,000.

	Annual Compensation					Long Term Compensation
							Securities
						Restricted	underlying	LTIP	All
					Other Annual	Stock	options/	payouts	Other
Name	Title	Year	Salary	Bonus	Compensation	Awarded	SARs (#)	($)	Compensation
Zhenggang Wang	CEO	2004 2003 2002	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Jian Liu	CFO	2004 2003 2002	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Peter G. Wilson	Former	2004	$40,000	0	0	0	0	0	0
	President	2003	$0	0	0	0	0	0	0
	CEO	2002	$0	0	0	0	0	0	0
Gary Cambell	Former	2004	$40,000	0	0	0	0	0	0
	President	2003	$0	0	0	0	0	0	0
		2002	$0	0	0	0	0	0	0
Kevin Polis	Former	2004	$0	0	0	0	0	0	0
	President	2003	$0	0	0	0	0	0	0
		2002	$0	0	0	0	0	0	0
Mark Zouvas	Former	2004	—	—	—	—	—	—	—
	President	2003	—	—	—	—	—	—	—
		2002	$165,000	0	0	0	0	0	0

Index to Consolidated Financial Statements

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director during the year ended December 31, 2005.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors

The directors of the Company have not received compensation for their services as directors nor have they been reimbursed for expenses incurred in attending board meetings.

Employment contracts and termination of employment and change-in-control arrangements

China 3C Group does not have any employment contracts with any of its directors and officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth certain information, as of April 3, 2006, concerning shares of common stock of the Company, the only class of its securities that are issued and outstanding, held by (1) each shareholder known by the Company to own beneficially more than five percent of the common stock, (2) each director of the Company, (3) each executive officer of the Company, and (4) all directors and executive officers of the Company as a group:

	Amount and Nature
	of Beneficial	Percentage of
Name and Address of Beneficial Owner (1)	Ownership	Common Stock (3)
Zhenggang Wang	9,625,000	19.7%
Weiyi Lv	5,495,000	11.2%
Yimin Zhang	5,495,000	11.2%
Xiaochun Wang	4,130,000	8.5%
Wen-An Chen (2)	4,000,000	8.2%
Huoqing Yang (2)	4,000,000	8.2%
Zhongsheng Bao	2,730,000	5.6%
Shenzhen Shiji Ruicheng Guaranty and Investment Co. Ltd.	2,256,795	4.6%
First Capital Limited	2,065,000	4.2%
Simple (Hongkong) Investment & Management Company Ltd.	1,995,000	4.1%
Jian Liu	0	—
Jimei Liu	0	—
All directors and executive officers as a group (3 persons)	9,625,000	19.7%

(1)
Unless otherwise indicated in the footnotes to the table, each shareholder shown on the table has sole voting and investment power with respect to the shares beneficially owned by him or it. Unless otherwise indicated in the footnotes to the table, the address for each shareholder is c/o: 368 HuShu Nan Road, HangZhou City, Zhejiang Province, China 310014. Percentages of less than one percent have been omitted from the table. The information in the table reflects the 1-for-20 reverse stock split effected by the Company on December 19, 2005.

(2)
Wen-An Chen and Huoqing Yang have joint ownership of a warrant to purchase 4,000,000 shares of the Company’s common stock, which is exercisable immediately at an exercise price of $0.10 per share. The warrant was exercised on December 30, 2005. However, the stock transfer agent received the instruction letter after December 31, 2005 and the 4,000,000 shares of common stock were issued on January 9, 2006.

(3)
Calculated on the basis of 48,850,194 shares of common stock issued and outstanding as of April 3, 2006 except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

Index to Consolidated Financial Statements

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Since October 2005, Zhenggang Wang, our CEO and Chairman of the Board of Directors, a former shareholder of CFDL and its sole director, has served as the chairman of the board and the chief executive officer of the Company and has been a member of the board of directors of the Company (the “Board of Directors”). China US Bridge Capital Limited, a former shareholder of CFDL, has been a holder of the Company’s common stock since October 2005. Immediately prior to the Merger Transaction, it held approximately 4.6% of the Company’s issued and outstanding common stock.

Except as otherwise disclosed herein or incorporated herein by reference, there have not been any transactions, or proposed transactions, during the last two years, to which the Company was or is to be a party, in which any director or executive officer of the Company, any nominee for election as a director, any security holder owning beneficially more than five percent of the common stock of the Company, or any member of the immediate family of the aforementioned persons had or is to have a direct or indirect material interest.

ITEM 13. EXHIBITS.

Exhibit No.	Document Description
4.1	China 3C Group 2005 Equity Incentive Plan. (1)
4.2	Warrant Agreement dated December 20, 2005. (3)
10.1	Guarantee Contract between the Registrant and Shenzhen Shiji Ruicheng Guaranty and Investment Co. Ltd., dated as of December 21, 2005. (2)
10.2
Agreement and Plan of Merger, dated as of December 21, 2005, among the Registrant, YX Acquisition Corporation, Capital Future Development Limited, Zhenggang Wang, Yimin Zhang, Weiyi Lv, Xiaochun Wang, Zhongsheng Bao, Simple (Hongkong) Investment & Management Company Limited, First Capital Limited, Shenzhen Dingyi Investment & Consulting Limited and China US Bridge Capital Limited. (2)

10.3	Subscription Agreement, dated as of December 20, 2005, between the Registrant and Huiqi Xu. (3)
10.4	Consulting Agreement, dated as of December 20, 2005, among the Registrant, Wen-An Chen and Huoqing Yang. (3)
10.5
Stock Purchase Agreement, dated as of October 17, 2005, by and among Sun Oil & Gas, Inc., EH&P Investments, John D. Swain, Fred Holcapek, PH Holding Group, Ma Cheng Ji, Zhou Wei, Zeng Xiu Lan, Gu Xiao Dong, Jacksonville Management Ltd., Colin Wilson, Alliance Capital Management, Inc., Hanzhong Fang and China U.S. Bridge Capital, Ltd.(4)

10.6	Form of Promissory Note dated December 21, 2005. (2)
21.1	List of Subsidiaries
23.1	Consent of Kabani & Company, Inc.
23.2	Consent of Chisholm, Bierwolf & Nilson, LLP
23.3	Consent of Lichter, Yu and Associates
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 10, 2006.
(2) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2005.
(3) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2005.
(4) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2005.

Index to Consolidated Financial Statements

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On December 19, 2005, we dismissed Chisholm, Bierwolf & Nilson, LLP (“CBN”) as our principal independent accountant. On December 19, 2005, we retained Kabani & Company, Inc. (“Kabani”) to serve as our principal independent accountant.

The following represents fees for professional audit services rendered by Kabani for the audit of our annual financial statements for the transition period from February 1, 2005 to December 31, 2005 and CBN for the period ending January 31, 2005.

Audit Fees

The aggregate fees billed by our current auditors, Kabani & Company, Inc., for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2005 were $46,000. We incurred no audit fees to Kabani & Company for the fiscal year 2004. The aggregate fees billed by our former auditors, Chisholm, Bierwolf & Nilson, LLC for professional services rendered for the audit of our annual financial statements for the fiscal year 2004 were $6,000.

Audit Related Fees

We incurred no audit related fees to Kabani & Company during the year ended December 31, 2005. The aggregate fees billed by our former auditors, Chisholm, Bierwolf & Nilson, LLC, for professional services rendered for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during fiscal year 2005 were $2,940. The aggregate fees billed by our former auditors, Chisholm, Bierwolf & Nilson, LLC, for professional services rendered for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during fiscal year 2004 were $1,909.

Tax Fees

Our principal accountants did not render any services for tax compliance, tax advice and tax planning during transition period ended December 31, 2005 and 2004 fiscal year, respectively.

All Other Fees

Our principal accountants did not bill us any additional fees that are not disclosed under audit fees, audit related fees or tax fees in each of the last two calendar years.

Audit Committee Pre-Approval Process, Policies and Procedures

We do not have an Audit Committee, instead our entire Board of Directors serves as the Audit Committee. Our principal accountants have performed their audit procedures in accordance with pre-approved policies and procedures established by our Board of Directors.  Our principal auditors have informed our Board of Directors of the scope and nature of each service provided.

Index to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of April 2006.

CHINA 3C GROUP

By:	/s/ Zhenggang Wang

Name: Zhenggang Wang Title: Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ Zhenggang Wang		April 10, 2006
Zhenggang Wang	Chief Executive Officer and Chairman

/s/ Jian Liu		April 10, 2006
Jian Liu	Chief Financial Officer

/s/ Jimei Liu
Jimei Liu	Director	April 10, 2006

Index to Consolidated Financial Statements

CHINA 3C GROUP AND SUBSIDIARIES

(FORMERLY SUN OIL & GAS CORP.)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Index to Consolidated Financial Statements

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China 3C Group and Subsidiaries, Inc.

We have audited the accompanying consolidated balance sheet of China 3C Group and Subsidiaries, Inc. (a Nevada corporation) as of December 31, 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China 3C Group and Subsidiaries, Inc. as of December 31, 2005, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
March 10, 2006

Index to Consolidated Financial Statements

LICHTER, YU & ASSOCIATES
Certified Public Accountants

LOS ANGELES: 16133 VENTURA BOULEVARD ENCINO, CA 91436 (818) 789-0265 TELEPHONE (818) 784-3292 FACSIMILE	SAN DIEGO: 9191 TOWNE CENTRE DRIVE SUITE 406 SAN DIEGO, CA 92122 (858) 320-2805 TELEPHONE (858) 320-2828 FACSIMILE

To the Board of Directors and Stockholders
HANGZHOU WANG DA ELECTRONIC CO., LIMITED
Zhejiang, China

We have audited the accompanying statements of income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2004 of Hangzhou Wang Da Electronics Co., Limited (“the Company”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a text basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hangzhou Wang Da Electronics Co., Limited for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Lichter, Yu & Associates

December 1, 2005
San Diego, California

MEMBER
CALIFORNIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

LICHTER, YU & ASSOCIATES
Certified Public Accountants

LOS ANGELES: 16133 VENTURA BOULEVARD ENCINO, CA 91436 (818) 789-0265 TELEPHONE (818) 784-3292 FACSIMILE	SAN DIEGO: 9191 TOWNE CENTRE DRIVE SUITE 406 SAN DIEGO, CA 92122 (858) 320-2805 TELEPHONE (858) 320-2828 FACSIMILE

To the Board of Directors and Stockholders
Yiwu Yong Xin Communications Co., Limited
Zhejiang, China

We have audited the accompanying statements of income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2004 of Yiwu Yong Xin Communications Co., Limited (“the Company”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the final statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yiwu Yong Xin Communications Co., Limited for the year ended December 31, 2004 in conformity with the accounting principles generally accepted in the United States of America.

/s/ Lichter, Yu & Associates

December 1, 2005
San Diego, California

MEMBER
CALIFORNIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

CHINA 3C GROUP AND SUBSIDIARIES
(FORMERLY SUN OIL & GAS CORP.)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

ASSETS

Current Assets
Cash and cash equivalents	$1,949,222
Accounts receivable, net	913,215
Inventory	602,974
Advance to supplier	372,000
Prepaid expenses	139,193
Total Current Assets	3,976,604

Property & equipment, net	43,662

Total Assets	$4,020,266

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$111,296
Income tax payable	222,550
Notes payable	7,769
Total Current Liabilities	341,615

Stockholders' Equity

Common stock, $.001 par value, 100,000,000
shares authorized, 39,870,077 issued and outstanding	39,870
Shares to be issued, 8,980,000	502,000
Additional paid in capital	2,113,310
Deferred consulting expense	(387,945)
Subscription receivable	(50,000)
Statutory reserve	402,030
Other comprehensive income	74,950
Retained earnings	984,436
Total Stockholders' Equity	3,678,651
Total Liabilities and Stockholders' Equity	$4,020,266

The accompanying notes are an integral part of these consolidated financial statements.

Index to Consolidated Financial Statements

CHINA 3C GROUP AND SUBSIDIARIES
(FORMERLY SUN OIL & GAS CORP.)
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

Sales, net	$32,588,634	$24,701,995

Cost of sales	28,325,332	21,577,365
Gross profit	4,263,302	3,124,630

General and administrative expenses	1,706,869	782,241
Income from operations	2,556,433	2,342,389

Other (Income) Expense
Interest income	(10,156)	(5,348)
Other expense	17,364	9,440
Interest expense	2,954	1,104
Total Other (Income) Expense	10,162	5,196
Income before income taxes	2,546,271	2,337,193

Provision for income taxes	1,088,021	231,096
Net income	$1,458,250	$2,106,097

Net income per share:
Basic & diluted	$0.04	$0.06

Weighted average number of shares outstanding:
Basic & diluted	35,133,427	35,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Index to Consolidated Financial Statements

CHINA 3C GROUP AND SUBSIDIARIES
(FORMERLY SUN OIL & GAS CORP.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,458,250	$2,106,097
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	17,420	17,555
Issuance of shares for consultants	225,680	—
Amortization of deferred consulting expense	12,055
Shares to be issued to consultants	498,000	—
(Increase) / decrease in assets:
Accounts receivables	(286,498)	23,893
Inventory	(421,658)	82,901
Prepaid expense	(42,522)	(68,382)
Advance to supplier	(372,000)	—
Deposits	1,288	903
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(267,816)	(187,889)
Income tax payable	122,067	96,297
Total Adjustments	(513,984)	(34,722)

Net cash provided by operations	944,266	2,071,375

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(2,308)	(2,033)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution to subsidiary before acquistion	1,210,000	—
Dividends paid	(529,140)	—
Proceed on loan from related parties	97,760	127,539
Payments on loan to related parties	(250,877)	(2,135,650)
Payments on note payable	(9,807)	(9,246)
Net cash (used in) provided by financing activities	517,936	(2,017,357)

Effect of exchange rate changes on cash and cash equivalents	19,670	—

Net change in cash and cash equivalents	1,479,564	51,985

Cash and cash equivalents, beginning balance	469,658	417,673
Cash and cash equivalents, ending balance	$1,949,222	$469,658

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:
Income tax payments	$965,354	$134,798
Interest payments	$2,954	$1,104

The accompanying notes are an integral part of these consolidated financial statements.

Index to Consolidated Financial Statements

CHINA 3C GROUP AND SUBSIDIARIES
(FORMERLY SUN OIL & GAS CORP.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

			Shares	Additional	Other	Deferred			Retained Earnings	Total
	Common Stock		to be	Paid-In	Comprehensive	Consulting	Subscription	Statutory	(Accumulated	Stockholders'
	Shares	Amount	issued	Capital	Income	Expense	Receivable	Reserve	Deficit)	Equity/Deficit
Balance January 1, 2004	35,000,000	$35,000	$—	$267,500	$—	$—	$—	$—	$(1,652,420)	$(1,349,920)

Transfer to statutory reserve	—	—	—	—	—	—	—	70,379	(70,379)	—
Net income for the year ended December 31, 2004	—	—	—	—	—	—	—	—	2,106,096	2,106,096
Balance December 31, 2004	35,000,000	35,000	—	267,500	—	—	—	70,379	383,297	756,176

Changes due to recapitalization	2,613,282	2,613	—	1,226,387	—	—	—	—	—	1,229,000
Shares issued for consulting fees	—	—	498,000	—	—	—	—	—	—	498,000
Warrants issued for deferred consulting fees	—	—	—	400,000	—	(387,945)	—	—	—	12,055
Stock issued for guarantee fee	2,256,795	2,257	—	223,423	—	—	—	—	—	225,680
Warrants exercised	—	—	4,000	(4,000)	—		—	—	—	—
Stock subscription receivable	—	—	—	—	—	—	(50,000)	—	—	(50,000)
Dividend paid	—	—	—	—	—	—	—	—	(525,460)	(525,460)
Foreign currency translation adjustments	—	—	—	—	74,950	—	—	—	—	74,950
Transfer to statutory reserve	—	—	—	—	—	—	—	331,651	(331,651)	—
Net income for the year ended December 31, 2005	—	—	—	—	—	—	—	—	1,458,250	1,458,250
Balance December 31, 2005	39,870,077	$39,870	$502,000	$2,113,310	$74,950	$(387,945)	$(50,000)	$402,030	$984,436	$3,678,651

The accompanying notes are an integral part of these consolidated financial statements.

Index to Consolidated Financial Statements

CHINA 3C GROUP AND SUBSIDIARIES
(FORMERLY SUN OIL & GAS CORP.)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

Note 1 - ORGANIZATION

China 3C Group, formerly Sun Oil & Gas Corp, was incorporated on August, 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited - BVI (“Capital”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang Yong Xin Digital Technology Co., Ltd. (Zhejiang”), Yiwu Yong Xin Communication Ltd. (“Yiwu”) and Hangzhou Wandga Electronics Co., Ltd. (“Wang Da”) were incorporated under the laws of Peoples Republic of China on July 11, 2005, July 18, 1997 and March, 30, 1998 respectively. China 3C Group owns 100% of Capital and Capital owns 100% of the capital stock of Zhejiang. Zhejiang owns 90% and Yiwu owns 10% of Wang Da. Zhejiang owns 90% and Wang Da owns 10% of Yiwu. Collectively the five corporations are referred to herein as the “Company”.

On December 21, 2005 Capital became a wholly owned subsidiary of China 3C Group through a reverse merger. China 3C Group acquired all of the issued and outstanding capital stock of Capital pursuant to a Merger Agreement dated at December 21, 2005 by and among China 3C Group, XY Acquisition Corporation, Capital and the shareholders of Capital (the "Merger Agreement"). Pursuant to the Merger Agreement, Capital became a wholly owned subsidiary of China 3C Group and, in exchange for the Capital shares, China 3C Group issued 35,000,000 shares of its common stock to the shareholders of Capital, representing 93% of the issued and outstanding capital stock of China 3C Group at that time and a cash consideration of $500,000.

The Company is now engaged in the business of mobile phone, facsimile machines distribution.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars.

Translation Adjustment
As of December 31, 2005 and 2004, the accounts of Zhejiang, Wang Da and Yiwu were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity. Transaction gains and losses are reflected in the income statement.

Index to Consolidated Financial Statements

CHINA 3C GROUP AND SUBSIDIARIES
(FORMERLY SUN OIL & GAS CORP.)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

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

Principles of Consolidation
The consolidated financial statements include the accounts of China 3C Group and its wholly owned subsidiaries Capital, Zhejiang, Wang Da and Yiwu, collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

Risks and Uncertainties
The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

Contingencies
Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Index to Consolidated Financial Statements

CHINA 3C GROUP AND SUBSIDIARIES
(FORMERLY SUN OIL & GAS CORP.)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $3,521 as at December 31, 2005.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of December 31, 2005 inventory consisted of finished goods valued at $602,974.

Property, Plant & Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

Furniture and Fixtures	5 years
Automobile	10 years
Computer Hardware and Software	5 years

As of December 31, 2005 Property, Plant & Equipment consist of the following:

Automobile	$102,232
Office equipment	38,948
141,180
Accumulated depreciation	(97,518)
$43,662

Index to Consolidated Financial Statements

CHINA 3C GROUP AND SUBSIDIARIES
(FORMERLY SUN OIL & GAS CORP.)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2005 there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123.

Index to Consolidated Financial Statements

CHINA 3C GROUP AND SUBSIDIARIES
(FORMERLY SUN OIL & GAS CORP.)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising
Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Index to Consolidated Financial Statements

CHINA 3C GROUP AND SUBSIDIARIES
(FORMERLY SUN OIL & GAS CORP.)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base, most of which are in China. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company’s consolidated financial statements as the Company consists of one reportable business segment. All revenue is from customers in People’s Republic of China. All of the Company’s assets are located in People’s Republic of China.

Recent accounting pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

Index to Consolidated Financial Statements

CHINA 3C GROUP AND SUBSIDIARIES
(FORMERLY SUN OIL & GAS CORP.)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

In June 2005, the FASB Staff issued FASB Staff Position 150-5 (FSP 150-5), “Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable.” FSP 150-5 addresses whether freestanding warrants and other similar instruments on shares that are redeemable, either puttable or mandatorily redeemable, would be subject to the requirements of FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” regardless of the timing or the redemption feature or the redemption price. The FSP is effective after June 30, 2005.

The Company believes that the adoption of these standards will have no material impact on its financial statements.

Note 3 - ADVANCE TO SUPPLIER

Advance to suppliers represents payments to suppliers for payments of materials. As of December 31, 2005 the company had paid $372,000 as advance to suppliers.

Note 4- NOTES PAYABLE

At December 31, 2005, the Company had borrowings outstanding in the aggregate amount of $7,769. Notes Payable were as follows on December 31, 2005:

Description
Secured note payable to a bank in China, interest at 4.941% per annum, due on July 30, 2006	$4,211
Secured note payable to a bank in China, interest at 4.941% per annum, due on August 12, 2006	3,558
Total	$7,769

Index to Consolidated Financial Statements

CHINA 3C GROUP AND SUBSIDIARIES
(FORMERLY SUN OIL & GAS CORP.)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

Note 5 - COMMON STOCK

On December 20, 2005, the Company completed a private offering of 1,000,000 shares of its common stock at a per share price of $0.10 to unaffiliated individual, resulting in gross proceeds to the Company of $100,000. The proceeds were to be used for the Company’s proposed plan to identify and complete a merger or acquisition with private entities.

On December 20, 2005, the Company issued a warrant to purchase 4,000,000 shares of its common stock to two individuals at $0.10 per share, which was the fair value of the shares at the date of issuance. The warrant was issued as consideration for financial consulting services to be provided from December 20, 2005 to December 19, 2006. The warrants were exercised on December 30, 2005. The shares were issued subsequently in 2006.

On December 21, 2005, the Company agreed to purchase all of the issued and outstanding shares of Capital from its shareholders for approximately $500,000 in cash and 35,000,000 shares of the Company’s common stock, or approximately 93% of the total issued and outstanding shares.

On December 21, 2005, the Company announced a plan named the “China 3C Goup 2005 Equity Incentive Plan” (“Plan”) for providing incentives to attract, retain and motivate eligible persons whose presence and potential contributions are important to the success of the Company. 5,000,000 shares of common stock were allocated to the plan.

On December 21, 2005, the Company agreed to issue 4,980,000 shares under the plan to a number of consultants who were engaged to provide various services to the Company during the period from January 1, 2005 to December 20, 2005. These shares were valued at $0.10 per share, or $498,000, and were expensed as consulting fees in the statements of operations. The shares were issued subsequently in 2006.

On December 21, 2005, the Company issued 2,256,795 shares of the Company’s common stock to a company for guarantee fees related to the acquisition of Capital. The guarantee was valued at $225,680, which was the fair value of the shares issued at the date of the transaction and was expensed as consulting fees in the statement of operations.

Note 6 - STOCK WARRANT

On December 20, 2005, the Company issued a warrant for 4,000,000 shares to two individuals with an exercise price of $0.10. The warrants were issued for consulting services to be provided from December 20, 2005 to December 19, 2006. The warrant was exercisable immediately and was exercised on December 30, 2005.

The Company is amortizing the fair value of the warrants, $400,000, over the period of the agreement. The fair value of the warrants was calculated assuming 293% volatility, term of the warrant of 3 years, risk free rate of 4% and dividend yield of 0%. During the year ended December 31, 2005, $12,055 of consulting fee was expensed relating to the warrants.

Index to Consolidated Financial Statements

CHINA 3C GROUP AND SUBSIDIARIES
(FORMERLY SUN OIL & GAS CORP.)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

Note 7 - STOCK EXCHANGE AGREEMENT

On December 21, 2005 Capital Future Developments Ltd - BVI became a wholly owned subsidiary of China 3C Group through a reverse merger. China 3C Group acquired all of the issued and outstanding capital stock of Capital Future Developments Ltd. - BVI pursuant to a Merger Agreement dated at December 21, 2005 by and among China 3C Group, XY Acquisition Corporation, Capital Future Developments Ltd. - BVI and the shareholders of Capital Future Developments Ltd - BVI (the "Merger Agreement"). Pursuant to the Merger Agreement, Capital Future Developments Ltd. - BVI became a wholly owned subsidiary of China 3C Group and, in exchange for the Capital Future Developments Ltd. - BVI shares, China 3C Group issued 35,000,000 shares of its common stock to the shareholders of Capital Future Developments Ltd. - BVI, representing 93% of the issued and outstanding capital stock of China 3C Group at that time and a cash consideration of $500,000.

As a result of the exchange agreement, the reorganization was treated as an acquisition by the accounting acquiree that is being accounted for as a recapitalization and as a reverse merger by the legal acquirer for accounting purposes. Pursuant to the recapitalization, all capital stock shares and amounts and per share data have been retroactively restated. Accordingly, the financial statements include the following:

(1) The balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the legal acquirer at historical cost.

(2) The statements of operations include the operations of the accounting acquirer for the period presented and the operations of the legal acquirer from the date of the merger.

Note 8 - COMPENSATED ABSENCES

Employees earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten (10) days per year for years four through five. Upon completion of the fifth year of employment, employees earn annual vacation leave at the rate of fourteen (14) days per year for years six (6) through ten (10). Upon completion of the tenth year of employment, one (1) additional day for each additional year, until it reaches thirty (30) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of December 31, 2005 no accumulated vacation liability exists.

Index to Consolidated Financial Statements

CHINA 3C GROUP AND SUBSIDIARIES
(FORMERLY SUN OIL & GAS CORP.)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

Note 9 - INCOME TAXES

The Company through its subsidiaries, Zhejiang, Wang Da and Yiwu, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses of $738,819 as of December 31, 2005for income tax purposes.However, a hundred percent allowance has been created on the deferred tax asset of $295,000 due to uncertainty of its realization.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax.
The following is a reconciliation of income tax expense:

12/31/2005	U.S.	State	International	Total
Current	$0	$800	$1,087,221	$1,088,021
Deferred	—	—	—	—
Total	$0	$800	$1,087,221	$1,088,021

12/31/2004	U.S.	State	International	Total
Current	$44,500	$0	$231,096	$275,596
Deferred	—	—	—	—
Total	$44,500	$0	$231,096	$275,596

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	12/31/2005	12/31/2004

US statutory tax rate	34%	34%
Foreign income not recognized in US	-34%	-34%
PRC income tax	33%	33%

Effective rate	15%	15%

Note 10 - COMMITTMENTS

The Company leases various office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of $36,252 for the year ended December 31, 2005. The Company has future minimum lease obligations as follows:

2006	$3,388
Total	$3,388

Index to Consolidated Financial Statements

CHINA 3C GROUP AND SUBSIDIARIES
(FORMERLY SUN OIL & GAS CORP.)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

Note 11 - STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprises’ income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves and statutory public welfare fund for staff and workers. The proportion of allocation for reserve is 5 to 10 percent of the profit after tax until the accumulated amount of allocation for statutory reserve reaches 50 percent of the registered capital. Statutory surplus reserves are to be utilized to offset prior years’ losses, or to increase its share capital.

General reserve fund and statutory surplus fund are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2005, the Company had allocated $402,030 to these non-distributable reserve funds.

Note 12 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at December 31, 2005 and December 31, 2004 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2004	$—	$—
Change for 2005	74,950	74,950
Balance at December 31, 2005	$74,950	$74,950

 Note 13 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC’s economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 14 - RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the year ended December 31, 2005 presentation.