Form 10QSB
period 2006-03-31
China 3C Group
filed 2006-05-12
CIK 1076784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006___________.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _________.

Commission file number 000-28767

China 3C Group
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0403070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

368 HuShu Nan Road
HangZhou City, Zhejiang Province, China 310014

(Address of Principal Executive Offices)

086-0571-88381700

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):Yes ☐ No ☒

As of May 11, 2006 the registrant had 48,850,194 shares of common stock outstanding.

CHINA 3C GROUP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

MORGENSTERN, SVOBODA, & BAER, CPA’s, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MORGENCPA@CS.COM

Board of Directors and Stockholders of
China 3C Group Inc. and Subsidiaries

We have reviewed the accompanying consolidated balance sheets of China 3C Group, Inc. and Subsidiaries as of March 31, 2006 and the consolidated condensed statements of income for the three-months ended March 31, 2006 and consolidated statements of cash flows for the three month then ended. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

Morgenstern, Svoboda, & Baer CPA’s P.C.
Certified Public Accountants

New York, New York
May 6, 2006

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

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles California
March 10, 2006

CHINA 3C GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
MARCH 31, 2006 AND DECEMBER 31, 2005

ASSETS	2006	2005
Current Assets
Cash and cash equivalents	$1,796,535	$1,949,222
Accounts receivable, net	1,669,330	913,215
Inventory	770,117	602,974
Advance to supplier	1,171,170	372,000
Other receivable	123,800
Refundable Deposits	921
Prepaid expenses	297,892	139,193
Total Current Assets	5,829,765	3,976,604

Property & equipment, net	39,351	43,662

Total Assets	$5,869,116	$4,020,266

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$380,480	$111,296
Income tax payable	508,950	222,550
Notes payable	5,195	7,769
Total Current Liabilities	894,625	341,615

Stockholders' Equity

Common stock, $.001 par value, 100,000,000
shares authorized, 39,870,077 issued and outstanding	48,850	39,870
Shares to be issued, 8,980,000		502,000
Additional paid in capital	2,606,330	2,113,310
Deferred consulting expense		(387,945)
Subscription receivable	(50,000)	(50,000)
Statutory reserve	402,030	402,030
Other comprehensive income	(5653)	74,950
Retained earnings	1,972,934	984,436
Total Stockholders' Equity	4,974,491	3,678,651
Total Liabilities and Stockholders' Equity	$5,869,116	$4,020,266

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND THE YEAR ENDED DECEMBER 31, 2005

	2006	2005

Sales, net	$13,450,749	$32,588,634

Cost of sales	11,520,281	28,325,332
Gross profit	1,930,468	4,263,302

General and administrative expenses	505,052	1,706,869
Income from operations	1,425,416	2,556,433

Other (Income) Expense
Interest income	(4,098)	(10,156)
Other expense	5,491	17,364
Interest expense	86	2,954
Total Other (Income) Expense	1,479	10,162
Income before income taxes	1,423,937	2,546,271

Provision for income taxes	510,389	1,088,021
Net income	$913,548	$1,458,250

Net income per share:
Basic & diluted	$0.02	$0.04

Weighted average number of shares outstanding:
Basic & diluted	44,360,077	35,133,427

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND YEAR ENDED DECEMBER 31, 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$913,548	$1,458,250
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	4,272	17,420
Loss on asset disposition	201
Provision for bad debts	4,537
Issuance of shares for consultants		225,680
Amortization of deferred consulting expense	100,000	12,055
Shares to be issued to consultants		498,000
(Increase) / decrease in assets:
Accounts receivables	(760,652)	(286,498)
Inventory	(167,143)	(421,658)
Due From Officer	(123,800)
Prepaid expense	129,246	(42,522)
Advance to supplier	(799,170)	(372,000)
Deposits	(921)	1,288
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	269,184	(267,816)
Income tax payable	286,400	122,067
Total Adjustments	(1,057,846)	(513,984)

Net cash provided by operating activities	(144,298)	944,266

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(534)	(2,308)
Proceeds from asset sales	372
Net cash provided by Investing activities	(162)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution to subsidiary before acquisition		1,210,000
Dividends paid		(529,140)
Proceed on loan from related parties		97,760
Payments on loan to related parties		(250,877)
Payments on note payable	(2,574)	(9,807)
Net cash (used in) provided by financing activities	(2,574)	517,936
Effect of exchange rate changes on cash and cash equivalents	(5,653)	19,670

Net change in cash and cash equivalents	(152,687)	1,479,564
Cash and cash equivalents, beginning balance	1,949,222	469,658
Cash and cash equivalents, ending balance	$1,796,535	$1,949,222
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$222,819	$965,354
Interest payments	$86	$2,954

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND THE YEAR ENDED DECEMBER 31, 2005

			Shares	Additional	Other	Deferred			Retained Earnings	Total
	Common Stock		to be	Paid-In	Comprehensive	Consulting	Subscription	Statutory	(Accumulated	Stockholders'
	Shares	Amount	issued	Capital	Income	Expense	Receivable	Reserve	Deficit)	Equity/Deficit
Balance December 31, 2004	35,000,000	35,000	0	267,500	0	0	0	70,379	383,297	756,176

Changes due to recapitalization	2,613,282	2,613	0	1,226,387	0	0	0	0	0	1,229,000
Shares issued for consulting fees	0	0	498,000	0	0	0	0	0	0	498,000
Warrants issued for deferred consulting fees	0	0	0	400,000	0	(387,945)	0	0	0	12,055
Stock issued for guarantee fee	2,256,795	2,257	0	223,423	0	0	0	0	0	225,680
Warrants exercised	0	0	4,000	(4,000)	0		0	0	0	¡X
Stock subscription receivable	0	0	0	0	0	0	(50,000)	0	0	(50,000)
Dividend paid	0	0	0	0	0	0	0	0	(525,460)	(525,460)
Foreign currency translation adjustments	0	0	0	0	74,950	0	0	0		74,950
Transfer to statutory reserve	0	0	0	0	0	0	0	331,651	(331,651)	¡X
Net income for the year ended December 31, 2005	0	0	0	0	0	0	0	0	1,458,250	1,458,250
Balance December 31, 2005	39,870,077	$39,870	$502,000	$2,113,310	$74,950	$(387,945)	$(50,000)	$402,030	$984,436	$3,678,651
Stock Issued	8,980,000	8,980	(502,000)	493,020
Foreign currency translation adjustments					(80,603)				74,950	(5,653)
income for the three Months ended March 31, 2006									913,548	913,548
Transferred To prepaid						387,945				387,945
Balance March 31, 2006	48,930,680	48,850		2,606,330	(5,653)		(50,000)	402,030	1,972,934	4,899,541

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

Note 1 - ORGANIZATION

China 3C Group was incorporated on August, 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited - BVI (“Capital”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang Yong Xin Digital Technology Co., Ltd. (“Zhejiang”), Yiwu Yong Xin Communication Ltd. (“Yiwu”) and Hangzhou Wandga Electronics Co., Ltd. (“Wang Da”) were incorporated under the laws of Peoples Republic of China on July 11, 2005, July 18, 1997 and March, 30, 1998 respectively. China 3C Group owns 100% of Capital and Capital owns 100% of the capital stock of Zhejiang. Zhejiang owns 90% and Yiwu owns 10% of Wang Da. Zhejiang owns 90% and Wang Da owns 10% of Yiwu. Collectively the five corporations are referred to herein as the “Company.”

On December 21, 2005 Capital became a wholly owned subsidiary of China 3C Group through a reverse merger. China 3C Group acquired all of the issued and outstanding capital stock of Capital pursuant to a Merger Agreement dated at December 21, 2005 by and among China 3C Group, XY Acquisition Corporation, Capital and the shareholders of Capital (the “Merger Agreement”). Pursuant to the Merger Agreement, Capital became a wholly owned subsidiary of China 3C Group and, in exchange for the Capital shares, China 3C Group issued 35,000,000 shares of its common stock to the shareholders of Capital, representing 93% of the issued and outstanding capital stock of China 3C Group at that time and a cash consideration of $500,000.

The Company is now engaged in the business of mobile phone, facsimile machines distribution.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars.

Translation Adjustment

As of December 31, 2005 and 2004, the accounts of Zhejiang, Wang Da and Yiwu were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders equity. Transaction gains and losses are reflected in the income statement.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

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

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

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

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of March 31, 2006 and December 31, 2005 inventory consisted of finished goods valued at $770,117 and $602,974 respectively.

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

Furniture and Fixtures	5 years
Automobile	10 years
Computer Hardware and Software	5 years

As of March 31, 2006 Property, Plant & Equipment consist of the following:

Automobile	$95,360
Office equipment	39,473
134,833
Accumulated depreciation	(95,482)
$39,351

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets¡¦ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2005 there were no significant impairments of its long-lived assets.

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

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

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

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company’s consolidated financial statements as the Company consists of one reportable business segment. All revenue is from customers in Peoples Republic of China. All of the Company’s assets are located in Peoples Republic of China.

Recent accounting pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006.

In June 2005, the EITF reached consensus on Issue No. 05-6, determining the Amortization Period for Leasehold Improvements (“EITF 05-6.”) EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

In June 2005, the FASB Staff issued FASB Staff Position 150-5 (FSP 150-5), “Issuers Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable.” FSP 150-5 addresses whether freestanding warrants and other similar instruments on shares that are redeemable, either puttable or mandatorily redeemable, would be subject to the requirements of FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” regardless of the timing or the redemption feature or the redemption price. The FSP is effective after June 30, 2005.

The Company believes that the adoption of these standards will have no material impact on its financial statements.

Note 3 - ADVANCE TO SUPPLIER

Advance to suppliers represents payments to suppliers for payments of materials. As of March 31, 2006 and December 31, 2005 the company had paid $1,171,170 and $372,000, respectively as advances to suppliers.

Note 4- NOTES PAYABLE

At March 31, 2006, the Company had borrowings outstanding in the aggregate amount of $5,195. Notes Payable were as follows on March 31, 2006:

Description
Secured note payable to a bank in China, interest at 4.941% per annum, due on July 30, 2006	$2,961
Secured note payable to a bank in China, interest at 4.941% per annum, due on August 12, 2006	2,234
Total	$5,195

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

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

On December 21, 2005, the Company announced a plan named the “China 3C Group 2005 Equity Incentive Plan” (“Plan”) for providing incentives to attract, retain and motivate eligible persons whose presence and potential contributions are important to the success of the Company. 5,000,000 shares of common stock were allocated to the plan.

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

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

Note 7 - STOCK EXCHANGE AGREEMENT

On December 21, 2005 Capital Future Developments Ltd - BVI became a wholly owned subsidiary of China 3C Group through a reverse merger. China 3C Group acquired all of the issued and outstanding capital stock of Capital Future Developments Ltd. - BVI pursuant to a Merger Agreement dated at December 21, 2005 by and among China 3C Group, XY Acquisition Corporation, Capital Future Developments Ltd. - BVI and the shareholders of Capital Future Developments Ltd - BVI (the “Merger Agreement”). Pursuant to the Merger Agreement, Capital Future Developments Ltd. - BVI became a wholly owned subsidiary of China 3C Group and, in exchange for the Capital Future Developments Ltd. - BVI shares, China 3C Group issued 35,000,000 shares of its common stock to the shareholders of Capital Future Developments Ltd. - BVI, representing 93% of the issued and outstanding capital stock of China 3C Group at that time and a cash consideration of $500,000.

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

Note 8 - COMPENSATED ABSENCES

Regulation 45 of local labor law entitles employees to annual vacation leave after one year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

Note 9 - INCOME TAXES

The Company through its subsidiaries, Zhejiang, Wang Da and Yiwu, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses of $738,819 as of December 31, 2005 for income tax purposes. However, a hundred percent allowance has been created on the deferred tax asset of $295,000 due to uncertainty of its realization.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax.

The following is a reconciliation of income tax expense

3/31/2006	U.S.	State	International	Total
Current	$0	$0	$510,389	$510,389
Deferred	0	0	0	0
Total	$0	$0	$510,389	$510,389

12/31/2005	U.S.	State	International	Total
Current	$0	$800	$1,087,221	$1,088,021
Deferred	0	0	0	0
Total	$0	$800	$1,087,221	$1,088,021

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	3/31/2006	12/31/2005

US statutory tax rate	34%	34%
Foreign income not recognized in US	-34%	-34%
PRC income tax	33%	33%

Effective rate	15%	15%

 Note 10 - COMMITTMENTS

The Company leases various office facilities under operating leases that terminate on various dates during 2006. Rental expense for these leases consisted of $12,027 for the three months ended March 31, 2006. The Company has future minimum lease obligations as follows:

2006	$11,666
Total	$11,666

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

Note 11 - STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprises income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves and statutory public affair fund. Prior to January 1, 2006 the proportion of allocation for reserve was 10 percent of the profit after tax to the surplus reserve fund and additional 5-10 percent to the public affair fund. The public affair fund reserve was limited to 50 percent of the registered capital. Effect January 1, 2006 there is now only one fund requirement. The reserve is 10 percent of income after tax, not to exceed 50 percent of registered capital.

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2006, the Company had allocated $402,030 to these non-distributable reserve funds.

Note 12 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at March 31, 2006 and December 31, 2005 are as follows:

	Foreign Currency Translation Adjustment		Accumulated Other Comprehensive Income
Balance at December 31, 2004	$	¡X	$	¡X
Change for 2005		74,950		74,950
Balance at December 31, 2005		$74,950		$74,950
Change 3 months ended March 31, 2006		(80,603)		(80,603)
Balance at March 31, 2006		(5,653)		(5,653)

Note 13 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC's economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 14 - MAJOR CUSTOMERS AND CREDIT RISK

The Company derived approximately 17.87% of its sales from 5 customers during the period ended March 31, 2006. No customer accounted for more than 10%. One customer accounted for 16.75% of the company’s accounts receivable at March 31, 2006.

Note 15 - RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the three months ended March 31, 2006 presentation.

Forward Looking Statements

We have included and from time to time may make in our public filings, press releases or other public statements, certain statements, including, without limitation, those under “Management's Discussion and Analysis or Plan of Operation” in Part I, Item 2. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed elsewhere in this Form 10-QSB.

OVERVIEW

China 3C Group was incorporated on August, 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited (CFDL) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang Yong Xin Digital Technology Co., Ltd. (ZYXD), Yiwu Yong Xin Communication Ltd. (YYXC) and Hangzhou Wandga Electronics Co., Ltd. (HWDA) were incorporated under the laws of Peoples Republic of China on July 11, 2005, July 18, 1997 and March, 30, 1998 respectively. China 3C Group owns 100% of CFDL and CFDL owns 100% of the capital stock of ZYXD. ZYXD owns 90% and YYXC owns 10% of HWDA. ZYXD owns 90% and HWDA owns 10% of YYXC. Collectively the five corporations are referred to herein as the Company.

On December 21, 2005 CFDL became a wholly owned subsidiary of China 3C Group through a reverse merger. China 3C Group acquired all of the issued and outstanding capital stock of CFDL pursuant to a Merger Agreement dated at December 21, 2005 by and among China 3C Group, XY Acquisition Corporation, CFDL and the shareholders of CFDL (the “Merger Agreement”). Pursuant to the Merger Agreement, CFDL became a wholly owned subsidiary of China 3C Group and, in exchange for the CFDL shares, China 3C Group issued 35,000,000 shares of its common stock to the shareholders of CFDL, representing 93% of the issued and outstanding capital stock of China 3C Group at that time and a cash consideration of $500,000.

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

PLAN OF OPERATIONS

Fax Machines

Market Trend

Price and sales volume of our products are the two main competitive factors we face. The increase in the market for these products will come from household and small business users.

Competition

Currently in Zhejiang, Jiangsu and Shanghai area, tSonya, San Xing (first tier) combine for a 30% share of the market; Philips, Xiabu, Feng Da and other well known second tier products combine for a 55% share of the market; and the remaining 15% of the market are comprised of third and fourth tier products.

Our competitors including Hangzhou Sen Rui Da Trading Company Ltd, Hangzhou Bao Long Seng Ye Digital Technology Company and Ningbo Zhong Xun Office Supply Company Ltd. All of these competitors are implementing district distributing channels.

Cell Phones

Market Trend

The following are the trends we foresee in this product line: Local and international brand cell phones increasing competition; development into digital format; increased importance on Channels; local cell phone manufacturers will constantly look for breakthroughs with new ideas; Chinese Government will provide guidance in cell phone industry; and additional methods in distribution channels will appear.

Competition

There are two types of selling methods: direct sales and indirect sales. Indirect sales are the current market trend, with 90% of the cell phones in China sold through this method. International brands are mostly sold through the indirect sales method, while local brands are sold through both methods.

Competitors include Hangzhou Kangbu Company Ltd, and Hangzhou Jin Shi Ji Company Ltd. Both have a good reputation and same competitive ability with our company, but their margins are currently lower than ours, although we believe we can achieve a higher margin with our channeling and business model.

IT Products

Market Trend

The following are the trends we foresee in this product line: wireless, entertainment, and safety features will be the main focus points; lower prices; and an increase in market share by direct channel.

We believe first and second tier market’s increasing rate has slowed down, and therefore third and forth tier cities will be the next target market for the Company. A well established channel should eliminate a lot of previous problems encountered by the manufacturers in notebooks market where cost was high.

Conclusion

With all the discussion above, we believe telecommunication and IT products will have a big run in the Chinese market in next few years.

Short Term Plan

We will implement our currently successful operating model of the cell phones and fax machines on new products.

Intermediate Plan

We will start moving into retailer business with “3C” products chain stores in East China area to distribute telecommunication products, digital products, and IT products.

Long Term Plan

The traditional sales channel of digital and IT products is complicated and low-effective, therefore increasing the cost of the retailers and distributors. Ultimately, this decreases the sales of manufacturers. With our new distribution channel, we believe the Company will become the leading 3C products agent and retailing business in East China area within three years, and will achieve 30% of the market share in East China. The mission is to become the national leader on 3C products and chain stores business within five years.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information stated as a percentage of total revenues. All financial information is presented for the 3 months ending March 31, 2006 and, the 12 months, ending December 31, 2005. Certain columns may not add due to rounding.

	2006	2005
Sales, net	$13,450,749	$32,588,634
Cost of sales	11,520,281	28,325,332
General and Administrative Expense	505,052	1,706,869
Income from Operations	$1,425,416	$2,556,433

Net sales

Net sales for the 3 months ended March 31, 2006 totaled $13,450,749 compared to $32,588,634 for the twelve months ended December 31, 2005. The increase was due to higher selling prices throughout the company and increased sales volume from new products.

Cost of Sales

Cost of sales for the 3 months ended March 31, 2006 totaled $11,520,281 or approximately 85.65% of net sales compared to $28,325,332 or approximately 86.9% for the year ended December 31, 2005. The decrease in cost of sales as a percentage was due to a decrease in material cost and benefit derived from increasing quantities purchased.

Gross Profit Margin

Gross profit margin for the 3 months ending March 31, 2006 was 14.35% compared to 13.08% for the year ending December 31, 2005. The increase in gross profit margin was due to the lower product sourcing costs.

Operating Expense

General and administrative expense for the three months ending March 31, 2006 totaled $505,052 or approximately 3.75% of net sales, compared to $1,706,869 or approximately 5.2% for the year ending December31, 2005. The decrease of 1.45% was due to consulting fees research cost not recurring in 2006.

Income from Operations

Income from operations for the three months ended March 31, 2006 was $1,425,916 or 10.6% of net Sales as compared to income from operations of $2,556,433 for the year ending December 31, 2005 or 7.84% of net Sales. The increase was due to both costs of Sales and Selling & Administrative costs.

Interest Expense

Interest expense for the three months ended March 31, 2006 totaled $86 compared to $2,954 for the year ended December 31, 2005. By August of 2006 the company will have completely paid off existing notes payable.

Net Income

Net income was $913,548 or 14.72% of net Sales for the three months ended March 31, 2006 compared to $1,458,250 or 4.47% of net Sales for the year ended December 31, 2005. The increase was due to Sale volumes and decreased costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $1,796,535 at March 31, 2006 and current assets totaled $5,869,116 at March 31, 2006. The Company's total current liabilities were $894,625 at March 31, 2006. Working capital at March 31, 2006 was $4,935,140. We believe that the funds available to us are adequate to meet our operating needs for the remainder of 2006. For the three months ended March 31, 2006, net cash used by operating activities was $144,298.

Capital expenditures

Total capital expenditures during the three months ended March 31, 2006 was $534 for purchase of fixed assets. We have no plans for material capital expenditures during the remainder of 2006.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2006, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of the our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.

Neither the Company nor its property is a party to any pending legal proceeding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the stockholders in the first quarter of 2006.

ITEM 5. OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the first quarter of 2006 covered by this Form 10-QSB but not reported.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Document Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of May, 2006.

CHINA 3C GROUP

By:	/s/ Zhenggang Wang
Name: Zhenggang Wang
Title: Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ Zhenggang Wang		May 12, 2006
Zhenggang Wang	Chief Executive Officer and Chairman of the Board

/s/ Jian Liu		May 12, 2006
Jian Liu	Chief Financial Officer

/s/ Jimei Liu
Jimei Liu	Director	May 12, 2006

/s/ Xiang Ma
Xiang Ma	President	May 12, 2006