Form 10QSB
period 2006-06-30
China 3C Group
filed 2006-08-08
CIK 1076784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2006_____.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____  to _____.

Commission file number __000-28767___________

China 3C Group
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0403070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

368 HuShu Nan Road
HangZhou City, Zhejiang Province, China 310014
_______________________________________________________________________
(Address of Principal Executive Offices)

086-0571-88381700
_______________________________________________________________________
(Issuer’s telephone number)

______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [_] No [X]

As of August 7, 2006, the registrant had 48,850,194 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [_] No [X]

Exhibit 31.1  Certification by Zhenggang Wang, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of
1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2006.

Exhibit 31.2  Certification by Jian Liu, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of
1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2006.

Exhibit 32.1  Certification by Zhenggang Wang, Chief Executive Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2006.

Exhibit 32.2  Certification by Jian Liu, Chief Financial Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2006.

-i-

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

E-MAIL: MORGENCPA@CS.COM

Board of Directors and Stockholders of
China 3C Group Inc. and Subsidiaries

We have reviewed the accompanying consolidated balance sheets of China 3C Group, Inc. and Subsidiaries as of June 30, 2006 and the consolidated condensed statements of income for the six and three ended June 30, 2006 and consolidated statements of cash flows for the six month then ended. These financial statements are the responsibility of the Company’s management.

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
July 28, 2006

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

/s/Kabani & Company, Inc.
Certified Public Accountants

Los Angeles California
March 10, 2006

CHINA 3C GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
JUNE 30, 2006 AND DECEMBER 31, 2005

ASSETS	2006	2005
Current Assets
Cash and cash equivalents	$3,274,231	$1,949,222
Accounts receivable, net	2,264,329	913,215
Inventory	935,775	602,974
Advance to supplier	2,087,408	372,000
Refundable Deposits	931
Prepaid expenses	194,419	139,193
Total Current Assets	8,757,093	3,976,604

Property & equipment, net	38,392	43,662

Total Assets	$8,795,485	$4,020,266

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$391,311	$111,296
Income tax payable	1,110,748	222,550
Notes payable	2,629	7,769
Total Current Liabilities	1,504,688	341,615

Stockholders' Equity

Common stock, $.001 par value, 100,000,000 shares authorized, 48,850,077 and 39,870,077 issued and outstanding	48,850	39,870
Shares to be issued, 8,980,000		502,000
Additional paid in capital	2,606,330	2,113,310
Deferred consulting expense		(387,945)
Subscription receivable	(50,000)	(50,000)
Statutory reserve	402,030	402,030
Other comprehensive income	122,907	74,950
Retained earnings	4,160,680	984,436
Total Stockholders' Equity	7,290,797	3,678,651
Total Liabilities and Stockholders' Equity	$8,795,485	$4,020,266

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2006

	Six Months Ended 6/30/2006	Three Months Ended 3/31/2006

Sales, net	$42,068,945	$28,618,196

Cost of sales	35,867,624	24,347,343
Gross profit	6,201,321	4,270,853

General and administrative expenses	1,408,990	903,938
Income from operations	4,792,331	3,366,915

Other (Income) Expense
Interest income	(8,347)	(4,249)
Other expense	5,772	281
Interest expense	140	54
Total Other (Income) Expense	(2,435)	(3,914)
Income before income taxes	4,794,766	3,370,828

Provision for income taxes	1,618,522	1,108,133
Net income	$3,176,244	$2,262,695

Net income per share:
Basic & diluted	$0.07	$0.05

Weighted average number of shares outstanding:
Basic & diluted	44,360,077	44,360,077

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND YEAR ENDED DECEMBER 31, 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,176,244	$1,458,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,457	17,420
Loss on asset disposition	201
Provision for bad debts	4,639
Issuance of shares for consultants		225,680
Amortization of deferred consulting expense	200,000	12,055
Shares to be issued to consultants		498,000
(Increase) / decrease in assets:
Accounts receivables	(1,355,651)	(286,498)
Inventory	(332,801)	(421,658)
Prepaid expense	132,719	(42,522)
Advance to supplier	(1,715,408)	(372,000)
Deposits	(931)	1,288
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	280,015	(267,816)
Income tax payable	888,196	122,067
Total Adjustments	(1,890,564)	(513,984)

Net cash provided by operating activities	1,285,680	944,266

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(3,860)	(2,308)
Proceeds from asset sales	372
Net cash provided by Investing activities	(3,488)	---
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution to subsidiary before acquisition		1,210,000
Dividends paid		(529,140)
Proceed on loan from related parties		97,760
Payments on loan to related parties		(250,877)
Payments on note payable	(5,140)	(9,807)
Net cash (used in) provided by financing activities	(5,140)	517,936
Effect of exchange rate changes on cash and cash equivalents	47,957	19,670

Net change in cash and cash equivalents	1,325,009	1,479,564
Cash and cash equivalents, beginning balance	1,949,222	469,658
Cash and cash equivalents, ending balance	$3,274,231	$1,949,222
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$222,819	$965,354
Interest payments	$86	$2,954

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND THE YEAR ENDED DECEMBER 31, 2005

			Shares	Additional	Other	Deferred			Retained Earnings	Total
	Common Stock		to be	Paid-In	Comprehensive	Consulting	Subscription	Statutory	(Accumulated	Stockholders'
	Shares	Amount	issued	Capital	Income	Expense	Receivable	Reserve	Deficit)	Equity/Deficit
Balance December 31, 2004	35,000,000	35,000		267,500				70,379	383,297	756,176

Changes due to recapitalization	2,613,282	2,613		1,226,387						1,229,000
Shares issued for consulting fees			498,000							498,000
Warrants issued for deferred consulting fees				400,000		(387,945)				12,055
Stock issued for guarantee fee	2,256,795	2,257		223,423						225,680
Warrants exercised			4,000	(4,000)
Stock subscription receivable							(50,000)			(50,000)
Dividend paid									(525,460)	(525,460)
Foreign currency translation adjustments					74,950					74,950
Transfer to statutory reserve								331,651	(331,651)
Net income for the year ended December 31, 2005									1,458,250	1,458,250
Balance December 31, 2005	39,870,077	$39,870	$502,000	$2,113,310	$74,950	$(387,945)	$(50,000)	$402,030	$984,436	$3,678,651
Stock Issued	8,980,000	8,980	(502,000)	493,020
Foreign currency translation adjustments					47,957					47,957
income for the six Months ended June 30, 2006									3,176,244	3,176,244
Transferred To prepaid						387,945				387,945
Balance March 31, 2006	48,930,680	48,850		2,606,330	122,907		(50,000)	402,030	4,160,680	7,290,797

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

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

Translation Adjustment

As of December 31, 2005 and 2004, the accounts of Zhejiang, Wang Da and Yiwu were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity. Transaction gains and losses are reflected in the income statement.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

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
JUNE 30, 2006

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

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of June 30, 2006 and December 31, 2005 inventory consisted of finished goods valued at $935,775 and $602,974 respectively.

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

Furniture and Fixtures	5 years
Automobile	10 years
Computer Hardware and Software	5 years

As of June 30, 2006 Property, Plant & Equipment consist of the following:

Automobile	$95,360
Office equipment	42,799
138,059
Accumulated depreciation	(99,667)
$38,392

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

Note 2 - Summary of Significant Accounting Policies (Continued)

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2005 there were no significant impairments of its long-lived assets.

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (“SAB”) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (“APB 25”) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

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
JUNE 30, 2006

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

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure about Segments of an Enterprise and Related Information” requires use of the management approach¨ model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

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
JUNE 30, 2006

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

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6.”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

In June 2005, the FASB Staff issued FASB Staff Position 150-5 (“FSP 150-5”), “Issuers Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable.” FSP 150-5 addresses whether freestanding warrants and other similar instruments on shares that are redeemable, either puttable or mandatorily redeemable, would be subject to the requirements of FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” regardless of the timing or the redemption feature or the redemption price. The FSP is effective after June 30, 2005.

The Company believes that the adoption of these standards will have no material impact on its financial statements.

Note 3 - Advance to Supplier

Advance to suppliers represents payments to suppliers for payments of materials. As of June 30, 2006 and December 31, 2005 the company had paid $2,087,408 and $372,000, respectively as advances to suppliers.

Note 4 - Notes Payable

At June 30, 2006, the Company had borrowings outstanding in the aggregate amount of $2,629. Notes Payable were as follows on June 30, 2006:

Description
Secured note payable to a bank in China, interest at 4.941% per annum, due on July 30, 2006	$1,720
Secured note payable to a bank in China, interest at 4.941% per annum, due on August 12, 2006	909
Total	$2,629

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

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

The Company is amortizing the fair value of the warrants, $400,000, over the period of the agreement. The fair value of the warrants was calculated assuming 293% volatility, term of the warrant of 3 years, risk free rate of 4% and dividend yield of 0%. For the six months ended June 30, 2006 and for the year ended December 31, 2005, $200,000 and $12,055 of consulting fee was expensed relating to the warrants, respectively.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

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
JUNE 30, 2006

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

The following is a reconciliation of income tax expense:

6/30/2006	U.S.	State	International	Total
Current	$0	$0	$1,618,522	$1,618,522
Deferred
Total	$0	$0	$1,618,522	$1,618,522

12/31/2005	U.S.	State	International	Total
Current	$0	$800	$1,087,221	$1,088,021
Deferred
Total	$0	$800	$1,087,221	$1,088,021

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	6/30/2006	12/31/2005

US statutory tax rate	34%	34%
Foreign income not recognized in US	-34%	-34%
PRC income tax	33%	33%

Effective rate	15%	15%

 Note 10 - Committments

The Company leases various office facilities under operating leases that have terminated during 2006. Rental expense for these leases consisted of $23,601 for the six months ended June 30, 2006. The Company has no future minimum lease obligations.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

Note 11 - Statutory Reserve

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprises¡¦ income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves and statutory public affair fund. Prior to January 1, 2006 the proportion of allocation for reserve was 10 percent of the profit after tax to the surplus reserve fund and additional 5-10 percent to the public affair fund. The public affair fund reserve was limited to 50 percent of the registered capital. Effect January 1, 2006 there is now only one fund requirement. The reserve is 10 percent of income after tax, not to exceed 50 percent of registered capital.

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2006, the Company had allocated $402,030 to these non-distributable reserve funds.

Note 12 - Other Comprehensive Income

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at June 30, 2006 and December 31, 2005 are as follows:

	Foreign Currency Translation Adjustment		Accumulated Other Comprehensive Income
Balance at December 31, 2004	$		$
Change for 2005		74,950		74,950
Balance at December 31, 2005		$74,950		$74,950
Change 6 months ended June 30, 2006		47,957		47,957
Balance at June 30, 2006		$122,907		$122,907

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

Note 14 - Major Customers and Credit Risk

The Company derived approximately 16.72% of its sales from five customers during the period ended June 30, 2006. No customer accounted for more than 10%. No one customer accounted for more than 10.00% of the company’s accounts receivable at June 30, 2006.

Note 15 - Reclassifications

Certain prior period amounts have been reclassified to conform to the six months ended June 30, 2006 presentation.

Forward Looking Statements

We have included and from time to time may make in our public filings, press releases or other public statements, certain statements, including, without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in “Risk Factors” and elsewhere in this Form 10-QSB.

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

Results of Operations

The following table presents certain consolidated statement of operations information stated as a percentage of total revenues. All financial information is presented for the 6 months ended June 30, 2006 and, the 3 months, ended June 30, 2006. As the reverse merger took place on December 31, 2005, no comparative figures are available for June 30, 2005.

	Q2	Q1
	2006	2006
Sales, net	$28,618,196	$13,450,749
Cost of sales	24,347,343	11,520,281
General and Administrative Expense	903,938	505,052
Income from Operations	$3,366,915	$1,425,416

Net sales

Net sales for the three months ended June 30, 2006 totaled $28,618,196 compared to $13,450,749 for the 3 months ended March 31, 2006. The increase was due to increased sales volume from new products and existing products during the three months ended June 30, 2006.

Cost of Sales

Cost of sales for the three months ended June 30, 2006 totaled $24,347,343 or approximately 85.08% of net sales compared to $11,520,281 or approximately 85.65% for the three months ended March 31, 2006. The cost of sales as a percentage remains stable during the 3 months ended June 30, 2006.

Gross Profit Margin

Gross profit margin for the three months ended June 30, 2006 was 14.92% compared to 14.35% for the 3 months ended March 31, 2006. The gross profit margin remains stable during the three months ended June 30, June.

Operating Expense

General and administrative expense for the three months ended June 30, 2006 totaled $903,938 or approximately 3.16% of net sales, compared to $505,052 or approximately 3.75% for the three months ended March 31, 2006. The decrease of 0.59% was due to the benefit from scale of operations in that the increment in net sales is higher than the increment in overall general and administrative expenses.

Income from Operations

Income from operations for the three months ended June 30, 2006 was $3,366,915 or 12.12% of net Sales as compared to income from operations of $1,425,916 for the three months ended March 31, 2006 or 10.6% of net Sales. The increase was due to both Costs of Sales and Selling & Administrative costs.

Interest Expense

Interest expense for the three months ended June 30, 2006 totaled $54 compared to $86 for the three months ended March 31, 2006. By August of 2006 the company will have completely paid off existing notes payable.

Net Income

Net income was $2,262,695 or 7.91% of net Sales for the three months ended June 30, 2006 compared to $913,548 or 6.79% of net Sales for the 3 months ended March 31, 2006. The increase in percentage was due to slight increase in gross profit margin and decrease in cost.

Segment Performance

	HWDA		YYXC
	Q2 2006	Q1 2006	Q2 2006			Q1 2006

				Fixed line			Fixed line
	Mobile phone	Mobile phone	Fax machine	Telephone sets	Total	Fax machine	Telephone Sets	Total

Operating revenue	15,132,322	6,012,716	13,194,912	290,961	13,485,873	7,438,033	0	7,438,033
Cost of operating revenue	(13,156,757)	(5,329,682)	(10,939,506)	(251,080)	(11,190,586)	(6,190,599)	0	(6,190,599)

	1,975,566	683,034	2,255,406	39,881	2,295,287	1,247,434	0	1,247,434

General and administrative expenses	(307,660)	(141,751)			(300,861)			(210,396)

Income from operations	1,667,905	541,283			1,994,427			1,037,038

Other Income / (Expense)
Interest income	973	663			1,469			1,259
Other expense	(252)	(159)			(28)			(5,332)
Interest expense	(32)	(47)			(22)			(39)

Total Other Income / (Expense)	689	457			1,419			(4,112)

Income before income taxes	1,668594	541,740			1,995,846			1,032,926
Provision for income taxes	514,685	178,790			593,448			331,599

Net income	1,153,909	362,950			1,402,397			701,327

YYXC commenced a new line of activity distributing fixed line telephone sets from May 2006 during the three months ended June 30, 2006. In addition, other subsidiaries incurred general and administrative expenses totaling $295,417 for the three months ended June 30, 2006, and interest income of $1,808.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $3,274,231 at June 30, 2006 and current assets totaled $8,747,093 at June 30, 2006. The Company’s total current liabilities were $1,504,688 at June 30, 2006. Working capital at June 30, 2006 was $7,252,405. We believe that the funds available to us are adequate to meet our operating needs for the remainder of 2006. For the three months ended June 30, 2006, net cash provided by operating activities was $1,429,978.

Capital expenditures

Total capital expenditures during the three months ended June 30, 2006 was $3,860 for purchase of fixed assets. We have no plans for material capital expenditures during the remainder of 2006.

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

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2006, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of the our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the stockholders in the quarter that are required to be disclosed.

 Item 5.  Other Information.

There is no information required to be disclosed in a report on Form 8-K during the quarter of the fiscal year covered by this Form 10-QSB but not reported.

Item 6.  Exhibits.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of August, 2006.

CHINA 3C GROUP

By:	/s/ Zhenggang Wang
Name: Zhenggang Wang Title: Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ Zhenggang Wang		August 7, 2006
Zhenggang Wang	Chief Executive Officer and Chairman

/s/ Jian Liu		August 7, 2006
Jian Liu	Chief Financial Officer

/s/ Xiang Ma		August 7, 2006
Xiang Ma	President

/s/ Jimei Liu		August 7, 2006
Jimei Liu	Director

/s/ Weikang Gu
Weikang Gu	Director	August 7, 2006

/s/ Rongjin Weng
Rongjin Weng	Director	August 7, 2006

/s/ Chenghua Zhu
Chenghua Zhu	Director	August 7, 2006

/s/ Mingjun Zhu
Mingjun Zhu	Director	August 7, 2006