Form 10QSB/A
period 2006-06-30
China 3C Group
filed 2006-09-13
CIK 1076784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB / Amendment No. 1

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2006.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of September, 2006.

CHINA 3C GROUP

By:	/s/ Zhenggang Wang
Name: Zhenggang Wang
Title: Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ Zhenggang Wang		September 11, 2006
Zhenggang Wang	Chief Executive Officer and Chairman

/s/ Jian Liu		September 11, 2006
Jian Liu	Chief Financial Officer

/s/ Xiang Ma		September 11, 2006
Xiang Ma	President

/s/ Jimei Liu		September 11, 2006
Jimei Liu	Director

/s/ Weikang Gu
Weikang Gu	Director	September 11, 2006

/s/ Rongjin Weng
Rongjin Weng	Director	September 11, 2006

/s/ Chenghua Zhu
Chenghua Zhu	Director	September 11, 2006

/s/ Mingjun Zhu
Mingjun Zhu	Director	September 11, 2006