Form 10QSB/A
period 2006-03-31
China 3C Group
filed 2006-09-20
CIK 1076784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
AMENDMENT NO. 1

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
___________________________________________
(Address of Principal Executive Offices)

086-0571-88381700
___________________________________________
(Issuer’s telephone number)

____________________________________________
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

Note 12 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at March 31, 2006 and December 31, 2005 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2004	$0	$0
Change for 2005	74,950	74,950
Balance at December 31, 2005	$74,950	$74,950
Change 3 months ended March 31, 2006	(80,603)	(80,603)
Balance at March 31, 2006	(5,653)	(5,653)

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

__________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of September, 2006.

CHINA 3C GROUP

By:	/s/ Zhenggang Wang
Name: Zhenggang Wang
Title: Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ Zhenggang Wang		September 18, 2006
Zhenggang Wang	Chief Executive Officer and Chairman of the Board

/s/ Jian Liu		September 18, 2006
Jian Liu	Chief Financial Officer

/s/ Xiang Ma
Xiang Ma	President	September 18, 2006

/s/ Weikang Gu
Weikang Gu	Director	September 18, 2006

/s/ Rongjin Weng
Rongjin Weng	Director	September 18, 2006

/s/ Chenghua Zhu
Chenghua Zhu	Director	September 18, 2006

/s/ Mingjun Zhu
Mingjun Zhu	Director	September 18, 2006