Form 10QSB
period 2006-09-30
China 3C Group
filed 2006-11-07
CIK 1076784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2006          .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

As of November 6, 2006, the registrant had 49,765,828 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

Exhibit 31.1	Certification by Zhenggang Wang, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of
1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2006.

Exhibit 31.2	Certification by Jian Liu, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of
1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2006.

Exhibit 32.1	Certification by Zhenggang Wang, Chief Executive Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2006.

Exhibit 32.2	Certification by Jian Liu, Chief Financial Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2006.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MORGENSTERN, SVOBODA & BAER, CPA’s, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MORGENCPA@CS.COM

Board of Directors and Stockholders of
China 3C Group Inc. and Subsidiaries

We have reviewed the accompanying consolidated balance sheets of China 3C Group, Inc. and Subsidiaries as of September 30, 2006 and the consolidated condensed statements of income for the nine and three ended September 30, 2006 and consolidated statements of cash flows for the nine month then ended. These financial statements are the responsibility of the Company’s management.

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

Morgenstern, Svoboda & Baer CPA’s P.C.
Certified Public Accountants

New York, New York
November 3, 2006

CHINA 3C GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

ASSETS	2006	2005
Current Assets	(Unaudited)	(Audited)
Cash and cash equivalents	$4,916,409	1,949,222
Accounts receivable, net	5,276,137	913,215
Inventory	2,177,466	602,974
Advance to supplier	1,986,608	372,000
Refundable Deposits	6,090
Prepaid expenses	136,102	139,193
Total Current Assets	14,498,812	3,976,604

Property & equipment, net	56,606	43,662

Goodwill	5,809,618

Total Assets	$20,365,036	4,020,266

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,561,024	111,296
Income tax payable	1,710,372	222,550
Notes payable	2,500,438	7,769
Total Current Liabilities	5,771,834	341,615

Stockholders' Equity

Common stock, $.001 par value, 100,000,000
shares authorized, 49,765,828 and 39,870,077 issued and outstanding	49,766	39,870
Shares to be issued, 8,980,000		502,000
Additional paid in capital	6,355,414	2,113,310
Deferred consulting expense		(387,945)
Subscription receivable	(50,000)	(50,000)
Statutory reserve	643,991	402,030
Other comprehensive income	209,497	74,950
Retained earnings	7,384,534	984,436
Total Stockholders' Equity	14,593,202	3,678,651
Total Liabilities and Stockholders' Equity	$20,365,036	$4,020,266

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006

	Nine Months Ended 9/30/2006	Three Months Ended 9/30/2006

Sales, net	$84,642,865	$42,573,920

Cost of sales	71,842,396	35,974,772
Gross profit	12,800,469	6,599,148

General and administrative expenses	3,061,268	1,652,278
Income from operations	9,739,201	4,946,870

Other (Income) Expense
Interest income	(17,608)	(9,261)
Other expense	29,364	23,592
Interest expense	162	22
Total Other (Income) Expense	11,918	14,253
Income before income taxes	9,727,283	4,932,517

Provision for income taxes	3,327,185	1,708,663
Net income	$6,400,098	$3,223,854

Net income per share:
Basic & diluted	$0.14	$0.07

Weighted average number of shares outstanding:
Basic & diluted	44,817,953	44,817,953

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND THE YEAR ENDED DECEMBER 31, 2005

	2006	2005
	Unaudited	Audited
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$6,400,098	$1,458,250
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	13,125	17,420
Loss on asset disposition	201
Provision for bad debts	(4,443)
Issuance of shares for consultants		225,680
Amortization of deferred consulting expense	300,000	12,055
Shares to be issued to consultants		498,000
(Increase) / decrease in assets:
Accounts receivables	(3,150,826)	(286,498)
Inventory	(906,988)	(421,658)
Prepaid expense	93,369	(42,522)
Advance to supplier	(919,913)	(372,000)
Deposits	(6,090)	1,288
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	1.237,825	(267,816)
Income tax payable	1,073,634	122,067
Total Adjustments	(2,270,106)	(513,984)

Net cash provided by operating activities	4,129,992	944,266

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(25,676)	(2,308)
Goodwill purchased in acquisition	(5,809,618)
Net non-cash assets acquired in acquisition	(1,660,621)
Issuance of Shares for acquisition	3,750,000
Proceeds from asset sales	372
Net cash used by Investing activities	(3,745,543)	(2,308)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution to subsidiary before acquisition		1,210,000
Dividends paid		(529,140)
Proceed on loan from related parties		97,760
Notes issued relating to acquisition	5,000,000
Payments on loan to related parties		(250,877)
Payments on note payable	(2,507,331)	(9,807)
Net cash provided by financing activities	2,492,669	517,936
Effect of exchange rate changes on cash and cash equivalents	90,069	19,670

Net change in cash and cash equivalents	2,967,187	1,479,564
Cash and cash equivalents, beginning balance	1,949,222	469,658
Cash and cash equivalents, ending balance	$4,916,409	$1,949,222
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$1,839,363	$965,354
Interest payments	$111	$2,954

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND DEPTEMBER 30, 2005

									Retained
			Shares	Additional	Other	Deferred			Earnings	Total
	Common Stock		to be	Paid-In	Comprehensive	Consulting	Subscription	Statutory	(Accumulated	Stockholders'
	Shares	Amount	issued	Capital	Income	Expense	Receivable	Reserve	Deficit)	Equity/Deficit
Balance December 31, 2004	35,000,000	35,000		267,500				70,379	383,297	756,176

Changes due to recapitalization	2,613,282	2,613		1,226,387						1,229,000
Shares issued for consulting fees			498,000							498,000
Warrants issued for deferred consulting fees				400,000		(387,945)				12,055
Stock issued for guarantee fee	2,256,795	2,257		223,423						225,680
Warrants exercised			4,000	(4,000)
Stock subscription receivable							(50,000)			(50,000)
Dividend paid									(525,460)	(525,460)
F Foreign currency translation adjustments					74,950					74,950
Transfer to statutory reserve								331,651	(331,651)
Net income for the year ended December 31, 2005									1,458,250	1,458,250
Balance December 31, 2005	39,870,077	$39,870	$502,000	$2,113,310	$74,950	$(387,945)	$(50,000)	$402,030	$984,436	$3,678.651
Stock Issued	8,980,000	8,980	(502,000)	493,020
Foreign currency translation adjustments					90,069)					90,069
income for the nine Months ended September 30, 2006									6,400,098	6,400,098
Purchase Acquisition	915,751	916		3,,749,084	44,478			241,961		4,036,439
Transferred To prepaid						387,945				387,945
Balance September 30, 2006	49,765,828	$49,766		$6,355,414	$209,497		$(50,000)	$643,991	$7,384,534	$14,593,202

The accompanying notes are an integral part of these consolidated financial statements

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

Note 1 - ORGANIZATION

China 3C Group was incorporated on August, 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited - BVI (“Capital”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang Yong Xin Digital Technology Co., Ltd. (“Zhejiang”), Yiwu Yong Xin Communication Ltd. (“Yiwu”), Hangzhou Wandga Electronics Co., Ltd. (“Wang Da”), and Hangzhou Sanhe Electronic Technology, Limited (“Sanhe”) were incorporated under the laws of Peoples Republic of China on July 11, 2005, July 18, 1997, March, 30, 1998, and April 12, 2004 respectively. China 3C Group owns 100% of Capital and Capital owns 100% of the capital stock of Sanhe and Zhejiang. Zhejiang owns 90% and Yiwu owns 10% of Wang Da. Zhejiang owns 90% and Wang Da owns 10% of Yiwu. Collectively the five corporations are referred to herein as the “Company.”

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

The Company is now engaged in the business of mobile phone, facsimile machines, DVD players, stereo’s, and speaker distribution.

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

Translation Adjustment

As of September 30, 2006 and December 31, 2005, the accounts of Zhejiang, Wang Da, Yiwu, and Sanhe were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”). Such financial statements were translated into U.S. Dollars (“USD”) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income¨ as a component of shareholders equity. Transaction gains and losses are reflected in the income statement.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

Principles of Consolidation

The consolidated financial statements include the accounts of China 3C Group and its wholly owned subsidiaries Capital, Zhejiang, Wang Da, Yiwu, and Sanhe, collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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
SEPTEMBER 30, 2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $13,383 as at September 30, 2006.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of September 30, 2006 and December 31, 2005 inventory consisted of finished goods valued at $ 2,177,466 and $602,974 respectively.

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

Furniture and Fixtures	5 years
Automobile	10 years
Computer Hardware and Software	5 years

As of September 30, 2006 Property, Plant & Equipment consist of the following:

Automobile	$95,360
Office equipment	65,735
161,095
Accumulated depreciation	(104,489)
$56,606

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2006 there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

Statement of financial accounting standard No. 107, “Disclosures about fair value of financial instruments”, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (“SAB”) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method, or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (“APB 25”) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

Basic and Diluted Earnings per Share

Earnings per share are calculated in accordance with the Statement of financial accounting standards No. 128 (“SFAS No. 128”), “Earnings per share.” SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (“APB 15”). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

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

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure about Segments of an Enterprise and Related Information” requires use of the management approach model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Recent accounting pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company’s first quarter of fiscal 2006.

In June 2005, the EITF reached consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on our consolidated financial position or results of operations.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

On February 16, 2006 FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140.” Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

The Company believes that the adoption of these standards will have no material impact on its financial statements.

Note 3 - ADVANCE TO SUPPLIER

Advance to suppliers represents payments to suppliers for payments of finished goods. As of September 30, 2006 and December 31, 2005 the Company had paid $1,986,608 and $372,000, respectively as advances to suppliers.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

Note 4- NOTES PAYABLE

At September 30, 2006, the Company had borrowings outstanding in the aggregate amount of $438. Notes Payable was as follows on September 30, 2006:

Description
Secured note payable to a bank in China, interest at 4.941% per annum, due on October 20, 2006	$438

Total	$438

Notes Payable - Former Shareholders Hangzhou Sanhe Electronic Technology Ltd. As consideration for acquisition shares. Due six months after closing as evidenced by a promissory note.

$2,500,000

Note 5 - COMMON STOCK

On December 20, 2005, the Company completed a private offering of 1,000,000 shares of its common stock at a per share price of $0.10 to unaffiliated individuals, resulting in gross proceeds to the Company of $100,000. The proceeds were to be used for the Company’s proposed plan to identify and complete a merger or acquisition with private entities.

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

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

Note 5 - COMMON STOCK (Continued)

On December 21, 2005, the Company issued 2,256,795 shares of the Company’s common stock to a company for guarantee fees related to the acquisition of Capital. The guarantee was valued at $225,680, which was the fair value of the shares issued at the date of the transaction and was expensed as consulting fees in the statement of operations.

Pursuant to share exchange agreement, dated August 3, 2006, the Company issued 915,751 shares of restricted common stock, to the former shareholders of Hangzhou Sanhe Electronic Technology Ltd. The shares were valued at $3,750,000, which was the fair value of the shares at the date of exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

Note 6 - STOCK WARRANT

On December 20, 2005, the Company issued a warrant for 4,000,000 shares to two individuals with an exercise price of $0.10. The warrants were issued for consulting services to be provided from December 20, 2005 to December 19, 2006. The warrant was exercisable immediately and was exercised on December 30, 2005.

The Company is amortizing the fair value of the warrants, $400,000, over the period of the agreement. The fair value of the warrants was calculated assuming 293% volatility, term of the warrant of 3 years, risk free rate of 4% and dividend yield of 0%. For the nine months ended September 30, 2006 and September 30, 2005, $000,000 and $00,055 of consulting fee was expensed relating to the warrants, respectively.

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

As a result of the exchange agreement, the reorganization was treated as an acquisition by the accounting acquirer that is being accounted for as a recapitalization and as a reverse merger by the legal acquirer for accounting purposes. Pursuant to the recapitalization, all capital stock shares and amounts and per share data have been retroactively restated. Accordingly, the financial statements include the following:

(1) The balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the legal acquirer at historical cost.

(2) The statements of operations include the operations of the accounting acquirer for the period presented and the operations of the legal acquirer from the date of the merger.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

Note 8 - COMPENSATED ABSENCES

Regulation 45 of local PRC labor law entitles employees to annual vacation leave after one year of service. In general all leave must be utilized annually, with proper notification, any unutilized leave is cancelled.

Note 9 - INCOME TAXES

The Company through its subsidiaries, Zhejiang, Wang Da, Sanhe, and Yiwu, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses of $1,400,000 as of September 30, 2006 for income tax purposes. However, a hundred percent allowance has been created on the deferred tax asset of $575,000 due to uncertainty of its realization.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is at a statutory rate of 33%, which is comprised of 30% national income tax and 3% local income tax.

The following is a reconciliation of income tax expense:

9/30/2006	U.S.		State		International	Total
Current	$		$		$3,327,185	$3,327,185
Deferred
Total		$0		$0	$3,327,185	$3,327,185

12/31/2005		U.S.		State	International	Total
Current	$			$800	$1,087,221	$1,088,021
Deferred
Total		$0		$800	$1,087,221	$1,088,021

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	9/30/2006	12/31/2005

US statutory tax rate	34%	34%
Foreign income not recognized in US	-34%	-34%
PRC income tax	33%	33%

Effective rate	33%	33%

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

Note 10 - COMMITTMENTS

The Company leases various office facilities under operating leases that terminate thru 2008. The Company also has management agreements that terminate in 2007. The future minimum obligations under these agreements are as follows:

2007	$96,339
2008	$7,313
2009	$3,720

Note 11 - STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprises income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves and statutory public welfare fund. Prior to January 1, 2006 the proportion of allocation for reserve was 10 percent of the profit after tax to the surplus reserve fund and additional 5-10 percent to the public affair fund. The public welfare fund reserve was limited to 50 percent of the registered capital. Effective January 1, 2006, there is now only one fund requirement. The reserve is 10 percent of income after tax, not to exceed 50 percent of registered capital.

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2006, the Company had allocated $643,991 to these non-distributable reserve funds.

Note 12 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders equity, at September 30, 2006 and December 31, 2005 are as follows:

	Foreign Currency Translation Adjustment		Accumulated Other Comprehensive Income
Balance at December 31, 2004	$		$
Change for 2005		74,950		74,950
Balance at December 31, 2005		$74,950		$74,950
Change 9 months ended September 30, 2006		134,547		134,547
Balance at September 30, 2006		$209,497		$209,497

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

Note 14 - MAJOR CUSTOMERS AND CREDIT RISK

During the period ended September 30, 2006, no customer accounted for more than 10%. No one customer accounted for more than 10.00% of the company’s accounts receivable at September 30, 2006.

Forward Looking Statements

We have included and from time to time may make in our public filings, press releases or other public statements, certain statements, including, without limitation, those under “Management’s Discussion and Analysis or Plan of Operations” in Item 2. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control.

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

Overview

China 3C Group was incorporated on August, 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited (“CFDL”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang Yong Xin Digital Technology Co., Ltd. (“ZYXD”), Yiwu Yong Xin Communication Ltd. (“YYXC”), Hangzhou Wandga Electronics Co., Ltd. (“HWDA”), and Hangzhou Sanhe Electronic Technology, Limited (HSET), were incorporated under the laws of Peoples Republic of China on July 11, 2005, July 18, 1997, March, 30, 1998, and April 12, 2004 respectively. China 3C Group owns 100% of CFDL and CFDL owns 100% of the capital stock of ZYXD. ZYXD owns 90% and YYXC owns 10% of HWDA. ZYXD owns 90% and HWDA owns 10% of YYXC. Collectively the five corporations are referred to herein as the Company.

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

The Company is now engaged in the business of mobile phone, facsimile machines, DVD players, stereos, and speaker distribution.

During the quarter ending September 30, 2006 the Company completed the acquisition of a new subsidiary, Sanhe Electronic Technology, Limited. Under the terms of the share exchange agreement the company issued 915,971 shares of restricted common stock, valued at $3,750,000 and notes totaling $5,000,000. All financial information includes Sanhe at September 30, 2006 and for the three months then ended.

Results of Operations

The following table presents certain consolidated statement of operations information stated as a percentage of total revenues. All financial information is presented for the nine months ended September 30, 2006 and the three months, ended September 30, 2006. As the reverse merger took place on December 31, 2005, no comparative figures are available for September 30, 2005.

	Nine Months	Three Months
	2006	2006
Sales, net	$84,642,865	$42,573,920
Cost of sales	71,842,396	35,974,772
General and Administrative Expense	3,061,268	1,652,278
Income from Operations	$9,739,201	$4,946,870

Net sales

Net sales for the three months ended September 30, 2006 totaled $42,573,920 compared to $28,618,196 for the three months ended June 30, 2006. The increase was due to increased sales volume from new products and existing products during the three months ended September 30, 2006 and the inclusion of a newly acquired subsidiary (Sanhe).

Cost of Sales

Cost of sales for the three months ended September 30, 2006 totaled $35,974,772 or approximately 84.50% of net sales compared to $24,347,343 or approximately 85.08% for the three months ended June 30, 2006. The cost of sales as a percentage remains stable during the three months ended June 30, 2006 even after the inclusion of the newly acquired subsidiary.

Gross Profit Margin

Gross profit margin for the three months ended September 30, 2006 was 15.50% compared to 14.92% for the 3 months ended June 30, 2006. The gross profit margin remains stable during the three months ended September 30, 2006 even after the inclusion of newly acquired subsidiary.

Operating Expense

General and administrative expense for the three months ended September 30, 2006 totaled $1,652,278 or approximately 3.88% of net sales, compared to $903,938 or approximately 3.16% for the three months ended June 30, 2006. The increase of 0.72% was due to the inclusion of the newly acquired subsidiary, Sanhe, during the quarter.

Income from Operations

Income from operations for the three months ended September 30, 2006 was $4,946,870 or 11.62% of net Sales as compared to income from operations of $3,366,915 for the three months ended June 30, 2006 or 12.12% of net Sales. The increase was due to both Costs of Sales and Selling and Administrative costs and the inclusion of the newly acquired subsidiary.

Interest Expense

Interest expense for the three months ended September 30, 2006 totaled $22 compared to $54 for the three months ended June 30, 2006. By October 2006 the Company will have completely paid off existing notes payable.

Net Income

Net income was $3,223,854 or 7.57% of net Sales for the three months ended September 30, 2006 compared to $2,262,695 or 7.91% of net Sales for the three months ended June 30, 2006. The increase in percentage was due to slight increase in gross profit margin, decrease in cost, and the inclusion of the newly acquired subsidiary.

Segment Performance
	Hangzhou Sanhe					Yiwu Yong Xin			Hangzhou Wang	China 3c
China 3C Group Segment Reporting	DVD Players	Hi Fi System	Speakers	Fittings	Total	Fax machine	Telephone	Total	Mobile phone	Total Company
Three Months Ending	$US$	$US$	$US$	$US$	$US$	$US$	$US$	$US$	$US$	$US$
September 30, 2006

OPERATING REVENUES	5,423,936.82	1,645,761.63	2,169,311.65	6,390.63	9,245,400.73	12,246,783.97	2,327,463.64	14,574,247.62	18,754,271.65	42,573,920.00
COST OF OPERATING REVENUES	-4,423,587.70	-1,292,025.01	-1,759,658.09	-4,293.74	-7,479,564.54	-10,414,001.42	-2,019,302.41	-12,433,303.83	-16,061,903.63	-35,974,772.00
GROSS PROFIT	1,000,349.12	353,736.63	409,653.56	2,096.89	1,765,836.20	1,832,782.56	308,161.23	2,140,943.79	2,692,368.02	6,599,148.00
OPERATING EXPENSES
Selling General & administrative					-809,635.99			-378,543.20	-464,098.82	-1,652,278.00
Total operating expense					-809,635.99			-378,543.20	-464,098.82	-1,652,278.00
INCOME FROM OPERATIONS					956,200.21			1,762,400.59	2,228,269.20	4,946,870.00
NON-OPERATING INCOME:
Interest income					3,379.31			3,016.51	2,865.18	9,261.00
Total non-operating income					3,379.31			3,016.51	2,865.18	9,261.00
NON-OPERATING EXPENSES:
Others & ( Bad Debt)					-23,320.72				-271.29	-23,592.00
Interest expense on obligation under finance leases					0.00			-5.74	-16.26	-22.00
Total non-operating expenses					-23,320.72			-5.74	-287.55	-23,614.00
INCOME BEFORE INCOME TAX					936,258.81			1,765,411.36	2,230,846.83	4,932,517.00
INCOME TAX					367,928.66			608,396.93	732,337.40	1,708,663.00
Income from continuing operations					568,330.14			1,157,014.43	1,498,509.43	3,223,854.00
NET INCOME (LOSS)					568,330.14			1,157,014.43	1,498,509.43	3,223,854.00

	Hangzhou Sanhe					Yiwu Yong Xin			Hangzhou Wang	China 3c
China 3C Group Segment Reporting	DVD Players	Hi Fi System	Speakers	Fittings	Total	Fax machine	Telephone	Total	Mobile phone	Total Company
Nine Months Ending	$US$	$US$	$US$	$US$	$US$	$US$	$US$	$US$	$US$	$US$
September 30, 2006
	Included In Consolidation Q3 Only
OPERATING REVENUES	5,423,936.82	1,645,761.63	2,169,311.65	6,390.63	9,245,400.73	32,864,628.07	2,618,424.64	35,483,052.72	39,914,411.55	84,642,865.00
COST OF OPERATING REVENUES	-4,423,587.70	-1,292,025.01	-1,759,658.09	-4,293.74	-7,479,564.54	-27,528,979.26	-2,270,382.41	-29,799,361.67	-34,563,469.79	-71,842,396.00
GROSS PROFIT	1,000,349.12	353,736.63	409,653.56	2,096.89	1,765,836.20	5,335,648.82	348,042.23	5,683,691.05	5,350,941.75	12,800,469.00
OPERATING EXPENSES
Selling General & administrative					-809,635.99			-1,787,533.20	-464,098.82	-3,061,268.00
Total operating expense					-809,635.99			-1,787,533.20	-464,098.82	-3,061,268.00
INCOME FROM OPERATIONS					956,200.21			3,896,157.85	4,886,842.94	9,739,201.00
NON-OPERATING INCOME:
Interest income					3,379.31			11,363.51	2,865.18	17,608.00
Total non-operating income					3,379.31			11,363.51	2,865.18	17,608.00
NON-OPERATING EXPENSES:
Others & ( Bad Debt)					-23,320.72			-5,772.00	-271.29	-29,364.00
Interest expense on obligation under finance leases					0.00			-145.74	-16.26	-162.00
Total non-operating expenses					-23,320.72			-5,917.73	-287.55	-29,526.00
INCOME BEFORE INCOME TAX					936,258.81			3,901,603.62	4,889,420.57	9,727,283.00
INCOME TAX					367,928.66			2,226,918.93	732,337.40	3,327,185.00
Income from continuing operations					568,330.14			1,674,684.69	4,157,083.17	6,400,098.00
NET INCOME (LOSS)					568,330.14			1,674,684.69	4,157,083.17	6,400,098.00

YYXC commenced a new line of activity distributing fixed line telephone sets in May 2006. Segment information for newly acquired subsidiary only includes three months ended September 30, 2006.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $4,916.409 at September 30, 2006 and current assets totaled $14,498,812 at September 30, 2006. The Company’s total current liabilities were $5,771,834 at September 30, 2006. Working capital at September 30, 2006 was $8,726,978. We believe that the funds available to us are adequate to meet our operating needs for the remainder of 2006. For the nine months ended September 30, 2006, net cash provided by operating activities was $4,129,992.

Capital expenditures

Total capital expenditures during the nine months ended September 30, 2006 were $25,676 for purchase of fixed assets. We have no plans for material capital expenditures during the remainder of 2006.

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

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2006, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of the our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Signatures	Title	Date

/s/ Zhenggang Wang		November 6, 2006
Zhenggang Wang	Chief Executive Officer and Chairman

/s/ Jian Liu		November 6, 2006
Jian Liu	Chief Financial Officer

/s/ Xiang Ma		November 6, 2006
Xiang Ma	President

/s/ Weikang Gu
Weikang Gu	Director	November 6, 2006

/s/ Rongjin Weng
Rongjin Weng	Director	November 6, 2006

/s/ Chenghua Zhu
Chenghua Zhu	Director	November 6, 2006

/s/ Mingjun Zhu
Mingjun Zhu	Director	November 6, 2006