Form 10KSB/A
period 2005-12-31
China 3C Group
filed 2007-02-28
CIK 1076784

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/ Amendment No. 1

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The following policies, we believe, are our most critical accounting policies, are important to our financial position and results of operations, and require significant judgment and estimates on the part of management. Those policies, that in the belief of management are critical and require the use of judgment in their application, are disclosed on Form 10KSB for the year ended December 31, 2005. Since December 31, 2005, there have been no material changes to our critical accounting policies.

We have identified the following policies as critical to our business and the understanding of its results of operations. The impact of these policies is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where these policies affect reported and anticipated financial results. Preparation of this report requires our use of estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported revenue and expense amounts for the periods being reported. On an ongoing basis, we evaluate these estimates, including those related to the valuation of accounts receivable, and the potential impairment of long lived assets. We base the estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

RESULTS OF OPERATIONS

Revenue Percentage and Market Share
Jan 2006-Sep 2006

Jan-Sep 2006	Product	Revenue Percentage of China 3C Group
YiWu YongXin	Fax Machine	32.33%
	Cord Phone	2.47%

HangZhou WandDa	Cell Phone	38.48%

San He	DVD/VCD	15.87%
	Audio Systems	10.84%

	Accessories	0.01%

Total China 3C Group		100.00%

China 3C's Market share in Eastern China		Market Share
	Fax Machine	8.01%
Data Source:	Cord Phone	0.72%
www.ccidnet.com	Cell Phone	1.34%
	DVD/VCD	1.31%
	Audio Systems	2.24%

Distribution and Retail Percentage
Jan 2006-Sep 2006

Jan-Sep 2006		Revenue	Percentage
YongXin	Distribution	$21,470,782	57.36%
	Retail	$15,962,805	42.64%
	Total YongXin	$37,433,587
WangDa	Distribution	$27,152,957	65.61%
	Retail	$14,230,659	34.39%
	Total WandDa	$41,383,616
SanHe	Distribution	$7,417,028	25.81%
	Retail	$21,318,315	74.19%
	Total SanHe	$28,735,343
Total China 3C Group		$107,552,546

	Total Distribution	$56,040,767	52.11%
	Total Retail	$51,511,779	47.89%
	Total China 3C Group	$107,552,546	100.00%

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

Index to Consolidated Financial Statements

Net sales

Net sales for 2005 totaled $32,588,634 compared to $24,701,995 as of 2004, an increase of $7,886,639 or approximately 32%. The increase was due to higher selling prices throughout the company and increased sales volume from new products.

Sales Revenue	2005	2004
Cell phones (HWDA)	$10,296,307	$7,787,740
Fax machines (YYXC)	$22,292,326	$16,914,255
Total	$32,588,633	$24,701,995

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

Net cash provided by operating activities for 2005 was $944,266 compared to $2,071,375 for 2004, a decrease of $1,127,109. The decrease was due to: 1, Income tax payment for 2005 was $965,354 compared to $134,798 for 2004. This is because the accumulated losses in the previous years were completely offset in 2004. 2, Due to business expansion in 2005, accounts receivables increased to $286,498; inventory increased to $421,658; advance to supplier increased to $372,000.

There is a significant difference between cash flows from financing activities in 2005 and 2004. Net cash provided by financing activities for 2005 was $517,936. Net cash used in financing activities for 2004 was $2,017,357. The difference was due to: 1, Payments on loan to related parties for 2005 was $250,877, compared to $2,135,650 for 2004. 2, Cash outflows for dividends paid was $529,140 in 2005. There is no such item in 2004. 3, Cash inflows for capital contribution to subsidiary before acquisition was 1,210,000 in 2005. There is no such item in 2004.

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

		Annual Compensation				Long Term Compensation
							Securities
						Restricted	underlying	LTIP	All
					Other Annual	Stock	options/	payouts	Other
Name	Title	Year	Salary	Bonus	Compensation	Awarded	SARs (#)	($)	Compensation

Zhenggang Wang	CEO	2005 2004 2003 2002	12,500 12,500 12,000 12,000	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0
Jian Liu	CFO	2005 2004 2003 2002	10,000 10,000 9,000 9,000	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0
Peter G.	Former President	2004	$40,000	0	0	0	0	0	0
Wilson	CEO	2003	$0	0	0	0	0	0	0
		2002	$0	0	0	0	0	0	0
Gary	Former	2004	$40,000	0	0	0	0	0	0
Cambell	President	2003	$0	0	0	0	0	0	0
		2002	$0	0	0	0	0	0	0
Kevin Polis	Former	2004	$0	0	0	0	0	0	0
	President	2003	$0	0	0	0	0	0	0
		2002	$0	0	0	0	0	0	0
Mark Zouvas	Former	2004	—	—	—	—	—	—	—
	President	2003	—	—	—	—	—	—	—
		2002	$165,000	0	0	0	0	0	0

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

Index to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February, 2007.

CHINA 3C GROUP

By:	/s/ Zhenggang Wang

Name: Zhenggang Wang Title: Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ Zhenggang Wang		February 28, 2007
Zhenggang Wang	Chief Executive Officer and Chairman

/s/ Chenghua Zhu		February 28, 2007
Chenghua Zhu	Director

/s/ Mingjun Zhu		February 28, 2007
Mingjun Zhu	Director

/s/Rongjin Wen	Director	February 28, 2007
Rongjin Weng

/s/ We Kang Gu	Director	February 28, 2007
We Kang Gu

Index to Consolidated Financial Statements

YIWU YONG XIN TELECOMMUNICATION COMPANY, LIMITED
HANGZHOU WANG DA ELECTRONICS COMPANY, LIMITED

COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2004

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Combined Balance Sheet	F-2

Combined Statement of Income	F-3

Combined Statement of Cash Flow	F-4

Combined Statement of Stockholders Equity	F-5

Notes to Combined Financial Statements	F-6 - F-16

MORGENSTERN, SVOBODA & BAER, CPA’s, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MSBCPAs@gmail.com

Board of Directors and Stockholders of
Yiwu Yong Xin Telecommunication Company, Limited
Hangzhou Wang Da Electronics Company, Limited

We have audited the accompanying combined balance sheets of Yiwu Yong Xin Telecommunication Company, Limited and Hangzhou Wang Da Electronics Company, Limited as of December 31, 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 2004. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Yiwu Yong Xin Telecommunication Company, Limited and Hangzhou Wang Da Electronics Company as of December 31, 2004, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Morgenstern, Svoboda & Baer CPA’s P.C.
Certified Public Accountants

New York, New York
February 16, 2007

YIWU YONG XIN TELECOMMUNICATION COMPANY, LIMITED
HANGZHOU WANG DA ELECTRONICS COMPANY, LIMITED
COMBINED BALANCE SHEET
DECEMBER 31, 2004

ASSETS
Current Assets
Cash and cash equivalents	$469,658
Accounts receivable, net	607,436
Inventory	170,869
Other Receivables	96,800
Prepayments	13,411
Trade Deposits Paid	74,963
Total Current Assets	1,433,137

Property & equipment, net	57,594
Other Assets
Refundable Deposits	1,275
Total Other Assets	1,275
Total Assets	$1,492,006

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$290,005
Other payables	57,814
Other payables to related parties	248,413
Value-added tax liability	26,007
Income tax liability, current	96,297
Current portion of obligation under finance lease	9712
Total Current Liabilities	728,248

Long-Term Liabilities
Non-current portion of obligation under finance lease	7,581
Total long-term liabilities	7,581
Total Liabilities	735,829

Stockholders' Equity
Capital Stock	302,500
Retained earnings	383,298
Legal Reserve	70,379
Total Stockholder’s Equity	756,177
Total Liabilities and Stockholders' Equity	$1,492,006

The accompanying notes are an integral part of these combined financial statements.

YIWU YONG XIN TELECOMMUNICATION COMPANY, LIMITED
HANGZHOU WANG DA ELECTRONICS COMPANY, LIMITED
COMBINED STATEMENTS OF INCOME
FOR YEAR ENDING DECEMBER 31, 2004

Operating Revenue	$24,701,996

Cost of sales	21,577,365
Gross profit	3,124,631

Operating Expenses
General and administrative expenses	779,810
Total Operating Expense	779,810
Income from operations	2,344,821

Non-Operating Income
Interest income	5,348
Total non-operating Income	5,348

Non-Operating Expenses
Bank charges	2,432
Interest expense	557
Interest expense on obligation under finance	547
Others	9,440
Total Non-Operating Expenses	12,976

Income before income taxes	2,337,193
Provision for income taxes	231,096
Net income	2,106,097

The accompanying notes are an integral part of these combined financial statements.
F-3

YIWU YONG XIN TELECOMMUNICATION COMPANY, LIMITED
HANGZHOU WANG DA ELECTRONICS COMPANY, LIMITED
COMBINED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,106,097
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation	17,555
Bad Debt Expense	5,319
Accounts Receivables	18,580
Inventory	82,901
Decrease in Prepaid Expense	(68,382)
Deposits	903
Accounts Payable and Accrued Expenses	(187,889)
Income Tax Payable	96,297
Total Adjustments	34,717

Net Cash Provided by Operating Activities	2,071,380

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture & equipment	(2,038)
Net cash used by Investing activities	(2,038)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on loan to related parties	(2,008,111)
Payment on note payable	(9,245)
Net cash provided by financing activities	(2,017,356)

Net change in cash and cash equivalents	51,986
Cash and cash equivalents, beginning balance	417,673
Cash and cash equivalents, ending balance	$469,659
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$134,798
Interest payments	$1,104

The accompanying notes are an integral part of these combined financial statements.

YIWU YONG XIN TELECOMMUNICATION COMPANY, LIMITED
HANGZHOU WANG DA ELECTRONICS COMPANY, LIMITED
COMBINED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2004

			Retained
	Common		Earnings	Total
	Stock	Statutory	Accumulated	Stockholders'
	Amount	Reserve	Equity/(Deficit)	Equity/Deficit

Balance January 1, 2004	$302,500	$-	$(1,652,420)	$(1,349,920)
Net Income for year ended December 31, 2004			2,106,097	2,106,097
Transfer to statutory reserve		70,379	(70,379)	-
Balance December 31, 2004	$302,500	$70,379	$383,298	$756,177

The accompanying notes are an integral part of these consolidated financial statements

YIWU YONG XIN TELECOMMUNICATION COMPANY, LIMITED
HANGZHOU WANG DA ELECTRONICS COMPANY, LIMITED
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2004

Note 1 - ORGANIZATION

Yiwu Yong Xin Communication Ltd. (“YYXC”) and Hangzhou Wandga Electronics Co., Ltd. (“HWDA”) were incorporated under the laws of Peoples Republic of China on July 18, 1997and March, 30, 1998 respectively.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying combined financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars.

Translation Adjustment
As of December 31, 2006, the accounts of Wang Da and Yiwu were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (SFAS¨) No. 52, Foreign Currency Translation, with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income¨ as a component of shareholders equity. Transaction gains and losses are reflected in the income statement.

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

Principles of Combination
The combined financial statements include the accounts of Wang Da and Yiwu. All material inter-company accounts, transactions and profits have been eliminated in combination.

Risks and Uncertainties
The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

YIWU YONG XIN TELECOMMUNICATION COMPANY, LIMITED
HANGZHOU WANG DA ELECTRONICS COMPANY, LIMITED
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2004

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $1,599 as at December 31, 2004.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of December 31, 2004 inventory consisted of finished goods valued at $ 170,869.

YIWU YONG XIN TELECOMMUNICATION COMPANY, LIMITED
HANGZHOU WANG DA ELECTRONICS COMPANY, LIMITED
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2004

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Furniture and Fixtures	5 years
Automobile	10 years
Computer Hardware and Software	5 years

As of December 31, 2004 Property, Plant & Equipment consist of the following:

Automobile	$95,397
Office equipment	40,079
135,476
Accumulated depreciation	(77,882)
$57,594

 Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets¨ (SFAS 144¨), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,¨ and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business.¨ The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets¡¦ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2006 there were no significant impairments of its long-lived assets.

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

YIWU YONG XIN TELECOMMUNICATION COMPANY, LIMITED
HANGZHOU WANG DA ELECTRONICS COMPANY, LIMITED
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2004

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

It is supplier’s obligation to repair or change the products after sale under normal warranties. If there is any need of changing products, our suppliers will increase the volume correspondingly in the next batch of supply. Therefore, the company does not bear any cost of changing products. Changing products will not affect revenue recognition. In order to provide free service to some basic product failures, the company set up a department of after-sale service. The company also helps customers to contact local suppliers directly for after-sale service.

Our customers have return rights. Most of our customers are established retailers and distributors with excellent credit. Normally the returning of product will only happen when there is product failure or damage during the shipment. It is our supplier’s obligation to change the products if there is any failure.

Advertising
Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Basic and Diluted Earnings per Share

Earnings per share are calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), Earnings per share¨. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

 YIWU YONG XIN TELECOMMUNICATION COMPANY, LIMITED
HANGZHOU WANG DA ELECTRONICS COMPANY, LIMITED
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2004

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows”, cash flows from the Company’s operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

YIWU YONG XIN TELECOMMUNICATION COMPANY, LIMITED
HANGZHOU WANG DA ELECTRONICS COMPANY, LIMITED
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2004

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments¡¨. SFAS No. 155 amends SFAS No 133, Accounting for Derivative Instruments and Hedging Activities¨, and SFAF No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities¡¨. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

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

In June 2005, the FASB Staff issued FASB Staff Position 150-5 (FSP 150-5), Issuers Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable.¨ FSP 150-5 addresses whether freestanding warrants and other similar instruments on shares that are redeemable, either puttable or mandatorily redeemable, would be subject to the requirements of FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,¨ regardless of the timing or the redemption feature or the redemption price. The FSP is effective after June 30, 2005.

YIWU YONG XIN TELECOMMUNICATION COMPANY, LIMITED
HANGZHOU WANG DA ELECTRONICS COMPANY, LIMITED
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2004

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On February 16, 2006 the Financial Accounting Standards Board (FASB) issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In September, 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statements applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded statues in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements.

YIWU YONG XIN TELECOMMUNICATION COMPANY, LIMITED
HANGZHOU WANG DA ELECTRONICS COMPANY, LIMITED
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2004

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

a.	A brief description of the provisions of this Statement
b.	The date that adoption is required
c.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.

The Company believes that the adoption of these standards will have no material impact on its financial statements.

Note 3 - ADVANCE TO SUPPLIER

Advance to suppliers represents payments to suppliers for payments of finished goods. As of December 31, 2004 the company had paid $74,963 as advances to suppliers.

Note 4- NOTES PAYABLE

At September 30, 2006, the Company had borrowings outstanding in the aggregate amount of $438. Notes Payable was as follows on September 30, 2006:

Description
Secured note payable to a bank in China, interest at 4.941% per annum, due on October 20, 2006	$8,823
Secured note payable to a bank in China, interest at 4.941% per annum, due on August 12, 2006	8,470
17,293
Less current portion	9712
Long term portion	$7581

YIWU YONG XIN TELECOMMUNICATION COMPANY, LIMITED
HANGZHOU WANG DA ELECTRONICS COMPANY, LIMITED
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2004

Note 5 - COMPENSATED ABSENCES

Regulation 45 of local PRC labor law entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification, any unutilized leave is cancelled.

Note 6 - INCOME TAXES

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

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (¡§EIT¡¨) is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax.

The following is a reconciliation of income tax expense:

12/31/2004
Current	$231,096
Deferred
Total	$231,096

YIWU YONG XIN TELECOMMUNICATION COMPANY, LIMITED
HANGZHOU WANG DA ELECTRONICS COMPANY, LIMITED
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2004

Note 7 - COMMITTMENTS

The Companies leased various office facilities under operating leases that terminate thru 2006. Rent expense for the year ended December 31, 2004 was $32,663. The future minimum obligations under these agreements are as follows:

2005     $ 5,851
2006     $ 3,399

Note 8 - STATUTORY RESERVE
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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2004, the Company had allocated $70,379 to these non-distributable reserve funds.

Note 9 - OTHER COMPREHENSIVE INCOME
Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders equity, at December 31, 2004 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at January 1, 2004	$74,950	$74,950
Change 2004	134,547	134,547
Balance at December 31, 2004	$209,497	$209,497

YIWU YONG XIN TELECOMMUNICATION COMPANY, LIMITED
HANGZHOU WANG DA ELECTRONICS COMPANY, LIMITED
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2004

Note 10 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

Note 11 - MAJOR CUSTOMERS AND CREDIT RISK

During the year ended December 31, 2004, one customer accounted for 13.55% of the combined sales. No one customer accounted for more than 10.00% of the company’s accounts receivable at December 31, 2004.

Note 12 - RELATED PARTY TRANSACTIONS

Throughout the history of the company, certain members of the Board of Directors, stockholders and general management have made loans to the company to cover operating expenses or operating deficiencies. The Company has also loaned money general management.

At December 31, 2004, the company had a non interest bearing loan from a shareholder of the company in the amount of $248,413.

At December 31, 2004, the company had a non interest bearing loan to the general manager of the company in the amount of $96,800.

Note 13 - SUBSEQUENT EVENTS

Yiwu Yong Xin Communications Company, Limited (“YYXC”) and Hangzhou Wang Da Electronics Company, Limited (“HWDA”) are owned 90% by Zhejiang Yong Xin Digital Technology Company Limited (“ZYXD”), a holding Company organized under the laws of China. “YYXC” and “HWDA” each own the remaining 10% of each others issued and outstanding Share Capital. “ZYXD” is a wholly owned subsidiary of Capital Future Development Limited (“CFDL”). On December 20, 2005, “CFDL” entered into a merger transaction with YX Acquisition Corporation (“YXAC”), a Nevada corporation and a wholly owned subsidiary of China 3C Group (“CHCG.ob”), A U.S. public Company. Pursuant to the Merger Agreement, “YXAC” merged with “CFDL”, with “CFDL” as the survivor of the merger. As a result of the merger Transaction, “CFDL” became a wholly owned subsidiary of “CHCG.ob”, which in turn made “CHCG.ob” the indirect owner of the Chinese holding company “ZYXD” and its Chinese operating subsidiaries, “HWDA” and “YYXC”.

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