Form 10KSB
period 2006-12-31
China 3C Group
filed 2007-04-02
CIK 1076784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to __________________

Commission file number 000-28767

CHINA 3C GROUP
(Name of Small Business Issuer in Its Charter)

NEVADA	88-0403070
(State or Other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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
Yes ☒ No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ྑ No ☒

State issuer’s revenues for the year ended December 31, 2006: $148,218,848.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity. As of March 27, 2007, the value was $323,857,469.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 27, 2007, there were 52,489,055 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ྑ No ☒

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

China 3C Group (formerly Sun Oil & Gas Corp.) (the “Company”, “we”, “us”) was incorporated on August 20, 1998 under the laws of the State of Nevada as Editworks, Ltd. In 2001, the Company changed its name to Trilucent Technologies Corp. The Company changed its name to Anza Innovations, Inc. in 2003. In 2004, the Company changed its name to Gaofeng Gold Corp. and then later in 2004 to Sun Oil & Gas Corporation. In December 2005, we changed our name to China 3C Group, to more accurately reflect the business of the Company.

Due to the strategic change to the new business operation model “stores in stores”, sales increased substantially in 2006. We continued to establish more “stores in stores” in Eastern China. More than 800 “stores in stores” were established or acquired by the end of 2006. This new business model results expanded marketing channels thus positively stimulating the growth of sales.

During 2006 we acquired two companies whose main products are digital products and small home electronics in 2006. These acquisitions further brought in considerable sales and profit to the Company.

Capital Future Development Limited (“CFDL”)

On December 21, 2005, we entered into a Merger Agreement with CFDL, pursuant to which we acquired CFDL, thus making CFDL a wholly owned subsidiary of the Company. CFDL was incorporated on July 22, 2004 under the laws of the British Virgin Island and a holding company that owns all of the issued and outstanding stock of Zhejiang Yong Xin Digital Technology Company Limited (“ZYXD”), Hangzhou Sanhe Electronic Technology Limited (see further discussion below), and Shanghai Joy & Harmony Electronics Company Limited (see further discussion below).

ZYXD is a holding company organized under the laws of China, and it owns 90% of the issued and outstanding capital stock of each of Hangzhou Wang Da Electronics Company, Limited (“HWDA”) and Yiwu Yong Xin Telecommunication Company, Limited (“YYXC”), both of which are organized under the laws of China. HWDA and YYXC each own the remaining 10% of other’s issued and outstanding capital stock. HWDA and YYXC are operating companies, thereby indirectly acquired the Chinese holding company ZYXD and its Chinese operating company subsidiaries, HWDA and YYXC. CFDL shareholders received stock consideration consisting of 35,000,000 newly issued shares of Company common stock, which were divided proportionally among the CFDL shareholders in accordance with their respective ownership interests in CFDL immediately before the completion of this transaction, and aggregate cash consideration of $500,000, again divided proportionally among the CFDL shareholders in accordance with their respective ownership interests in CFDL immediately before the completion of this transaction and payable no later than the first anniversary of the closing of this transaction pursuant to nine interest-free promissory notes.

Zhejiang Yong Xin Digital Technology Company Limited (“ZYXD”)

ZYXD is located in Mainland China, and was incorporated on July 11, 2005 under the laws of the Peoples Republic of China. ZYXD owns 90% of the issued and outstanding capital stock of each of Hangzhou Wang Da Electronics Company, Limited (“HWDA”) and Yiwu Yong Xin Telecommunication Company, Limited (“YYXC”). In 2001, ZYXD started its fax machine distribution business and is currently an authorized agent for many well known brand fax machines. ZYXD entered into the cell phone market in 2003, and is currently authorized agent for Chinese brands like Sang Da, Da Xian, and Jin Zhen cell phones. The internal structure of ZYXD includes CEO office, financial department, audit department, human resource department and marketing department.

Business Description

ZYXD is a large-scale enterprise integrating the selling, circulation and modern logistics of 3C products (communication products, information technology (“IT”) products and digital products) in China. ZYXD distributes products to both first and second tier retailers in China. First tier retailers are defined as large retailing business centers and second tier retailers are defined as small individual retail stores. ZYXD allocates its distribution channels according to the size and population of the cities in which the retailers are located, thus distributing products mainly to second tier retailers in bigger Chinese cities that have larger populations and distributing products to first tier retailers in smaller Chinese cities that have relatively smaller populations.

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

ZYXD strictly follows all China state regulations regarding after sales services, including policies allowing products to be returned and exchanged within seven days, providing a one-year repair guarantee, and having specialists focus on after sales services.

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

Competition

The main competitors of HWDA include Telephone World, Hangzhou Yindun, Shanghai Guangda, Changjiang Tianyin and Hangzhou Zhenghua.

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

Yiwu Yong Xin Telecommunication Company, Limited (“YYXC”)

YYXC was incorporated on July 18, 1997 under the laws of the Peoples Republic of China. YYXC is an authorized sales agent, focusing on the selling, circulation and modern logistics of fax machines and cord phone products in China. YYXC mainly focuses in Philips fax machines and China’s number one local brand Feng Da and CJT fax machines.

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

Competition

The main competitors of YYXC include Zhongyou Huahai, Changshu Jinlong, Nanjing Jialian, Nanjing Tianshuo, Hangzhou Qingteng and Hangzhou Baolong.

Hangzhou Sanhe Electronic Technology Ltd.

On August 3, 2006, we entered into a Share Exchange Agreement (the “HSET Share Exchange Agreement”) with CFDL, Hangzhou Sanhe Electronic Technology Limited (“HSET”), and the shareholders of HSET (the “HSET Shareholders”), pursuant to which CFDL acquired 100% of HSET in a cash and stock transaction valued at approximately US$8.75 million (the “HSET Share Exchange Transaction”).

Under the HSET Share Exchange Agreement, in exchange of surrendering all their ownership in HSET, the HSET Shareholders received both stock consideration and cash consideration. The stock consideration consisted of 915,751 newly issued shares of our common stock, which were divided proportionally among the HSET Shareholders in accordance with their respective ownership interests in HSET immediately before the closing of the HSET Share Exchange Transaction. The cash consideration consisted of $5,000,000 in cash, again divided proportionally among the HSET Shareholders in accordance with their respective ownership interests in HSET immediately before the completion of the HSET Share Exchange Transaction and payable no later than the first anniversary of the closing of the HSET Share Exchange Transaction. The obligation to pay the cash consideration is evidenced by two interest-free promissory notes by us to each of the HSET Shareholders.

Business Description

HSET is a home electronics retail chain in Eastern China. It has 200 retail outlets in Shanghai City, Zhejiang Province and Jiangsu Province. HSET specializes in the sale of home electronics, including air conditioners, audio systems, speakers (92 different types of models), DVD players (272 different types of models). In 2006, the company expanded its business to televisions industry, and it already got sales agent licenses from TCL, Chuangwei and Haier. HSET’s is headquartered in Hangzhou city, China. Its major markets are Zhejiang, Jiangsu and Shanghai.

Competition

The main competitors of HSET include Hangzhou Meidi, Hangzhou Danong, Nanjing Mingci, Shanghai Feitong and Jiangshu Huayi.

Shanghai Joy & Harmony Electronics Company Limited

On November 28, 2006, we entered into a Share Exchange Agreement (the “Shanghai Share Exchange Agreement”), with CFDL, Shanghai Joy & Harmony Electronics Company Limited (“Shanghai”), and the shareholders of Shanghai (the “Shanghai Shareholders”), pursuant to which CFDL, acquired 100% of CFDL in a cash and stock transaction valued at approximately US$18.5 million (the “Shanghai Share Exchange Transaction”).

Under the Shanghai Share Exchange Agreement, in exchange of surrendering all their ownership in Shanghai, the Shanghai Shareholders received both stock consideration and cash consideration. The stock consideration consisted of 2,723,110 shares of our common stock, which were divided proportionally among the Shanghai Shareholders in accordance with their respective ownership interests in Shanghai immediately before the closing of the Shanghai Share Exchange Transaction. The cash consideration consisted of $7,500,000 in cash, divided proportionally among the Shanghai Shareholders in accordance with their respective ownership interests in Shanghai immediately before the completion of the Shanghai Share Exchange Transaction, is payable as follows: $3,000,000 within 10 business days after the closing of the Shanghai Share Exchange Transaction, and $4,500,000 payable six months after the closing of the Shanghai Share Exchange Transaction as evidenced by promissory notes issued by us to the Shanghai Shareholders.

Business Description

Shanghai is a consumer electronics retail chain in Eastern China. It has 180 retail outlets in Shanghai City and Jiangsu Province. The company specializes in the sale of consumer electronics, including MP3 players, MP4 players, iPod, electronic dictionary, CD players, radios, Walkman, audio systems and speakers. The company is the authorized sales agent for well-known manufacturers in China like Tecsun Radio and Changhong ZARVA.

Competition

The main competitors of Shanghai include Shanghai Huaning, Shanghai Juexiang, Shanghai Wansi and Shanghai Feitong.

Employees

The Company currently has 777 employees, all of which are full time employees located in China. ZYXD has 30 employees, YYXC has 175 employees, HWDA has 204 employees, Hangzhou has 154 employees, and Shanghai has 214 employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company does not own any real estate properties; all of the properties are leased. The lease terms are as follows:

YYXC

1. Shanghai office: lease term: one year (June 2006 - June 2007)
2. Yiwu headquarter office: lease term: one year (Aug. 2006 - Aug. 2007)
3. Apartments:1) A3 Yiwu building, Yiwu village, Lease term: 6 months (Sep. 2006 - Mar. 2007); 2) Qiancheng District, Yiwu, Lease term one year (Nov. 2006 - Nov. 2007).

HWDA

1. West-town computer center offices: Lease term: one year for office 1 (July 2006 - July 2007); one year for office 2 (Aug. 2006 - Aug. 2007).
2. Suite 417 and Suite 608, 347 Shaoxin Road: Lease term: 3 months (Oct. 2006 - Jan. 2007).
3. Apartments: Taizhou tower, Lease term one year (Oct. 2006 - Oct. 2007).

HSET

1. Yuanhua office: Lease term one year (Aug. 2006 - July 2007).
2. Hangzhou Qunying office: Lease Term six months (Nov. 2006 - Apr. 2007).
3. Apartments: Hangzhou: Lease Term three months (Jan. 2007 - Mar. 2007).

Shanghai

1. Wuxi Tower office: Lease term three months (Jan. 2007 - Mar. 2007).
2. Warehouse: Shanghai, Lease term: two months (Jan. 2007 - Feb. 2007).

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the stockholders in the fourth quarter of 2006 required to be disclosed.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company’s common stock is traded on the OTCBB under the symbol “CHCG.OB.” The following table sets forth the range of quarterly high and low closing bids of the common stock as reported during the years ending December 31, 2005 and December 31, 2006:

	low bid*	high bid*

2005
quarter ended March	$13.50	$21.50
quarter ended June	$3.50	$16.50
quarter ended September	$2.00	$7.50
quarter ended December	$1.20	$7.60
	low bid*	high bid*
2006
quarter ended March	$1.00	$9.24
quarter ended June	$1.75	$7.50
quarter ended September	$1.55	$4.75
quarter ended December	$1.08	$4.95

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Stockholders

As of the close of business on December 31, 2006, there were approximately 4,641 holders of record of the Company’s common stock. However, we believe that there are additional beneficial owners of our common stock who own their shares in “street name.”

Dividends

The Company’s four operating entities in China paid no dividends during 2006. The Company has no plans to declare cash dividends on its common stock in the future. There are no restrictions that limit the ability of the Company to declare cash dividends on our common stock and the Company does not believe that there are any that are likely to do so in the future.

Securities authorized for issuance under equity compensation plans

The following is a summary of all of our equity compensation plans as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity Compensation Plans Approved by Securityholders (4)	5,000,000	(1)(2)	$.10	(2)	20,000	(2)
Equity Compensation Plans Not Approved by Securityholders (3)	4,000,000		$.10		0

(1) Pursuant to the terms of the China 3C Group 2005 Equity Incentive Plan, 5,000,000 shares of our Common Stock are available for grant (both incentive stock options and non-qualified stock options), and/or issuance.
(2) On December 21, 2005 the Board of Directors approved the grant to seven individuals, an aggregate of 4,980,000 shares of Common Stock under the China 3C Group 2005 Equity Incentive Plan. These grants were not deemed effective until March 10, 2006. On December 8, 2006 the Company granted an option to purchase 50,000 shares of our Common stock to Kenneth T. Berents in connection with Mr. Berents joining the Board of Directors of the Company. This grant was not completed until 2007 when the Plan was amended.
(3) Includes warrants to purchase 4,000,000 shares of common stock at an exercise price of $.10 per share issued on December 20, 2005 to two individuals. The warrants were exercised on December 30, 2005. The shares were issued subsequently in 2006.

Repurchase of Securities

We did not repurchase any of shares of our common stock during the fourth quarter of 2006.

Recent Sales of Unregistered Securities

All equity securities sold by us during the period covered by this Report previously has been included on a Quarterly Report on Form 10-QSB or on a Current Report on Form 8-K.

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

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

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

Overview

   China 3C Group was incorporated on August, 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited (“CFDL”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang Yong Xin Digital Technology Co., Ltd. (“ZYXD”), Yiwu Yong Xin Communication Ltd. (“YYXC”), Hangzhou Wandga Electronics Co., Ltd. (“HWDA”), Hangzhou Sanhe Electronic Technology, Limited (HSET), and Shanghai Joy & Harmony Electronic Development Co., Ltd. (“SJHE”) were incorporated under the laws of Peoples Republic of China on July 11, 2005, July 18, 1997, March 30, 1998, April 12, 2004, and August 25 2003 respectively. China 3C Group owns 100% of CFDL and CFDL owns 100% of the capital stock of ZYXD. ZYXD owns 90% and YYXC owns 10% of HWDA. ZYXD owns 90% and HWDA owns 10% of YYXC. Collectively the six corporations are referred to herein as the Company.

On December 21, 2005 CFDL became a wholly owned subsidiary of China 3C Group through a merger with a wholly owned subsidiary of the Company. China 3C Group acquired all of the issued and outstanding capital stock of CFDL pursuant to a Merger Agreement dated at December 21, 2005 by and among China 3C Group, XY Acquisition Corporation, CFDL and the shareholders of CFDL (the “Merger Agreement”). Pursuant to the Merger Agreement, CFDL became a wholly owned subsidiary of China 3C Group and, in exchange for the CFDL shares, China 3C Group issued 35,000,000 shares of its common stock to the shareholders of CFDL, representing 93% of the issued and outstanding capital stock of China 3C Group at that time and a cash consideration of $500,000.

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

The Company is now engaged in the business of mobile phone, facsimile machines, DVD players, stereo’s, speakers, MP3 and MP4 players, iPod, electronic dictionaries, CD players, radios, Walkman, and audio systems distribution. We sell and distribute products through retail stores and secondary distributors.

Pursuant to A share exchange agreement, dated August 3, 2006, we issued 915,751 shares of restricted common stock, to the former shareholders of Hangzhou Sanhe Electronic Technology Ltd. The shares were valued at $3,750,000, which was the fair value of the shares at the date of exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

Pursuant to a share exchange agreement, dated November 28, 2006, we issued 2,723,110 shares of newly issued shares of Common Stock to the former shareholders of Shanghai Joy & Harmony Electronics Company Limited. The shares were valued at $11,000,000, which was the fair value of the shares at the date of exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

Results of Operations

The following table presents certain consolidated statement of operations information stated as a percentage of total revenues. All financial information is presented for the 12 months ended December 31, 2006 and 2005.

	2006	2005
Sales, net	$148,218,848	$32,588,634
Cost of sales	125,411,758	28,325,332
General and Administrative Expense	5,544,924	1,706,869
Income from Operations	$17,262,166	$2,556,433

Net sales

Net sales for 2006 totaled $148,218,848 compared to $32,588,634 for 2005. The increase was partially due to the inclusion of $35,133,964 of revenue from two newly acquired subsidiaries (HSET and Shanghai) during 2006. The increase was also due to the organic growth of YYXC and HWDA. In 2006, the revenue of YYXC and HWDA were approximately $51 million and $62 million respectively, an increase of 122% and 480% respectively compared with 2005.

Percentage of sales

	YYXC	HWDA	HSET	Shanghai
Retail store	59.43%	57.45%	74.39%	76.61%
Secondary Distributors	40.57%	42.55%	25.61%	23.39%

Cost of Sales

Cost of sales for 2006 totaled $125,411,758 or approximately 84.61% of net sales compared to $28,325,532 or approximately 86.90% for 2005. The cost of sales as a percentage decreased during 2006 due to the introduction of new product models with higher gross profit margin. Also, we were able to obtain the maximum discount privilege from our suppliers because of the substantial increase of sales.

Top Ten Suppliers of each of our subsidiaries:

	YYXC	HWDA	HSET	Shanghai
1	Fengda Technology Co., Ltd.	Shenzhen Jiepulin Co., Ltd.	Zhejiang Shaixinke Co., Ltd	Guangzhou Jinhuang Electronics Co., Ltd.
2	Shanghai Zhongfang Electronics Co., Ltd.	Hangzhou Telecommunication Equipments Co., Ltd	Shenzhen Aosike Electronics Co., Ltd	Shenzhen Dengjing Eletronics Co., Ltd.
3	Shanghai Rongduo Business Co., Ltd.	Shenzhen Jinfeng Datong Technology Co., Ltd.	Hangzhou Ruiqi eletronics Co., Ltd.	Dongguan Desheng General Eletronics Co., Ltd.
4	Ninbo Zhongxun Eletronics Co.,Ltd	Liansheng Technology Co., Ltd.	Shenzhen Deyuan Eletronics Co., Ltd.	Shanghai Network Equipment Co., Ltd
5	Hangzhou Shenruida Trade Co., Ltd.	Shenzhen Sunshine Xinke Digital Technology Co., Ltd.	Hangzhou Wanlian Electronics Co., Ltd	Shanghai Hanshun Trade Co., Ltd
6	Shanghai Guangdian Equipment Co., Ltd.	Hangzhou Tianchen Digital Telecommunication Co., Ltd	Guangzhou Fenda Audio Co., Ltd	Dongwan Gemei Eletronics Co., Ltd.
7	Yiwu Wantong Telecom Equipment Co., Ltd	Shenzhen Sangdahuitong Eletronics Co., Ltd	Shenzhen Chuangwei-RGB Electronics Co., Ltd	SONY-Shanghai Co., Ltd
8	Aomeng Technology Co., Ltd.	Hangzhou Qiuxin Internet equipment Co., Ltd	Guangzhou Shengshida Eletronics company	Shenyou Technology Co., Ltd.
9	Shanghai Meiyun Industry Co., Ltd	Huayu Telecom Equipment Co., Ltd	TCL Electronics Co., Ltd	Zhaohua Digital Technology Co., Ltd
10	Shanghai Huoke Electronics Co., Ltd	Hangzhou Yingjie Trade Co., Ltd.	Hangzhou Hengrong Trade Co., Ltd.	Zhongshan Wanxin Eletronics Co., Ltd.

Gross Profit Margin

Gross profit margin for 2006 was 15.39% compared to 13.08% for 2005. The increase was partially due to the inclusion of the newly acquired subsidiaries. The average profit margin for the newly acquired companies is approximately 18%. The increase was also due to the increase in consumer demand and improvement in product mix.

Operating Expense

General and administrative expense for 2006 totaled $5,544,924 or approximately 3.74% of net sales, compared to $1,706,869 or approximately 5.2% for 2005. The decrease of 1.46% was due to the inclusion of the newly acquired subsidiaries.

Income from Operations

Income from operations for 2006 was $17,262,166 or 11.65% of net sales as compared to income from operations of $2,556,433 for 2005 or 7.84% of net sales. The increase was due to our acquisitions during 2006, an increase in consumer demand and improvement in product mix.

Interest Expense

Interest expense for 2006 totaled $7,565 compared to $2,954 for 2005. The increase was due to the inclusion in our financial statements of our newly acquired subsidiary Shanghai Joy & Harmony Electronics Company Limited.

Net Income

Net income was $11,277,126 or 7.61% of net Sales for 2006 compared to $1,458,250 or 4.47% of net Sales for 2005. The increase in percentage was due to the factors stated above, including lower cost of goods, lower operating expenses and high profit margin from the newly acquired companies.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $6,498,450 at December 31, 2006 and current assets totaled $39,987,575 at December 31, 2006. The Company’s total current liabilities were $9,061,180 at December 31, 2006. Working capital at December 31, 2006 was $10,512,314. During 2006, net cash provided by operating activities was $11,968,616.

Under the Shanghai Share Exchange Agreement, dated November 28, 2006, in exchange of surrendering all their ownership in Shanghai, the Shanghai Shareholders received both stock consideration and cash consideration. The cash consideration consisted of $7,500,000 in cash is payable as follows: $3,000,000 within 10 business days after the closing of the transaction, and $4,500,000 payable six months after the closing of the transaction as evidenced by promissory notes issued by us to the Shanghai Shareholders. The due date of the $4,500,000 payment is May 27, 2007.

Capital expenditures

Total capital expenditures during 2006 were $30,591 for purchase of fixed assets. We have no plans for material capital expenditures during 2007.

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

We do not intend to pay dividends on our common stock.  The Company’s two operating subsidiaries in China paid $525,460 in dividends during 2005, but there are no plans for paying dividends in the foreseeable future. We intend to retain earnings, if any, to provide funds for the implementation of our new business plan.  We do not intend to declare or pay any dividends in the foreseeable future.  Therefore, there can be no assurance that holders of common stock will receive any additional cash, stock or other dividends on their shares of common stock until we have funds, which the Board of Directors determines, can be allocated to dividends.

If we are unable to successfully integrate the businesses we acquire, our ability to expand our product offerings and geographic reach may be significantly limited. In order to expand our product offerings and grow our customer base by reaching new customers through expanded geographic coverage, we may continue to acquire businesses that we believe are complimentary to our growth strategy. Acquisitions involve numerous risks, including difficulties in the assimilation of acquired operations, loss of key personnel, distraction of management’s attention from other operational concerns, failure to maintain supplier relationships, inability to maintain goodwill of customers from acquired businesses, and the inability to meet projected financial results that supported how much was paid for the acquired businesses.

Our business will be harmed if we are unable to maintain our supplier alliance agreements with favorable terms and conditions. We have licensing/distribution agreements with key suppliers in a number of major product categories. Our business will be harmed if we are unable to maintain these favorable agreements or are limited in our ability to gain access to additional like agreements with our key suppliers.

It is very difficult to predict the sales cycle for our products. If we are unable to successfully select and introduce new products or fail to keep pace with the rapid advances in technology, our business condition will be negatively impacted. The duration and product selection involved in our sales cycle is dependent on a number of factors, including immediate product availability, pricing, features, product complexity, economic environment, and customer financial condition. If potential customers take longer than we expect to decide to purchase our products, or if our customers decide on a different product/feature set than available from our existing supplier agreements, the financial condition and results of our operations will be adversely affected.

Because our operating/business model continues to evolve it is difficult to predict our future performance, and our business is difficult to evaluate. Our business model continues to evolve over time. We do not have an extensive operating history upon which you can easily and accurately evaluate our business, or our ongoing financial condition. As our model evolves over time and due to our numerous acquisitions, we face risks and challenges due to a lack of meaningful historical data upon which we can develop budgets and make forecasts.

Future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of further indebtedness, and increased amortization expense. Our growth model has in the past and most probably in the future will involve acquisitions that may result in potentially dilutive issuances of equity securities or the incurrence of debt and unknown liabilities. Such acquisitions may result in significant write-offs and increased amortization expenses that could adversely affect our business and the results of our operations.

If our products fail to perform properly our business could suffer significantly. Although we do not currently develop or manufacturer our existing products, should they fail to perform we may suffer lost sales and customer goodwill, ongoing liability claims, license terminations, severe harm to our brand and overall reputation, unexpected costs, and reallocation of resources to resolve product issues.

Rapid and substantial growth is the key to our overall strategy, if we are unable to manage our growth profitably and effectively, we may incur unexpected expenses and be unable to meet our financial and customer obligations. In order for us to meet our financial objectives we will need to substantially expand our operations to achieve necessary market share. We cannot be certain that our IT infrastructure, financial controls, systems, and processes will be adequate to support our expansion. Our future results will depend on the ability of our officers and key employees to manage changing business conditions in administration, reporting, controls, and operations.

If we are unable to obtain additional financing for our future needs we may be unable to respond to competitive pressures and our business may be impaired. We cannot be certain that financing with favorable terms, or at all, will be available for us to pursue our expansion initiatives. We may be unable to take advantage of favorable acquisitions or to respond to competitive pressures. This inability may harm our operations or financial results.

If we are forced to lower our prices to compete, our financial performance may be negatively impacted. We derive our sales from the resale of products from a number of our suppliers. If we are forced to lower our prices due to added competition, inferior feature offerings, excess inventory, pressure for cash, declining economic climate, or any other reason, our business may become less profitable.

If we are unable to maintain existing supplier relationships or form new ones, our business and financial condition may suffer. We rely on our current suppliers along with new suppliers to provide us access to competitive products for resale. If we are unable to gain access to suppliers with needed product with favorable terms our business may be negatively impacted.

If we incur costs that exceed our existing insurance coverage in lawsuits brought to us in the future, it could adversely affect our business and financial condition.

Risks related to doing business in China

Our business operations take place primarily in China. Because Chinese laws, regulations and policies are continually changing, our Chinese operations will face several risks summarized below.

Limitations on Chinese economic market reforms may discourage foreign investment in Chinese businesses. The value of investments in Chinese businesses could be adversely affected by political, economic and social uncertainties in China. The economic reforms in China in recent years are regarded by China’s central government as a way to introduce economic market forces into China. Given the overriding desire of the central government leadership to maintain stability in China amid rapid social and economic changes in the country, the economic market reforms of recent years could be slowed, or even reversed.

Any change in policy by the Chinese government could adversely affect investments in Chinese businesses. Changes in policy could result in imposition of restrictions on currency conversion, imports or the source of suppliers, as well as new laws affecting joint ventures and foreign-owned enterprises doing business in China. Although China has been pursuing economic reforms for the past two decades, events such as a change in leadership or social disruptions that may occur upon the proposed privatization of certain state-owned industries could significantly affect the government’s ability to continue with its reform.

We face economic risks in doing business in China. As a developing nation, China’s economy is more volatile than that of developed Western industrial economies. It differs significantly from that of the U.S. or a Western European Country in such respects as structure, level of development, capital reinvestment, resource allocation and self-sufficiency. Only in recent years has the Chinese economy moved from what had been a command economy through the 1970s to one that during the 1990s encouraged substantial private economic activity. In 1993, the Constitution of China was amended to reinforce such economic reforms. The trends of the 1990s indicate that future policies of the Chinese government will emphasize greater utilization of market forces. For example, in 1999 the Government announced plans to amend the Chinese Constitution to recognize private property, although private business will officially remain subordinated to the state-owned companies, which are the mainstay of the Chinese economy. However, there can be no assurance that, under some circumstances, the government’s pursuit of economic reforms will not be restrained or curtailed. Actions by the central government of China could have a significant adverse effect on economic conditions in the country as a whole and on the economic prospects for our Chinese operations.

The Chinese legal and judicial system may negatively impact foreign investors.  In 1982, the National People’s Congress amended the Constitution of China to authorize foreign investment and guarantee the “lawful rights and interests” of foreign investors in China. However, China’s system of laws is not yet comprehensive. The legal and judicial systems in China are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the Chinese judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. China’s legal system is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting China’s political, economic or social life, will not affect the Chinese government’s ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

The practical effect of the People’s Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the People’s Republic of China accounting laws mandate accounting practices, which are not consistent with U.S. Generally Accepted Accounting Principles. China’s accounting laws require that an annual “statutory audit” be performed in accordance with People’s Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People’s Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation. Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign- Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Generally, the Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the “United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958).” Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

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

Over the last few years, China’s economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included devaluations of the Chinese currency, the Renminbi (RMB), restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy’s excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

To date reforms to China’s economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China’s economic system will continue or that we will not be adversely affected by changes in China’s political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

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

We Depend on the Continued Services of Our Executive Officers and the Loss of Key Personnel Could Affect Our Ability to Successfully Grow Our Business.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Dismissal of Kabani & Company, Inc.

On April 20, 2006, the Company dismissed Kabani & Company, Inc. (“Kabani”) as its principal independent accountant. Kabani’s report on the Company’s financial statements for the year ended December 31, 2005 did not contain an adverse opinion or disclaimer of opinion. The Board of Directors approved the decision to dismiss Kabani as the Company’s principal independent accountant. During the Company’s recent fiscal year and through the date of Kabani’s dismissal, there were no disagreements with Kabani on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Kabani, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

Engagement of Morgenstern & Company, CPA’s, P.C.

On April 20, 2006 the Company retained Morgenstern & Company, CPA’s, P.C. to serve as the Company’s principal independent accountant.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the name, age and position of each of our officers and directors as of March 23, 2007.

Name	Age	Position
Zhenggang Wang	38	Chairman of the Board, Chief Executive Officer,
		Chairman of the Board
Jian Liu	33	Chief Financial Officer
Xiang Ma	32	President
Chenghua Zhu	31	Director
Mingjun Zhu	38	Director
Rongjin Weng	43	Director
Wei Kang Gu	68	Director
Kenneth T. Berents	59	Director, Chairman Audit Committee
Todd L. Mavis	46	Director, Member Audit Committee

Zhenggang Wang, Chairman of the Board, Chief Executive Officer, Chairman of the Board

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

Jian Liu, Chief Financial Officer

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

Xiang Ma, President

Mr. Ma was President of Yiwu Yong Xin Telecommunication Company Limited, China 3C's largest subsidiary, from 1999 to the present. During the past six years, Mr. Ma's expertise in marketing and management have contributed significantly to the company's rapid growth, where it has gone from a small business in the distribution of 3C products, particularly fax machines, in Eastern China to being a major presence in that market. Prior to that, from 1996 to 1999, Mr. Ma was the manager of Zhejiang Transfar Company Limited, a high-tech publicly traded company in China. During his time at Zhejiang Transfar, Mr. Ma was also responsible for the company's corporate communications. Mr. Ma received his Bachelor degree from Zhejiang University with a concentration in business management.

Mr. Ma does not hold any other directorships with reporting companies in the United States. There are no family relationships between Mr. Ma and the directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers. Other than the Merger Transaction, during the last two years, there have been no transactions to which the Company was a party in which Mr. Ma (or any member of his immediate family) had a direct or indirect material interest.

Chenghua Zhu, Director

Ms. Zhu, 31, is a senior project manager of Shanghai Shengzhang, a certified public accounting firm. She was project manager at two CPA firms prior to joining Shanghai Shengzhang, Shanghai Jiarui and Hubei Dahua.

Ms. Zhu does not hold any other directorships with reporting companies in the United States. There are no family relationships between Ms. Zhu and the directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers. Other than the Merger Transaction, during the last two years, there have been no transactions to which the Company was a party in which Ms. Zhu (or any member of his immediate family) had a direct or indirect material interest.

Mingjun Zhu, Director

Mr. Zhu, 38, is General Manager of Zhejiang Mingda, a certified public accounting firm. He was General Manager of Zhejiang Mingda Management Consulting Company. From 1993 to 2004, he was Deputy Director of Yiwu Zhicheng, a CPA firm.

Mr. Zhu does not hold any other directorships with reporting companies in the United States. There are no family relationships between Mr. Zhu and the directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers. Other than the Merger Transaction, during the last two years, there have been no transactions to which the Company was a party in which Mr. Zhu (or any member of his immediate family) had a direct or indirect material interest.

Rongjin Weng, Director

Mr. Weng is Chairman of Langsha Group. He established Langsha Knitting Company Limited in 1995, and has served as its chairman and chief executive officer since that time. The company has experienced a 500,000% growth in assets during the past 11 years. Currently, Langsha is the largest sock manufacturer in China with annual revenue of $100 million. Mr. Weng holds a Master degree in Business Administration.

Mr. Weng does not hold any other directorships with reporting companies in the United States. There are no family relationships between Mr. Weng and the directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers. Other than the Merger Transaction, during the last two years, there have been no transactions to which the Company was a party in which Mr. Weng (or any member of his immediate family) had a direct or indirect material interest.

Wei Kang Gu, Director

Mr. Gu is a Professor of Electronic Engineering at Zhejiang University. Founded in 1897, the University has always been ranked among the few top universities in China and is today the third most recognized university in China. It is a major research university comprised of 22 colleges. Mr. Gu also serves on the Board of Bird Ningbo Company. Founded in 1992, Bird Ningbo has grown to be China's leading domestic manufacturer of mobile phones. He is also Vice Chairman of Zhejiang Electronic Association.

Mr. Gu does not hold any other directorships with reporting companies in the United States. There are no family relationships between Mr. Gu and the directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers. Other than the Merger Transaction, during the last two years, there have been no transactions to which the Company was a party in which Mr. Gu (or any member of his immediate family) had a direct or indirect material interest.

Kenneth T. Berents, Director, Chairman Audit Committee

Mr. Berents is a former managing director and senior portfolio manager for Goldman Sachs Asset Management in Tampa, Fla., which manages $30 billion in growth stocks. Before joining Goldman Sachs, he was the managing director and director of equity research for First Union Securities, now Wachovia Securities, from 1993 to 2000. He holds a bachelor's in history from Villanova University and a master's degree in journalism from the University of Missouri-Columbia. He also was an Alfred P. Sloan Fellow in economics at Princeton University. He has appeared on ABC's Nightline, CNN, CNBC and is widely quoted in national and trade publications.

Mr. Berents does not hold any other directorships with reporting companies in the United States. There are no family relationships between Mr. Berents and the directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers. Other than the Merger Transaction, during the last two years, there have been no transactions to which the Company was a party in which Mr. Berents (or any member of his immediate family) had a direct or indirect material interest.

Todd L. Mavis, Director, Member Audit Committee

Mr. Mavis most recently served as president and CEO of Danka Business Systems, a Nasdaq-listed company, where he generated $80 million in incremental revenue and led a company-wide turnaround. Danka is a $1.3 billion office imaging services and solutions provider headquartered in St. Petersburg, Fla. Prior to Danka, Mr. Mavis was executive vice president and general manager at Mitchell International, a privately held software developer in San Diego, California. Mr. Mavis also served as senior vice president at Checkmate Electronics, a publicly held software and services provider for the retail point-of-sale industry. There he developed and deployed a worldwide distributions strategy, created a sales and marketing program and negotiated three of the company's largest contracts.

Mr. Mavis does not hold any other directorships with reporting companies in the United States. There are no family relationships between Mr. Mavis and the directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers. Other than the Merger Transaction, during the last two years, there have been no transactions to which the Company was a party in which Mr. Mavis (or any member of his immediate family) had a direct or indirect material interest.

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

Compliance with Section 16 (a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, all officers, directors and owners of 10% or more of our outstanding shares have filed all Forms 3, 4 and 5 required by Section 16(a) of the Securities Exchange Act of 1934, as amended, except that each of Messrs. Berents and Mavis filed a late Form 3.

Code of Ethics

In 2002 we adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Audit Committee

Our Audit Committee consists of Chairman Kenneth T. Berents and member Todd L. Mavis. The Board of Directors of the Company has determined that Mr. Berents is the audit committee financial expert.

Miscellaneous

On June 22, 2006 Jimei Liu resigned as a Director. Ms. Liu resigned due to personal reasons. There was no disagreement between Ms. Liu and the Company in any respects.

On June 22, 2006 the Board of Directors appointed Mingjun Zhu and Chenghua Zhu to serve as a member of the Board of Directors of the Company.

On December 8, 2006 the Board of Directors appointed Kenneth Berents to serve as a member of the Board of Directors and became Chairman of the Audit Committee.

On January 2, 2007 the Board of Directors appointed Todd L. Mavis to serve as a member of the Board of Directors of the Company and a member of the Audit Committee.

ITEM 10. EXECUTIVE COMPENSATION.

Shown on the table below is information on the annual and long-term compensation for services rendered to the Company in all capacities, for the years ended December 31, 2006, 2005 and 2004, paid by the Company to all individuals serving as the Company’s chief executive officer or acting in a similar capacity during the last three completed years, regardless of compensation level. During the 12 months ended December 31, 2006, the Company did not pay aggregate compensation to any executive officer in an amount greater than $100,000.

Annual Compensation	Long Term Compensation

						Other Annual	Restricted Stock	LTIP payouts	All Other
Name	Title	Year		Salary	Bonus	Compensation	Awarded	($)	Compensation

Zhenggang Wang	CEO	2006 2005 2004		15,000 12,500 12,500	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Jian Liu	CFO	2006 2005 2004		12,000 10,000 10,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Xiang Ma	President	2006 2005 2004		12,000 10,000 10,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Peter G. Wilson	Former President and CEO	2006 2005 2004	$	-- 0 40,000	-- 0 0	-- 0 0	0 0 0	-- 0 0	0 0 0
Gary Cambell	Former President	2006 2005 2004	$	-- 0 40,000	-- 0 0	-- 0 0	0 0 0	-- 0 0	0 0 0

Option/SAR Grants

Except for a grant of 50,000 stock options to Kenneth Berents in December 2006 (which were vested upon issuance) at an exercise price of $4.16, which expire December 2016, no individual grants of stock options, whether or not in tandem with stock appreciation rights (“SARs”) and freestanding SARs have been made to any executive officer or any director during the year ended December 31, 2006.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors

Except for the following, the directors of the Company have not received compensation for their services as directors nor have they been reimbursed for expenses incurred in attending board meetings:

Kenneth T. Berents

On December 8, 2006, the Company entered into an agreement with Mr. Berents whereby Mr. Berents will receive the following compensation for so long as he remains a member of the Board of Directors of the Company:

(a) Annual salary of Seventy Five Thousand ($75,000) Dollars payable monthly at the beginning of each month that Mr. Berents is a member of the Board of Directors.

(b) An option grant to purchase 50,000 shares of common stock of the Company upon execution of this Agreement and 30,000 shares on each anniversary of such date thereafter, provided Mr. Berents is a member of the Board of Directors at such time. The exercise price of the initial grant of 50,000 shares was be based on the closing price of the common stock of the Company on December 7, 2006 ($4.16) and for each future option grant the closing price of the Company common stock on the anniversary of such date. All option grants vest upon issuance and will have an exercise period of ten years from date of issuance so long as Mr. Berents is a member of the Board of Directors at such time. In the event that Mr. Berents is no longer a member of the Board of Directors, his exercise period for all vested options will be twenty-four months from the anniversary date of his departure from the Board of Directors.

(c) $2,500 for each meeting of the board of Directors that Mr. Berents attends.

(d) $2,000 for each meeting of a committee of the Board of Directors that Mr. Berents attends.

(e) $5,000 for being named the Chairman of the Audit Committee of the Company.

Todd Mavis

The Company entered into an agreement with Mr. Mavis whereby Mr. Mavis will receive the following compensation for so long as he remains a member of the Board of Directors of the Company:

(a) Annual salary of Seventy Five Thousand ($75,000) Dollars payable monthly at the beginning of each month that Mr. Mavis is a member of the Board of Directors.

(b) An option grant to purchase 50,000 shares of common stock of the Company upon execution of the Agreement and 30,000 shares on each anniversary of such date thereafter, provided Mr. Mavis is a member of the Board of Directors at such time. The exercise price of the initial grant of 50,000 shares was $3.46, and for each future option grant the closing price of the Company common stock on the anniversary of such date. All option grants will vest upon issuance and will have an exercise period of ten years from date of issuance so long as Mr. Mavis is a member of the Board of Directors at such time. In the event that Mr. Mavis is no longer a member of the Board of Directors, his exercise period for all vested options will be twenty-four months from the anniversary date of his departure from the Board of Directors.

(c) $2,500 for each meeting of the Board of Directors that Mr. Mavis attends.

(d) $2,000 for each meeting of a committee of the board of Directors that Mr. Mavis attends.

(e) $5,000 if he is named the Chairman of any committee of the Board of Directors of the Company, at the time he named Chairman.

(f)  $4,500 as a one-time bonus upon joining the Board of Directors.

Due to a clerical error in the Company’s Stock Option Plan by the Company both Mr. Mavis and Mr. Berents have agreed that the options which were issued will be held in escrow (not exercisable) until the clerical error has been rectified.

Employment contracts and termination of employment and change-in-control arrangements

Except as stated above, we do not have any employment contracts with any of our directors and officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth certain information, as of February 22, 2007, concerning shares of common stock of the Company, the only class of its securities that are issued and outstanding, held by (1) each shareholder known by the Company to own beneficially more than five percent of the common stock, (2) each director of the Company, (3) each executive officer of the Company, and (4) all directors and executive officers of the Company as a group:

	Amount and Nature
	of Beneficial	Percentage of
Name and Address of Beneficial Owner (1)	Ownership	Common Stock (3)
Zhenggang Wang	9,625,000	18.34%
Jian Liu	0	0
Xiang Ma	0	0
Chenghua Zhu	0	0
Mingjun Zhu	0	0
Rongjin Weng	0	0
Wei Kang Gu	0	0
Kenneth T. Berents	50,000 (4)	*
Todd L. Mavis	50,000(4)	*
Weiyi Lv	5,495,000	10.47%
Yimin Zhang	5,495,000	10.47%
Xiaochun Wang	4,130,000	7.87%
Wen-An Chen (2)	4,000,000	7.62%
Huoqing Yang (2)	4,000,000	7.62%
Zhongsheng Bao	2,730,000	5.20%
All directors and executive officers as a group (9 persons)	9,725,000	18.53%
* Less than One Percent.

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

(2)	Represents shares of common stock held jointly by Wen-An Chen and Huoqing Yang.
(3)
Calculated on the basis of 52,489,055 shares of common stock issued and outstanding as of February 22, 2007 except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

(4)	Represents shares of common stock issuable upon exercise of outstanding stock options (as described above).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

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

Independent Directors

The following members of the Company’s Board of Directors are independent under the listing standards of the Nasdaq Stock Market: Rongjin Weng, Weikang Gu, Mingjun Zhu, Chenghua Zhu, Kenneth Berents, and Todd Mavis.

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
(2) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2005.
(3) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2005.
(4) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2005.
_________________

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On April 20, 2006, the Company dismissed Kabani & Company, Inc. (“Kabani”) as its principal independent accountant.

On April 20, 2006 the Company retained Morgenstern & Company, CPA’s, P.C. (“Morgenstern”) to serve as the Company’s principal independent accountant.

The following represents fees for professional audit services rendered by Kabani for the audit of our annual financial statements for the transition period from February 1, 2005 to December 31, 2005 and Morgenstern for the fiscal year ended December 31, 2006.

Audit Fees

The aggregate fees billed by our current auditors, Morgenstern, for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2006 were $99,184. The aggregate fees billed by our former auditors, Kabani for professional services rendered for the audit of our annual financial statements for the fiscal year 2005 were $42,000.

Audit Related Fees

We incurred no audit related fees to Morgenstern and Kabani during the year ended December 31, 2006. The aggregate fees billed by our former auditors, Lichter Yu & Associates for professional services rendered for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during fiscal year 2006 were $5,010.

Tax Fees

Our principal accountants did not render any services for tax compliance, tax advice and tax planning during transition period ended December 31, 2006 and 2005 fiscal year, respectively.

All Other Fees

Our principal accountants did not bill us any additional fees that are not disclosed under audit fees, audit related fees or tax fees in each of the last two calendar years.

Audit Committee Pre-Approval Process, Policies and Procedures

We have an Audit Committee which is composed of Kenneth T. Berents (Chairman) and Todd Mavis. Our principal accountants have performed their audit procedures in accordance with pre-approved policies and procedures established by our Audit Committee.  Our principal auditors have informed our Audit Committee of the scope and nature of each service provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 2007.

CHINA 3C GROUP

/s/ Zhenggang Wang
Zhenggang Wang
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ Zhenggang Wang		March 30, 2007
Zhenggang Wang	Chief Executive Officer and Chairman

/s/ Xiang Ma
Xiang Ma	President	March 30, 2007

/s/ Jian Liu
Jian Liu	Chief Financial Officer	March 30, 2007

/s/ Chenghua Zhu
Chenghua Zhu	Director	March 30, 2007

/s/ Mingjun Zhu
Mingjun Zhu	Director	March 30, 2007

/s/ Rongjin Weng
Rongjin Weng	Director	March 30, 2007

/s/ Wei Kang Gu
Wei Kang Gu	Director	March 30, 2007

/s/ Kenneth T. Berents
Kenneth T. Berents	Director	March 30, 2007

/s/ Todd L. Mavis
Todd L. Mavis	Director	March 30, 2007

CHINA 3C GROUP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

MORGENSTERN, SVOBODA & BAER, CPA’s, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MORGENCPA@CS.COM

Board of Directors and Stockholders of
China 3C Group Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of China 3C Group and Subsidiaries, Inc. (a Nevada corporation) as of December 31, 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China 3C Group and Subsidiaries, Inc. as of December 31, 2006, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

Morgenstern, Svoboda & Baer CPA’s P.C.
Certified Public Accountants

New York, New York
February 19, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China 3C Group and Subsidiaries, Inc.

We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows of China 3C Group and Subsidiaries, Inc. (a Nevada corporation) for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the operations of China 3C Group and Subsidiaries, Inc. and their consolidated cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/Kabani & Company, Inc.
Certified Public Accountants

Los Angeles California
March 10, 2006

CHINA 3C GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
ASSETS	2006
Current Assets
Cash and cash equivalents	$6,498,450
Accounts receivable, net	8,013,071
Inventory	2,779,506
Advance to supplier	2,215,841
Refundable Deposits	6,567
Prepaid expenses	60,059
Total Current Assets	19,573,494

Property & equipment, net	65,803
Goodwill	20,348,278

Total Assets	$39,987,575

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,964,663
Income tax payable	2,596,517
Notes payable	4,500,000
Total Current Liabilities	9,061,180

Stockholders' Equity

Common stock, $.001 par value, 100,000,000
shares authorized, 52,488,938 and 39,870,077 issued and outstanding	52,489
Shares to be issued, 8,980,000
Additional paid in capital	17,352,691
Deferred consulting expense
Subscription receivable	(50,000
Statutory reserve	3,320,755
Other comprehensive income	427,616
Retained earnings	9,822,844
Total Stockholders' Equity	30,926,395
Total Liabilities and Stockholders' Equity	$39,987,575

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR YEARS ENDING DECEMBER 31, 2006

	12/31/2006	12/31/2005

Sales, net	$148,218,848	$32,588,634

Cost of sales	125,411,758	28,325,332
Gross profit	22,807,090	4,263,302

General and administrative expenses	5,544,924	1,706,869
Income from operations	17,262,166	2,556,433

Other (Income) Expense
Interest income	(31,293)	(10,156)
Other expense	100,646	17,364
Interest expense	7,565	2,954
Total Other (Income) Expense	76,918	10,162
Income before income taxes	17,185,248	2,546,271

Provision for income taxes	5,908,122	1,088,021
Net income	$11,277,126	$1,458,250

Net income per share:
Basic & diluted	$0.24	$0.04

Weighted average number of shares outstanding:
Basic & diluted	46,179,507	35,133,427

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$11,277,126	$1,458,250
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	20,191	17,420
Gain on asset disposition	(936)
Provision for bad debts	82,686
Issuance of shares for consultants		225,680
Amortization of deferred consulting expense	387,945	12,055
Shares to be issued to consultants		498,000
(Increase) / decrease in assets:
Accounts receivables	(2,375209)	(286,498)
Inventory	(487,593)	(421,658)
Prepaid expense	85,216	(42,522)
Advance to supplier	(848,842)	(372,000)
Deposits	(5,929)	1,288
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	1.356,272	(267,816)
Income tax payable	1,477,695	122,067
Total Adjustments	(308,510)	(513,984)

Net cash provided by operating activities	11.968,616	944,266

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(30,591)	(2,308)
Proceeds from asset sales	1,508
Net cash used by Investing activities	(29.083)	(2,308)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution to subsidiary before acquisition		1,210,000
Dividends paid		(529,140)
Proceed on loan from related parties		97,760
Payments on loan to related parties		(250,877)
Payments of notes - other	(7,769)	(9,807)
Payments of acquisition notes - net of cash acquired	(6,550,157)
Net cash provided by financing activities	(6,557,926)	517,936
Effect of exchange rate changes on cash and cash equivalents	167,621	19,670

Net change in cash and cash equivalents	4,549,228	1,479,564
Cash and cash equivalents, beginning balance	1,949,222	469,658
Cash and cash equivalents, ending balance	$6,498,450	$1,949,222
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$3,534,155	$965,354
Interest payments	$7,565	$2,954

Non cash transactions relating to acquisitions
Purchased Goodwill	(20,348,278)
Fair value of assets purchased less cash acquired	(5,451,879)
Acquisition financed with stock issuance	14,750,000
Acquisition financed with notes	12,500,000
Net cash acquired in acquisitions	1,449,843

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

			Shares	Additional	Other	Deferred			Retained Earnings	Total
	Common Stock		to be	Paid-In	Comprehensive	Consulting	Subscription	Statutory	(Accumulated	Stockholders'
	Shares	Amount	issued	Capital	Income	Expense	Receivable	Reserve	Deficit)	Equity/Deficit
Balance December 31, 2004	35,000,000	35,000		267,500				70,379	383,297	756,176

Changes due to recapitalization	2,613,282	2,613		1,226,387						1,229,000
Shares issued for consulting fees			498,000							498,000
Warrants issued for deferred consulting fees				400,000		(387,945)				12,055
Stock issued for guarantee fee	2,256,795	2,257		223,423						225,680
Warrants exercised			4,000	(4,000)
Stock subscription receivable							(50,000)			(50,000)
Dividend paid									(525,460)	(525,460)
Foreign currency translation adjustments					74,950					74,950
Transfer to statutory reserve								331,651	(331,651)
Net income for the year ended December 31, 2005									1,458,250	1,458,250
Balance December 31, 2005	39,870,077	$39,870	$502,000	$2,113,310	$74,950	$(387,945)	$(50,000)	$402,030	$984,436	$3,678.651
Stock Issued	8,980,000	8,980	(502,000)	493,020
Foreign currency translation adjustments					167,621)					167,621
income for the year ended December 31, 2006									11,277,126	11,277,126
Transfer to statutory reserve								2,438,717	(2,438,717)
Purchase Acquisition	3,638,861	3,639		14,746,,361	185,045			480,008		15,415,053
Transferred To prepaid						387,945				387,945
Balance December 31, 2006	52,488,938	$52,489		$17,352,691	$427,616		$(50,000)	$3,320,755	$9,822,844	$30,926,395

The accompanying notes are an integral part of these consolidated financial statements

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 1 - ORGANIZATION

China 3C Group was incorporated on August, 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited - BVI (Capital) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang Yong Xin Digital Technology Co., Ltd. (Zhejiang), Yiwu Yong Xin Communication Ltd. (Yiwu), Hangzhou Wandga Electronics Co., Ltd. (Wang Da), Hangzhou Sanhe Electronic Technology, Limited (“Sanhe”), and Shanghai Joy & Harmony Electronics Company Limited (Joy & Harmony) were incorporated under the laws of Peoples Republic of China on July 11, 2005, July 18, 1997, March, 30, 1998, April 12, 2004, and August 20, 2003 respectively. China 3C Group owns 100% of Capital and Capital owns 100% of the capital stock of Joy & Harmony, Sanhe, and Zhejiang. Zhejiang owns 90% and Yiwu owns 10% of Wang Da. Zhejiang owns 90% and Wang Da owns 10% of Yiwu. Collectively the six corporations are referred to herein as the “Company¨.

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

The Company is now engaged in the business of mobile phone, facsimile machines, DVD players, stereo’s, speakers, MP3 and MP4 players, iPod, electronic dictionaries, CD players, radios, Walkman, and audio systems distribution.

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

Translation Adjustment

As of December 31, 2006 and December 31, 2005, the accounts of Zhejiang, Wang Da, Yiwu, Sanhe, and Joy & Harmony were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (SFAS) No. 52, Foreign Currency Translation, ¨ with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a component of shareholders equity. Transaction gains and losses are reflected in the income statement.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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
DECEMBER 31, 2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $90,780 as of December 31, 2006.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of December 31, 2006 inventory consisted of finished goods valued at $ 2,779,506.

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

Furniture and Fixtures	5 years
Automobile	10 years
Computer Hardware and Software	5 years

As of December 31, 2006 Property, Plant & Equipment consist of the following:

2006
Automobile	$103,749
Office equipment	(75,869)
179,618
Accumulated depreciation	(113,815)
$65,803

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, ”Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2006 there were no significant impairments of its long-lived assets.

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

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, ”Accounting for stock issued to employees” (“APB 25”) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

Statement of Cash Flows

In accordance with SFAS No. 95, Statement of Cash Flows, cash flows from the Company’s operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), Disclosure about Segments of an Enterprise and Related Information¨ requires use of the management approach¨ model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

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

On February 16, 2006 the Financial Accounting Standards Board (“FASB”) issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

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

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2006, FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded statues in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

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

Note 3 - ADVANCE TO SUPPLIER

Advance to suppliers represents payments to suppliers for payments of finished goods. As of December 31, 2006 the company had paid $2,215, as advances to suppliers.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

Note 4- NOTES PAYABLE

Under the Shanghai Share Exchange Agreement, dated November 28, 2006, in exchange of surrendering all their ownership in Shanghai, the Shanghai Shareholders received both stock consideration and cash consideration. The cash consideration consisted of $7,500,000 in cash is payable as follows: $3,000,000 within 10 business days after the closing of the transaction, and $4,500,000 payable six months after the closing of the transaction as evidenced by promissory notes issued by us to the Shanghai Shareholders. The due date of the $4,500,000 payment is May 27, 2007.

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

On December 21, 2005, the Company announced a plan named the China 3C Group 2005 Equity Incentive Plan (“Plan¨) for providing incentives to attract, retain and motivate eligible persons whose presence and potential contributions are important to the success of the Company. 5,000,000 shares of common stock were allocated to the plan.

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

Pursuant to a share exchange agreement, dated August 3, 2006, the company issued 915,751 shares of restricted common stock, to the former shareholders of Hangzhou Sanhe Electronic Technology Ltd. The shares were valued at $3,750,000, which was the fair value of the shares at the date of exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

Pursuant to a share exchange agreement, dated November 28, 2006, the company issued 2,723,110 shares of newly issued shares of Common Stock to the former shareholders of Shanghai Joy & Harmony Electronics Company Limited. The shares were valued at $11,000,000, which was the fair value of the shares at the date of exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

Note 6 - STOCK WARRANT AND OPTIONS

On December 20, 2005, the Company issued a warrant for 4,000,000 shares to two individuals with an exercise price of $0.10. The warrants were issued for consulting services to be provided from December 20, 2005 to December 19, 2006. The warrant was exercisable immediately and was exercised on December 30, 2005.

The Company is amortizing the fair value of the warrants, $400,000, over the period of the agreement. The fair value of the warrants was calculated assuming 293% volatility, term of the warrant of 3 years, risk free rate of 4% and dividend yield of 0%. For the year ended December 31, 2006 and December 31, 2005, $387,945 and $12,055 of consulting fee was expensed relating to the warrants, respectively.

On December 8, 2006 the company issued, to a newly appointed Board member, an option grant to purchase 50,000 shares of common stock at the closing price as of December 7, 2006. Options expire 10 years from issuance.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 9 - INCOME TAXES

The Company, through its subsidiaries, Zhejiang, Wang Da, Sanhe, and Yiwu, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses of $1,400,000 as of September 30, 2006 for income tax purposes. However, a hundred percent allowance has been created on the deferred tax asset of $575,000 due to uncertainty of its realization.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (”EIT”) is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax.

The following is a reconciliation of income tax expense:

12/31/2006	U.S.	State	International	Total
Current	$0	$800	$5,907,322	$5,908,122
Deferred	0	0	0	0
Total	$0	$800	$5,907,322	$5,908,122

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:
12/31/2006

US statutory tax rate	34%
Foreign income not recognized in US	-34%
PRC income tax	33%

Effective rate	33%

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 10 - COMMITTMENTS
 The Company leases various office facilities under operating leases that terminate thru 2011. The Company also has management agreements that terminate in 2007. The future minimum obligations under these agreements are as follows:

2007	$61,581
2008	$30,586
2009	$27,819
2010	$25,296
2011	$15,370

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2006, the Company had allocated $2,438,717 to these non-distributable reserve funds.

Note 12 - OTHER COMPREHENSIVE INCOME
Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders equity, at December 31, 2006 is as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income

Balance at December 31, 2006	$427,616	$427,616

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

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 14 - MAJOR CUSTOMERS AND CREDIT RISK

During the year ended December 31, 2006, no customer accounted for more than 10% of the company’s accounts receivable at December 31, 2006. At December 31, 2006 three vendors comprised 84% of the company’s accounts payable. No vendors accounted for more than 10% of the company’s purchases during 2006.

NOTE 15 - SUBSEQUENT EVENTS

On January 2, 2007 the company issued, to a newly appointed Board member, an option grant to purchase 50,000 shares of common stock at the closing price as of January 2, 2007. Options expire 10 years from issuance.

On January 16, 2007 the company applied for listing on the American Stock Exchange.