Form 10-Q
period 2007-03-31
China 3C Group
filed 2007-05-15
CIK 1076784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2007.

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

Indicate by check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition Of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer  ☐ Accelerated filer  ☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

As of May 4, 2007, the registrant had 52,668,938 shares of common stock outstanding.

Exhibit 31.1	Certification by Zhenggang Wang, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of
1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2007.

Exhibit 31.2	Certification by Jian Liu, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of
1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2007.

Exhibit 32.1	Certification by Zhenggang Wang, Chief Executive Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2007.

Exhibit 32.2	Certification by Jian Liu, Chief Financial Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2007.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA 3C GROUP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

MORGENSTERN, SVOBODA & BAER, CPA’s, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MORGENCPA@CS.COM

Board of Directors and Stockholders of
China 3C Group Inc. and Subsidiaries

We have reviewed the accompanying consolidated balance sheets of China 3C Group Inc. as of March 31, 2007 and the consolidated statements of operations for the three-months ended March 31, 2007 and 2006 and consolidated statements of cash flows and shareholders equity for the three-months then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of as of China 3C Group Inc. at December 31, 2006 and the related consolidated statements of income retained earnings and comprehensive income, and consolidated statements of cash flows for the year then ended; and in our report dated February 19, 2007 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Morgenstern, Svoboda & Baer CPA’s P.C.
Certified Public Accountants

New York, New York
April 27, 2007

CHINA 3C GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND DECEMBER 31,2006

ASSETS	3/31/2007	12/31/2006
Current Assets		`
Cash and cash equivalents	$9,085,186	6,498,450
Accounts receivable, net	10,678,242	8,013,071
Inventory	4,624,603	2,779,506
Advance to supplier	3,440,234	2,215,841
Refundable Deposits	-	6,567
Prepaid expenses	36,930	60,059
Total Current Assets	27,865,195	19,573,494

Property & equipment, net	90,626	65,803
Goodwill	20,348,278	20,348,278
Deposits	48,517
Total Assets	$48,352,616	39,987,575

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,869,585	1,964,663
Income tax payable	3,748,299	2,596,517
Notes payable	4,500,000	4,500,000
Total Current Liabilities	10,117,884	9,061,180

Stockholders' Equity

Common stock, $.001 par value, 100,000,000
shares authorized, 52,668,938 and 52,488,938 issued and outstanding	52,669	52,489
Additional paid in capital	18,203,911	17,352,691
Subscription receivable	(50,000)	(50,000)
Statutory reserve	3,320,755	3,320,755
Other comprehensive income	420,765	427,616
Retained earnings	16,286,632	9,822,844
Total Stockholders' Equity	38,234,732	30,926,395
Total Liabilities and Stockholders' Equity	$48,352,616	$39,987,575

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THREE MONTHS ENDING MARCH 31, 2007 AND 2006

	2007	2006
Sales, net	$84,523,194	$13,450,749

Cost of sales	70,590,912	11,520,281
Gross profit	13,932,282	1,930,468

General and administrative expenses	3,726,162	505,052
Income from operations	10,206,120	1,425,416

Other (Income) Expense
Interest income	(13,791)	(4,098)
Other expense	6,864	5,491
Interest expense	-	86
Total Other (Income) Expense	(6,927)	1,479
Income before income taxes	10,213,047	1,423,937

Provision for income taxes	3,749,259	510,389
Net income	$6,463,788	$913,548

Net income per share:
Basic & diluted	$0.12	$0.02

Weighted average number of shares outstanding:
Basic & diluted	52,578,938	44,360,077

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$6,463,788	$913,548
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	10,056	4,272
Loss on asset disposition	-	201
Provision for bad debts	357	4,537
Stock based compensation	851,400	-
Amortization of deferred consulting expense	-	100,000
(Increase) / decrease in assets:
Accounts receivables	(2,665,528)	(760,652)
Inventory	(1,845,097)	(167,143)
Due from officer	-	(123,800)
Prepaid expense	23,129	129,246
Advance to supplier	(1,224,393)	(799,170)
Deposits	(41,950)	(921)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(95,078)	269,184
Income tax payable	1,151,782	286,400
Total Adjustments	(3,835,322)	(1,057,846)

Net cash provided by operating activities	2,628,466	(144,298)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(34,879)	(534)
Proceeds from asset sales	-	372
Net cash used by Investing activities	(34,879)	(162)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of notes - other	-	(2,574)
Net cash provided by financing activities	-	(2,574)
Effect of exchange rate changes on cash and cash equivalents	(6,851)	(5,653)

Net change in cash and cash equivalents	2,586,736	(152,687)
Cash and cash equivalents, beginning balance	6,498,450	1,949,222
Cash and cash equivalents, ending balance	$9,085,186	$1,796,535
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$2,597,477	$222,819
Interest payments	$-	$86

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND THE YEAR ENDED DECEMBER 31, 2006

			Shares	Additional	Other	Deferred			Retained Earnings	Total
	Common Stock		to be	Paid-In	Comprehensive	Consulting	Subscription	Statutory	(Accumulated	Stockholders'
	Shares	Amount	issued	Capital	Income	Expense	Receivable	Reserve	Deficit)	Equity/Deficit
Balance December 31, 2005	39,870,077	$39,870	$502,000	$2,113,310	$74,950	$(387,945)	$(50,000)	$402,030	$984,436	$3,678.651
Stock Issued	8,980,000	8,980	(502,000)	493,020
Foreign currency translation adjustments					167,621)					167,621
Income for the year ended December 31, 2006									11,277,126	11,277,126
Transfer to statutory reserve								2,438,717	(2,438,717)
Purchase Acquisition	3,638,861	3,639		14,746,,361	185,045			480,008		15,415,053
Transferred To prepaid						387,945				387,945
Balance December 31, 2006	52,488,938	$52,489	-	$17,352,691	$427,616	-	$(50,000)	$3,320,755	$9,822,844	$30,926,395
Foreign currency translation adjustments					(6,851)					(6,851)
Stock based compensation	180,000	180		851,220						851,400
Income for three months
Ended March 31, 2007									6,463,788	6,463,788
Balance March 31, 2007	52,668,938	$52,669	-	$18,203,911	$420,765	-	(50,000)	$3,320,755	$16,286,632	$38,234,732

The accompanying notes are an integral part of these consolidated financial statements

Note 1 - ORGANIZATION

China 3C Group was incorporated on August, 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited - BVI (Capital) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang Yong Xin Digital Technology Co., Ltd. (Zhejiang), Yiwu Yong Xin Communication Ltd. (Yiwu), Hangzhou Wandga Electronics Co., Ltd. (Wang Da), Hangzhou Sanhe Electronic Technology, Limited (“Sanhe”), and Shanghai Joy & Harmony Electronics Company Limited (Joy & Harmony) were incorporated under the laws of Peoples Republic of China on July 11, 2005, July 18, 1997, March, 30, 1998, April 12, 2004, and August 20, 2003 respectively. China 3C Group owns 100% of Capital and Capital owns 100% of the capital stock of Joy & Harmony, Sanhe, and Zhejiang. Zhejiang owns 90% and Yiwu owns 10% of Wang Da. Zhejiang owns 90% and Wang Da owns 10% of Yiwu. Collectively the six corporations are referred to herein as the “Company.

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's functional currency is the Chinese Renminbi, however the accompanying consolidated financial statements have been translated and presented in United States Dollars.

Translation Adjustment

As of March 31, 2007 and December 31, 2006, the accounts of Zhejiang, Wang Da, Yiwu, Sanhe, and Joy & Harmony were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (SFAS) No. 52, Foreign Currency Translation, with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a component of shareholders equity. Transaction gains and losses are reflected in the income statement.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $90,740 and $90,780 as at March 31, 2007 and December 31, 2006 respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of March 31, 2007 and December 31, 2006 inventory consisted of finished goods valued at $ 4,624,603 and $2,779,506 respectively.

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

Furniture and Fixtures	5 years
Automobile	10 years
Computer Hardware and Software	5 years

As of March 31, 2007 and December 31, 2006 Property, Plant & Equipment consist of the following:

	2007	2006
Automobile	$138,330	$103,749
Office equipment	76,166	75,869
	214,496	179,618
Accumulated depreciation	(123,870)	(113,815)
	$90,626	$65,803

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, ¡§Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2006 there were no significant impairments of its long-lived assets.

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

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, Accounting for stock issued to employees (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.

Income Taxes

The Company utilizes SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Basic and Diluted Earnings per Share

Earnings per share are calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), Earnings per share. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

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

Segment Reporting

Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure about Segments of an Enterprise and Related Information requires use of the management approach model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Recent accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment”, an Amendment of FASB Statement No. 123 (“FAS No. 123R”). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006.

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

In June 2005, the EITF reached consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6.”) EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

In June 2005, the FASB Staff issued FASB Staff Position 150-5 (FSP 150-5), Issuers Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable. FSP 150-5 addresses whether freestanding warrants and other similar instruments on shares that are redeemable, either puttable or mandatorily redeemable, would be subject to the requirements of FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, regardless of the timing or the redemption feature or the redemption price. The FSP is effective after June 30, 2005.

On February 16, 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No 133, Accounting for Derivative Instruments and Hedging Activities¨, and SFAF No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for the Company for its December 31, 2006 year-end. The adoption of SAB 108 had no impact on the Company's consolidated financial statements.

Note 3 - ADVANCE TO SUPPLIER

Advance to suppliers represents payments to suppliers for payments of finished goods. As of March 31, 2007 and December 31, 2006 the company had paid $3,440,234 and $2,215,841, respectively as advances to suppliers.

Note 4- NOTES PAYABLE

Notes Payable - Former Shareholders Shanghai Joy & Harmony Electronics Company Limited as consideration for acquisition shares. Due six months after closing as evidenced by a promissory note.

March 31, 2007    $ 4,500,000

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

On December 21, 2005, the Company announced a plan named the China 3C Group 2005 Equity Incentive Plan¨ (Plan¨) for providing incentives to attract, retain and motivate eligible persons whose presence and potential contributions are important to the success of the Company. 5,000,000 shares of common stock were allocated to the plan.

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

On March 6, 2007, the Company issued 180,000 shares of common stock, $.001 par value, issuable pursuant to the China 3C Group amended 2005 Equity Incentive Plan. These shares under rule 405 and rule 144, respectively, under the Securities Act of 1933, as amended, are deemed “restricted securities”.

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

Pursuant to share exchange agreement, dated November 28, 2006, the company issued 2,723,110 shares of newly issued shares of Common Stock to the former shareholders of Shanghai Joy & Harmony Electronics Company Limited. The shares were valued at $11,000,000, which was the fair value of the shares at the date of exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

Note 6 - STOCK WARRANTS, OPTIONS, AND COMPENSATION

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

On December 8, 2006 the company issued, to a newly appointed Board member, an option grant (incentive Stock Options) to purchase 50,000 shares of common stock at the closing price as of December 7, 2006. Options expire 10 years from issuance.

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

Note 9 - INCOME TAXES

The Company through its subsidiaries, Zhejiang, Wang Da, Sanhe, and Yiwu, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses of approximately $1,700,000 as of December 31, 2006 for income tax purposes. However, a hundred percent allowance has been created on the deferred tax asset of approximately $680,000 due to uncertainty of its realization.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT) is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax.

The following is a reconciliation of income tax expense:

3/31/2007	U.S.		State		International	Total
Current	$		$		$3,749,259	$3,749,259
Deferred
Total		$-		$-	$3,749,259	$3,749,259

3/31/2006		U.S.		State	International	Total
Current	$		$		$510,389	$510.389
Deferred
Total		$-		$-	$510,389	$510,389

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	3/31/2007	3/31/2006
US statutory tax rate	34%	34%
Foreign income not recognized in US	-34%	-34%
PRC income tax	33%	33%

Effective rate	33%	33%

Note 10 - COMMITTMENTS

The Company leases various office facilities under operating leases that terminate thru 2009. The Company also has management agreements that terminate in 2007. The future minimum obligations under these agreements are as follows:

2008	$148,012
2009	$16,387

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2007 and December 31, 2006, the Company had allocated $3,320,755 to these non-distributable reserve funds.

Note 12 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders equity, at March 31, 2007 and December 31, 2006 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2005	$74,950	$74,950
Change for 2006	352,666	352,666
Balance at December 31, 2006	$427,616	$427,616
Change for 2007	(6,851)	(6,851)
Balance at March 31, 2007	$420,765	$420,765

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

NOTE 14 - MAJOR CUSTOMERS AND CREDIT RISK

During the three months ended March 31, 2007, no customer accounted for more than 10% of the company’s sales or accounts receivable. At March 31, 2007 three vendors comprised 84% of the company’s accounts payable. No vendors accounted for more than 10% of the company’s purchases during 2006.

Forward Looking Statements

We have included and from time to time may make in our public filings, press releases or other public statements, certain statements, including, without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Plan of Operations” in Item 2. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in “Risk Factors” and elsewhere in this Form 10-Q.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

China 3C Group was incorporated on August, 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited (“CFDL”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang Yong Xin Digital Technology Co., Ltd. (“ZYXD”), Yiwu Yong Xin Communication Ltd. (“YYXC”), Hangzhou Wandga Electronics Co., Ltd. (“HWDA”), Hangzhou Sanhe Electronic Technology, Limited (HSET), and Shanghai Joy & Harmony Electronic Development Co., Ltd. (“SJHE”) were incorporated under the laws of Peoples Republic of China on July 11, 2005, July 18, 1997, March 30, 1998, April 12, 2004, and August 25 2003 respectively. China 3C Group owns 100% of CFDL and CFDL own 100% of the capital stock of ZYXD. ZYXD owns 90% and YYXC owns 10% of HWDA. ZYXD owns 90% and HWDA owns 10% of YYXC. Collectively the six corporations are referred to herein as the Company.

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

Results of Operations

The following table presents certain consolidated statement of operations information. All financial information is presented for the three months ending on March 31, 2007 and, the three months ending on March 31, 2006.

	3/31/2007	03/31/2006
Sales, net	$84,523,194	$13,450,749
Cost of sales	$70,590,912	$11,520,281
General and Administrative Expense	$3,726,162	$505,052
Income from Operations	$10,206,120	$1,425,416

Net sales

Net sales for the three months ended on March 31, 2007 totally was $84,523,194 compared to $13,450,749 for the three months ended March 31, 2006. The large increase amount was due to the revenue from newly subsidiaries (HSET and Shanghai) and higher selling prices throughout the company and increased sales volume from new products.

Cost of Sales

Cost of sales for the three months ended on March 31, 2007 totaled $70,590,912 or approximately 83.51% compared to $11,520,281 or approximately 85.65% which is for the three months ended on March 31, 2006. The cost of sales as a percentage decreased during the first three months of 2007 due to the introduction of new product models with higher gross profit margin and the maximum discount privilege from our suppliers because of the substantial increase of sales. The absolute number increased sharply due to the inclusion of the cost of sales of two newly acquired subsidiaries (HSET and Shanghai ) and the increased sales volume from original and new types of products.

The following is the top ten suppliers of each of our subsidiaries:

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

Gross Profit Margin

Gross profit margin for the three months ending March 31, 2007 was 16.48% compared to 14.35% for the three months ending March 31, 2006. The gross profit margin increased even after the inclusion of newly acquired subsidiaries was due to the lower product sourcing costs and the improvement in product mix.

Operating Expense

The operating expense for the three months ending March 31, 2007 totaled $3,726,162 or approximately 4.41% of net sales, compared to $505,052 or approximately 3.74% for the three months ended on March 31, 2006. The 0.67% increase was due to the inclusion of the newly acquired subsidiaries (HSET and Shanghai).

Income from Operations

Income from operations for the three months ended March 31, 2007 was $10,206,120 or 12.07% of net Sales as compared to income from operations of $1,425,416 or 10.59% of net sales for the three months ending March 31, 2006. The increase percentage was due to costs of Sales decrease. The absolute number increased sharply due to the inclusion of newly subsidiaries and the increase in consumer demand, improvement in product mix and the higher price of products.

Net Income

Net income was $6,463,788 or 7.65% of net Sales for the three months ended on March 31, 2007 compared to $913,548 or 6.79% of net Sales for the three months ended on March 31, 2006. The increase was due to higher price of products, Sale volumes increase, decreased costs and the inclusion of two newly subsidiaries (HSET and Shanghai ).

LIQUIDITY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $9,085,186 at March 31, 2007 and current assets totally were $ 27,865,195 at March 31, 2007. The Company's total current liabilities were $10,117,884 at March 31, 2007.

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

We believe that the funds available to us are adequate to meet our operating needs for the remainder of 2007.

Capital expenditures

Total capital expenditures for the first three months of 2007 were $34,879 for purchase of fixed assets. We have no plans for material capital expenditures during 2007.

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

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets

Item 3. Controls and Procedures

As of March 31, 2007, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of the our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

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

Economic Reform Issues. Although the Chinese government owns the majority of productive assets in China, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

•	We will be able to capitalize on economic reforms;

•	The Chinese government will continue its pursuit of economic reform policies;

•	The economic policies, even if pursued, will be successful;

•	Economic policies will not be significantly altered from time to time; and

•	Business operations in China will not become subject to the risk of nationalization.

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

Item 5.  Other Information.

There is no information required to be disclosed in a report on Form 8-K during the quarter of the fiscal year covered by this Form 10-Q but not reported.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May, 2007.

CHINA 3C GROUP

By:	/s/ Zhenggang Wang
Name: Zhenggang Wang
Title: Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ Zhenggang Wang		May 15, 2007
Zhenggang Wang	Chief Executive Officer and Chairman
/s/ Jian Liu		May 15, 2007
Jian Liu	Chief Financial Officer
/s/ Xiang Ma		May 15, 2007
Xiang Ma	President