Form 10-Q
period 2007-06-30
China 3C Group
filed 2007-08-17
CIK 1076784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2007.

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
☐ Yes ☒ No

As of August 14, 2007 the registrant had 52,668,938 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA 3C GROUP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

MORGENSTERN, SVOBODA & BAER, CPA’s, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MORGENCPA@CS.COM

Board of Directors and Stockholders of
China 3C Group

We have reviewed the accompanying consolidated balance sheets of China 3C Group as of June 30, 2007 and the consolidated statements of operations for the six and three months ended June 30, 2007 and consolidated statements of cash flows and shareholders equity for the six months then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of as of China 3C Group at December 31, 2006 and the related consolidated statements of income retained earnings and comprehensive income, and consolidated statements of cash flows for the year then ended; and in our report dated February 19, 2007 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Morgenstern, Svoboda & Baer CPA’s P.C.
Certified Public Accountants

New York, New York
August 10, 2007

CHINA 3C GROUP
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 AND DECEMBER 31,2006

ASSETS	6/30/2007	12/31/2006
Current Assets
Cash and cash equivalents	$15,230,508	6,498,450
Accounts receivable, net	7,283,690	8,013,071
Inventory	4,873,755	2,779,506
Advance to supplier	2,246,536	2,215,841
Refundable Deposits	-	6,567
Prepaid expenses	31,474	60,059
Total Current Assets	29,665,963	19,573,494

Property & equipment, net	106,289	65,803
Goodwill	20,348,278	20,348,278
Deposits	44,216	-
Total Assets	$50,164,746	39,987,575

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$3,056,959	1,964,663
Income tax payable	2,978,397	2,596,517
Notes payable	-	4,500,000
Total Current Liabilities	6,035,356	9,061,180

Stockholders' Equity

Common stock, $.001 par value, 100,000,000 shares authorized, 52,668,938 and 52,488,938 issued and outstanding	52,669	52,489
Additional paid in capital	18,203,911	17,352,691
Subscription receivable	(50,000)	(50,000)
Statutory reserve	3,320,755	3,320,755
Other comprehensive income	813,896	427,616
Retained earnings	21,788,159	9,822,844
Total Stockholders' Equity	44,129,390	30,926,395
Total Liabilities and Stockholders' Equity	$50,164,746	$39,987,575

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	2007	2006

Sales, net	$149,021,667	$42,068,945

Cost of sales	123,651,187	35,867,624
Gross profit	25,370,480	6,201,321

General and administrative expenses	6,740,395	1,408,990
Income from operations	18,630,085	4,792,331

Other (Income) Expense
Interest income	(31,446)	(8,347)
Other expense	5,693	5,772
Interest expense	-	140
Total Other (Income) Expense	(25,753)	(2,435)
Income before income taxes	18,655,838	4,794,766

Provision for income taxes	6,690,523	1,618,522
Net income	$11,965,315	$3,176,244

Net income per share:
Basic & diluted	$0.23	$0.07

Weighted average number of shares outstanding:
Basic & diluted	52,608,938	44,360,077

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30,

	2007	2006

Sales, net	$64,498,473	$28,618,196

Cost of sales	53,060,275	24,347,343
Gross profit	11,438,198	4,270.853

General and administrative expenses	3,014,233	903,938
Income from operations	8,423,965	3,366,915

Other (Income) Expense
Interest income	(17,655)	(4,249)
Other (income) expense	(1,171)	281
Interest expense		54
Total Other (Income) Expense	(18,826)	(3,914)
Income before income taxes	8,442,791	3,370,828

Provision for income taxes	2,941,264	1,108,133
Net income	$5,501,527	$2,262,695

Net income per share:
Basic & diluted	$0.10	$0.05

Weighted average number of shares outstanding:
Basic & diluted	52,608,938	44,360,077

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$11,965,315	$3,176,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,767	8,457
Loss on asset disposition	-	201
Provision for bad debts	2,419	4,639
Stock based compensation	851,400	-
Amortization of deferred consulting expense	-	200,000
(Increase) / decrease in assets:
Accounts receivables	726,962	(1,355,651)
Inventory	(2,094,249)	(332,801)
Prepaid expense	28,585	132,719
Advance to supplier	(30,695)	(1,715,408)
Deposits	(37,649)	(931)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	1,092,296	280,015
Income tax payable	381,880	888,196
Total Adjustments	942,716	(1,890,564)

Net cash provided by operating activities	12,908,031	1,285,680

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(62,253)	(3,860)
Proceeds from asset sales	-	372
Net cash used by Investing activities	(62,253)	(3,488)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of notes - other	(4,500,000)	(5,140)
Net cash provided by financing activities	(4,500,000)	(5,140)
Effect of exchange rate changes on cash and cash equivalents	386,280	47,957

Net change in cash and cash equivalents	8,732,058	1,325,009
Cash and cash equivalents, beginning balance	6,498,450	1,949,222
Cash and cash equivalents, ending balance	$15,230,508	$3,274,231

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$6,308,643	$228,819
Interest payments	$-	$86

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND THE YEAR ENDED DECEMBER 31, 2006

			Shares	Additional	Other	Deferred			Retained Earnings	Total
	Common Stock		to be	Paid-In	Comprehensive	Consulting	Subscription	Statutory	(Accumulated	Stockholders'
	Shares	Amount	issued	Capital	Income	Expense	Receivable	Reserve	Deficit)	Equity/Deficit
Balance December 31, 2005	39,870,077	$39,870	$502,000	$2,113,310	$74,950	$(387,945)	$(50,000)	$402,030	$984,436	$3,678.651
Stock Issued	8,980,000	8,980	(502,000)	493,020
Foreign currency translation adjustments					167,621					167,621
Income for the year ended December 31, 2006									11,277,126	11,277,126
Transfer to statutory reserve								2,438,717	(2,438,717)
Purchase Acquisition	3,638,861	3,639		14,746,,361	185,045			480,008		15,415,053
Transferred To prepaid						387,945				387,945
Balance December 31, 2006	52,488,938	$52,489	-	$17,352,691	$427,616	-	$(50,000)	$3,320,755	$9,822,844	$30,926,395
Foreign currency translation adjustments					386,280					386,280
Stock based compensation	180,000	180		851,220						851,400
Income for six months ended June 30, 2007									11,965,315	11,965,315
Balance June 30, 2007	52,668,938	$52,669	-	$18,203,911	$813,896	-	(50,000)	$3,320,755	$21,788,159	$44,129,390

The accompanying notes are an integral part of these consolidated financial statements

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

Translation Adjustment

As of June 30, 2007 and December 31, 2006, the accounts of Zhejiang, Wang Da, Yiwu, Sanhe, and Joy & Harmony were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (SFAS) No. 52, Foreign Currency Translation, with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a component of shareholders equity. Transaction gains and losses are reflected in the income statement.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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
JUNE 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $77,204 and $90,780 as at June 30, 2007 and December 31, 2006 respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of June 30, 2007 and December 31, 2006 inventory consisted of finished goods valued at $ 4,873,755 and $ 2,779,506 respectively.

Property, Plant and Equipment

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

Furniture and Fixtures and Office Equipment	5 years
Automobile	10 years

As of June 30, 2007 and December 31, 2006 Property, Plant and Equipment consist of the following:

	2007	2006
Automobile	$138,330	$103,749
Office equipment	103,541	75,869
	241,,871	179,618
Accumulated depreciation	(135,582)	(113,815)
	$106,289	$65,803

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2007 there were no significant impairments of its long-lived assets.

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

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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
JUNE 30, 2007

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

Segment Reporting

Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure about Segments of an Enterprise and Related Information requires use of the management approach¨ model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment”, an Amendment to FASB Statement No. 123 ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R became effective beginning in the Company's first quarter of fiscal 2006.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement became effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 is applied prospectively and became effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2005, the FASB Staff issued FASB Staff Position 150-5 ("FSP 150-5"), Issuers Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable. FSP 150-5 addresses whether freestanding warrants and other similar instruments on shares that are redeemable, either puttable or mandatorily redeemable, would be subject to the requirements of FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, regardless of the timing or the redemption feature or the redemption price. FSP 150-5 became effective after June 30, 2005.

On February 16, 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No 133, Accounting for Derivative Instruments and Hedging Activities¨, and SFAF No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement became effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard became effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In September, 2006, FASB issued SFAS 157 "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statements applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement became effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

In February, 2007, FASB issued SFAS 159 ‘The Fair Value Option for Financial Assets and Financial Liabilities’ - Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The management is currently evaluating the effect of this pronouncement on financial statements.

Note 3 - ADVANCE TO SUPPLIER

Advance to suppliers represents payments to suppliers for payments of finished goods. As of June 30, 2007 and December 31, 2006 the company had paid $2,246,536 and $2,215,841, respectively as advances to suppliers.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

Note 4- NOTES PAYABLE

Notes Payable - Former Shareholders Shanghai Joy & Harmony Electronics Company Limited as consideration for acquisition shares. Due six months after closing as evidenced by a promissory note.

June 30, 2007	$ None	December 31, 2006	$4,500,000

Note 5 - COMMON STOCK

On December 20, 2005, the Company completed a private placement of 1,000,000 shares of its common stock at a per share price of $0.10 to an unaffiliated individual, resulting in gross proceeds to the Company of $100,000. The proceeds were to be used for the Company’s proposed plan to identify and complete a merger or acquisition with private entities.

On December 20, 2005, the Company issued warrants to purchase an aggregate of 4,000,000 shares of its common stock to two individuals at $0.10 per share, which was the fair value of the shares at the date of issuance. The warrants were issued as consideration for financial consulting services to be provided from December 20, 2005 to December 19, 2006. The warrants were each exercised in full on December 30, 2005. The shares were issued subsequently in 2006.

On December 21, 2005, the Company agreed to purchase all of the issued and outstanding shares of Capital from its shareholders for approximately $500,000 in cash and 35,000,000 shares of the Company’s common stock, or approximately 93% of the total issued and outstanding shares.

On December 21, 2005, the Company adopted a plan named the "China 3C Group 2005 Equity Incentive Plan¨ (the "Plan¨) for providing incentives to attract, retain and motivate eligible persons whose presence and potential contributions are important to the success of the Company. 5,000,000 shares of common stock were allocated to the Plan.

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

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

On December 21, 2005, the Company issued 2,256,795 shares of the Company’s common stock to a company for guarantee fees related to the acquisition of Capital. The guarantee was valued at $225,680, which was the fair value of the shares issued at the date of the transaction and was expensed as consulting fees in the statement of operations.

Pursuant to a share exchange agreement, dated August 3, 2006, the company issued 915,751 shares of restricted common stock, to the former shareholders of Hangzhou Sanhe Electronic Technology Ltd. The shares were valued at $3,750,000, which was the fair value of the shares at the date of the exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

Pursuant to a share exchange agreement, dated November 28, 2006, the company issued 2,723,110 shares of newly issued shares of Common Stock to the former shareholders of Shanghai Joy & Harmony Electronics Company Limited. The shares were valued at $11,000,000, which was the fair value of the shares at the date of the exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

Note 6 - WARRANTS, OPTIONS, AND COMPENSATION

On December 20, 2005, the Company issued warrants to purchase up to an aggregate of 4,000,000 shares to two individuals with an exercise price of $0.10. The warrants were issued for consulting services to be provided from December 20, 2005 to December 19, 2006. The warrants were exercisable immediately and exercised in full on December 30, 2005.

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

On December 8, 2006 the company granted, to a newly appointed Board member, an option grant (incentive Stock Options) to purchase 50,000 shares of common stock at the closing price as of December 7, 2006. Options expire 10 years from issuance.

On May 7, 2007 the Board of Directors appointed Joseph Levinson to serve as a member of the Board of Directors of the Company. In addition to his service on the Board of Directors, Mr. Levinson will be in charge of investor relations matters for the Company and will therefore receive higher equity compensation than other directors.

As compensation for the services set forth herein, Mr. Levinson will receive:

•	grant during his term of 1,000 shares of the Company’s Common Stock per month,

•
an annual grant of options to purchase 300,000 shares of common stock of the Company. The options vest immediately upon grant. The exercise price of the initial grant of options are based on the closing price of the common stock of the Company on May 7, 2007, which was $6.15.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

Note 8 - COMPENSATED ABSENCES

Regulation 45 of local PRC labor law entitles employees to annual vacation leave after one year of service. In general all vacation days must be utilized before the end of the year or, with proper notification, any unutilized days are cancelled.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

The following is a reconciliation of income tax expense:

6/30/2007	U.S.		State	International	Total
Current		$	$	$6,690,523	$6,690,523
Deferred
Total	$-		$-	$6,690,523	$6,690,523

12/31/2006	U.S.		State	International	Total
Current		$	$	$1,618,522	$1,618,522
Deferred
Total	$-		$-	$1,618,522	S1,618,522

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	6/30/2007	12/31/2006
US statutory tax rate	34%	34%
Foreign income not recognized in US	(34)%	(34)%
PRC income tax	33%	33%

Effective rate	33%	33%

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Note 10 - COMMITTMENTS

The Company leases various office facilities under operating leases that terminate thru 2009. The Company also has management agreements that terminate in 2007. The future minimum obligations under these agreements are as follows:

2008	$20,321
2009	$7,751
2010	$394

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

Statutory reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2007 and December 31, 2006, the Company had allocated $3,320,755 to these non-distributable reserve funds.

Note 12 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders equity, at June 30, 2007 and December 31, 2006 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2005	$74,950	$74,950
Change for 2006	352,666	352,666
Balance at December 31, 2006	427,616	427,616
Change for 2007	386,280	386,280
Balance at June 30, 2007	$813,896	$813,896

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

NOTE 14 - MAJOR CUSTOMERS AND CREDIT RISK

During the six months ended June 30, 2007, no customer accounted for more than 10% of the company’s sales or accounts receivable. At June 30, 2007 four vendors comprised 59% of the company’s accounts payable. No vendors accounted for more than 10% of the company’s purchases during 2006.

NOTE 15 - SUBSEQUENT EVENTS

On July 13, 2007, China 3C Group (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Investors”) for the sale of an aggregate of 2,095,714 shares of the Company’s common stock, $.001 par value per share (the “Shares”) and at a purchase price of $5.60 per Share for an aggregate purchase price equal to approximately $11.74 million in a transaction exempt from registration under the Securities Act of 1933, as amended. On August 16, 2007, one of the Investors notified the Company that it was terminating its commitment, pursuant to the Purchase Agreement, to participate in the transaction. This investor previously agreed to invest $5,000,000 in the Company to subscribe for 892,857 Shares. In connection with the Transaction, the Company has agreed to provide the Investors rights to register the Shares pursuant to the terms of a registration rights agreement (the “Registration Rights Agreement”) to be entered into upon the closing of the Transaction. As of the date of the filing of this 10-Q, the transaction had not closed.

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

Net sales

Net sales for the six months ended on June 30, 2007 increased exponentially by 254%, to $149,021,667 compared with $42,068,945 for the six months ended June 30, 2006. Net sales for the three months ended June 30, 2007 was $64,498,473 compared to $28,618,196 for the three months ended June 30, 2006, an increase of 125%. The large increase amount was due to a combination of both organic growth and contribution from subsidiaries acquired in the second half of 2006. Higher sales volume and an new product lines were also factors.

Cost of Sales

Cost of sales for the six months ended on June 30, 2007 totaled $123,651,187 compared to $35,867,624 for the six months ended on June 30, 2006, an increase of 245%. Cost of sales for the three months ended on June 30, 2007 totaled $53,060,275 compared to $23,347,343 for the three months ended on June 30, 2006, an increase of 127%. The increased cost of sales was a direct result of the large increase in net sales.

Gross Profit Margin

Gross profit margin for the six months ending June 30, 2007 was 17.0% compared to 14.7% for the six months ending June 30, 2006. Gross margin was 17.7% for the three months ended June 30, 2007 as compared to 19.9% for the three months ended June 30, 2006. The gross profit margin increased as we benefited from increasing economies of scale as we grew in size and scale. Increased sales of higher margin products such as MP3s and DVD players were also critical factors.

General and Administrative Expenses

General and administrative expenses for the six months ending June 30, 2007 totaled $6,740,935 or approximately 4.5% of net sales, compared to $1,408,990 or approximately 3.3% of net sales for the six months ended June 30, 2006, an increase of 378%. General and administrative expenses for the three months ending June 30, 2007 totaled $3,014,233 or approximately 4.7% of net sales, compared to $505,052 or approximately 3.8% of net sales for the three months ended June 30, 2006, an increase of 497%. The increase was primarily due to the costs of managing a larger operation as we integrated its newly acquired subsidiaries.

Income from Operations

Income from operations for the six months ended June 30, 2007 was $18,630,085 or 12.5% of net sales as compared to income from operations of $4,792,331 or 11.4% of net sales for the six months ending June 30, 2006, an increase of 289%. Income from operations was 8,423,965 for the three months ended June 30, 2007 an increase of 150% from June 30, 2006. Increasing economies of scale were a critical factor for the larger margins, as were a higher margin product mix.

Net Income

Net income was $11,965,315 or 8.02% of net sales for the six months ended on June 30, 2007 compared to $3,176,244 or 7.55% of net sales for the six months ended on June 30, 2006, an increase of 277%. Increasing economies of scale, a higher margin product mix and significant larger store were all key factors for the large increase in net income.

LIQUIDITY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $15,230,508 at June 30, 2007, as compared to $3,274,231 at June 30, 2006, and compared to $3,274,231 of December 31, 2006.

Under the Shanghai Share Exchange Agreement, dated November 28, 2006, in exchange of surrendering all their ownership in Shanghai, the Shanghai Shareholders received both stock consideration and cash consideration. The cash consideration consisted of $7,500,000 in cash is payable as follows: $3,000,000 within 10 business days after the closing of the transaction, and $4,500,000 payable six months after the closing of the transaction as evidenced by promissory notes issued by us to the Shanghai Shareholders. The $4,500,000 loan was repaid in the second quarter of 2007.

We believe that the funds available to us are adequate to meet our operating needs for the remainder of 2007.

Capital expenditures

Total capital expenditures for the first six months of 2007 were $62,253 for purchase of fixed assets as compared to $3,860 for the first six months of 2006.

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

Recent Developments

On July 13, 2007, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Investors”) for the sale of an aggregate of 2,095,714 shares of our common stock (the “Shares”) and at a purchase price of $5.60 per Share for an aggregate purchase price equal to approximately $11.74 million in a transaction exempt from registration under the Securities Act of 1933, as amended. In connection with the Transaction, we agreed to provide the Investors rights to register the Shares pursuant to the terms of a registration rights agreement (the “Registration Rights Agreement”) to be entered into upon the closing of the Transaction. As of the date of the filing of this 10-Q, the transaction had not closed.

On August 16, 2007, one of the Investors notified us that it was terminating its commitment, pursuant to the Purchase Agreement, to participate in the transaction. This investor previously agreed to invest $5,000,000 to subscribe for 892,857 Shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various market risks arising from adverse changes in market rates and prices, such as foreign exchange fluctuations and interest rates, which could impact our results of operations and financial position. We do not currently engage in any hedging or other market risk management tools, and we do not enter into derivatives or other financial instruments for trading or speculative purposes.

Foreign Currency Exchange Rate Risk.

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Chinese Renminbi, could adversely affect our financial results. During the quarter ended June 30, 2007, approximately all of our sales are denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in US. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency. All of our sales denominated in foreign currencies are denominated in the the Chinese Renminbi. Our principal exchange rate risk therefore exists between the U.S. dollar and this currency. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our combined consolidated financial statements. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

All of our sales denominated in foreign currencies are denominated in the Chinese Renminbi. Our principal exchange rate risk therefore exists between the U.S. dollar and this currency. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our combined consolidated financial statements. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

Interest Rate Risk.

Changes in interest rates may affect the interest paid (or earned) and therefore affect our cash flows and results of operations. However, we do not believe that this interest rate change risk is significant.

Inflation.

Inflation has not had a material impact on the Company's business in recent years.

Currency Exchange Fluctuations.

All of the Company's revenues are denominated in Chinese Renminbi, while its expenses are denominated primarily in Chinese renminbi ("RMB"). The value of the RMB-to-U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of renminbi into foreign currencies, including U.S. dollars, has been based on rates set by the People's Bank of China, which are set daily based on the previous day's inter-bank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of renminbi to U.S. dollars had generally been stable and the renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese renminbi to the U.S. dollar. Under the new policy, Chinese renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. Recently there has been increased political pressure on the Chinese government to decouple the renminbi from the United States dollar. At the recent quarterly regular meeting of People's Bank of China, its Currency Policy Committee affirmed the effects of the reform on Chinese renminbi exchange rate. Since February 2006, the new currency rate system has been operated; the currency rate of renminbi has become more flexible while basically maintaining stable and the expectation for a larger appreciation range is shrinking. The Company has never engaged in currency hedging operations and has no present intention to do so.

Concentration of Credit Risk.

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions as described below:

•
The Company's business is characterized by rapid technological change, new product and service development, and evolving industry standards and regulations. Inherent in the Company's business are various risks and uncertainties, including the impact from the volatility of the stock market, limited operating history, uncertain profitability and the ability to raise additional capital.

•
All of the Company's revenue is derived from Asia and Greater China. Changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition.

•	If the Company is unable to derive any revenues from Greater China, it would have a significant, financially disruptive effect on the normal operations of the Company.

Seasonality and Quarterly Fluctuations.

Our businesses experience fluctuations in quarterly performance. Traditionally, the first quarter from January to March has a higher number of sales reflected by our electronics business due to the New Year holidays in China occuring during that period.

Item 4. Controls and Procedures

As of June 30, 2007, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of the our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Item 5.  Other Information.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of August, 2007.

CHINA 3C GROUP

By:	/s/ Zhenggang Wang
Name: Zhenggang Wang
Title: Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ Jian Liu Jian Liu	Chief Financial Officer	August 16, 2007

/s/ Xiang Ma Xiang Ma	President	August 16, 2007