Form 10-Q
period 2007-09-30
China 3C Group
filed 2007-11-14
CIK 1076784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2007.

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
Yes ☐ No ☒

As of November 10, 2007 the registrant had 52,668,938 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MORGENSTERN, SVOBODA & BAER, CPA’s, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MORGENCPA@CS.COM

Board of Directors and Stockholders of
China 3C Group and Subsidiaries

We have reviewed the accompanying consolidated balance sheets of China 3C Group . as of September 30, 2007 and the consolidated statements of operations for the nine and three months ended September 30, 2007 and 2006 and consolidated statements of cash flows and shareholders equity for the nine months then ended. These financial statements are the responsibility of the Company's management.

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

Morgenstern, Svoboda & Baer CPA’s P.C.
Certified Public Accountants

New York, New York
November 5, 2007

CHINA 3C GROUP CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2007 AND DECEMBER 31,2006

ASSETS	9/30/2007	12/31/2006

Current Assets
Cash and cash equivalents	$16,531,158	$6,498,450
Accounts receivable, net	9,312,192	8,013,071
Inventory	5,720,694	2,779,506
Advance to supplier	4,369,793	2,215,841
Refundable Deposits	8,266	6,567

Prepaid expenses	44,440	60,059
Total Current Assets	35,986,543	19,573,494

Property & equipment, net	97,603	65,803
Goodwill	20,348,278	20,348,278

Deposits	40,781
Total Assets	$56,473,205	$39,987,575

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,011,513	$1,964,663
Income tax payable	3,395,209	2,596,517
Notes payable	-	4,500,000
Total Current Liabilities	5,406,722	9,061,180

Stockholders' Equity

Common stock, $.001 par value, 100,000,000
shares authorized, 52,668,938 and 52,488,938 issued and outstanding	52,669	52,489
Additional paid in capital	18,203,911	17,352,691
Subscription receivable	(50,000	(50,000)
Statutory reserve	3,320,755	3,320,755
Other comprehensive income	1,178,020	427,616
Retained earnings	28,361,128	9,822,844
Total Stockholders' Equity	51,066,483	30,926,395
Total Liabilities and Stockholders' Equity	$56,473,205	$39,987,575

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006

Sales, net	$206,918,528	$84,642,865

Cost of sales	168,764,661	71,842,396
Gross profit	38,153,867	12,800,469

General and administrative expenses	9,597,200	3,061,268
Income from operations	28,556,667	9,739,201

Other (Income) Expense
Interest income	(57,423)	(17,608)
Other expense	12,794	29,364
Interest expense	-	162
Total Other (Income) Expense	(44,629)	11,918
Income before income taxes	28,601,296	9,727,283

Provision for income taxes	10,063,012	3,327,185
Net income	$18,538,284	$6,400,098

Net income per share:
Basic & diluted	$0.35	$0.14

Weighted average number of shares outstanding:
Basic & diluted	52,608,938	44,817,953

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006

Sales, net	$57,896,861	$42,573,920

Cost of sales	45,113,474	35,974,772
Gross profit	12,783,387	6,599,148

General and administrative expenses	2,856,805	1,652,278
Income from operations	9,926,582	4,946,870

Other (Income) Expense
Interest income	(25,977)	(9,261)
Other (income) expense	7,101	23,592
Interest expense	-	22
Total Other (Income) Expense	(18,876)	14,253
Income before income taxes	9,945,458	4,932,517

Provision for income taxes	3,372,489	1,708,663
Net income	$6,572,969	$3,223,854

Net income per share:
Basic & diluted	$0.12	$0.07

Weighted average number of shares outstanding:
Basic & diluted	52,608,938	44,817,953

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$18,538,284	$6,400,098
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	31,257	13,125
Loss on asset disposition		201
Provision for bad debts	5,491	(4,443)
Stock based compensation	851,400
Amortization of deferred consulting expense	-	300,000
(Increase) / decrease in assets:
Accounts receivables	(1,304,612)	(3,150,826)
Inventory	(2,941,188)	(906,988)
Prepaid expense	15,619	93,369
Advance to supplier	(2,153,952)	(919,913)
Deposits	(42,480)	(6,090)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	46,850	1,237,825
Income tax payable	798,692	1,073,634
Total Adjustments	(4,692,923)	(2,270,106)

Net cash provided by operating activities	13,845,361	4,129,992

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(63,057)	(25,676)
Proceeds from asset sales		372
Goodwill purchased in acquisition		(5,809,618)
Net non-cash assets acquired in acquisition		(1,660,621)
Insurance of Shares for acquisition		3,750,000
Net cash used by Investing activities	(63,057)	(3,745,543)
CASH FLOWS FROM FINANCING ACTIVITIES
Notes issued relating to acquisition		5,000,000
Payments of notes - other	(4,500,000)	(2,507,331)
Net cash provided by financing activities	(4,500,000)	2,492,669
Effect of exchange rate changes on cash and cash equivalents	750,404	90,069

Net change in cash and cash equivalents	10,032,708	2,967,187
Cash and cash equivalents, beginning balance	6,498,450	1,949,222
Cash and cash equivalents, ending balance	$16,531,158	$4,916,409
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$9,264,320	$1,839,363
Interest payments	$-	$111

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND THE YEAR ENDED DECEMBER 31, 2006

			Shares	Additional	Other	Deferred			Retained Earnings	Total
	Common Stock		to be	Paid-In	Comprehensive	Consulting	Subscription	Statutory	(Accumulated	Stockholders'
	Shares	Amount	issued	Capital	Income	Expense	Receivable	Reserve	Deficit)	Equity/Deficit
Balance December 31, 2005	39,870,077	$39,870	$502,000	$2,113,310	$74,950	$(387,945)	$(50,000)	$402,030	$984,436	$3,678.651
Stock Issued	8,980,000	8,980	(502,000)	493,020
Foreign currency translation adjustments					167,621					167,621
Income for the year ended December 31, 2006									11,277,126	11,277,126
Transfer to statutory reserve								2,438,717	(2,438,717)
Purchase Acquisition	3,638,861	3,639		14,746,,361	185,045			480,008		15,415,053
Transferred To prepaid						387,945				387,945
Balance December 31, 2006	52,488,938	$52,489	-	$17,352,691	$427,616	-	$(50,000)	$3,320,755	$9,822,844	$30,926,395
Foreign currency translation adjustments					750,404					750,404
Stock based compensation	180,000	180		851,220						851,400
Income for Nine months
Ended September 30, 2007									18,538,284	18,538,284
Balance September 30, 2007	52,668,938	$52,669	-	$18,203,911	$1,178,020	-	(50,000)	$3,320,755	$28,361,128	$51,066,483

The accompanying notes are an integral part of these consolidated financial statements

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Note 1 - ORGANIZATION

China 3C Group was incorporated on August, 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited - BVI (Capital) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang Yong Xin Digital Technology Co., Ltd. (Zhejiang), Yiwu Yong Xin Communication Ltd. (Yiwu), Hangzhou Wandga Electronics Co., Ltd. (Wang Da), Hangzhou Sanhe Electronic Technology, Limited (“Sanhe”), and Shanghai Joy & Harmony Electronics Company Limited (Joy & Harmony) were incorporated under the laws of Peoples Republic of China on July 11, 2005, July 18, 1997, March, 30, 1998, April 12, 2004, and August 20, 2003 respectively. Capital owns 100% of the capital stock of Joy & Harmony and Sanhe. Until August 14, 2007, when it made the change to its ownership structure described in the next paragraph in order to comply with certain requirements of PRC law, Capital owned 100% of the capital stock of Zhenjiang.. Zhejiang owns 90% and Yiwu owns 10% of Wang Da. Zhenjiang owns 90% and Wang Da owns 10% of Yiwu.

On December 21, 2005 Capital became a wholly owned subsidiary of China 3C Group through a reverse merger. China 3C Group acquired all of the issued and outstanding capital stock of Capital pursuant to a Merger Agreement dated at December 21, 2005 by and among China 3C Group, XY Acquisition Corporation, Capital and the shareholders of Capital (the "Merger Agreement"). Pursuant to the Merger Agreement, Capital became a wholly owned subsidiary of China 3C Group and, in exchange for the Capital shares, China 3C Group issued 35,000,000 shares of its common stock to the shareholders of Capital, representing 93% of the issued and outstanding capital stock of China 3C Group at that time and a cash consideration of $500,000. On August 15, 2007, in order to comply with the requirements of PRC law, the Company recapitalized its ownership structure. As a result, instead of Capital owning 100% of Zhejiang as previously was the case, Capital entered into contractual agreements with Zhejiang whereby Capital owns a 100% interest in the revenues of Zhejiang. Capital does not have an equity interest in Zhejiang, but is deemed to have all the economic benefits and liabilities by contract. Under this structure, Zhejiang is now a wholly foreign owned enterprise (WOFE) of Capital. The contractual agreements give Capital and its’ equity owners an obligation to absorb, any losses, and rights to receive revenue. Capital will be unable to make significant decisions about the activities of Zhejiang and can not carry out its principal activities without financial support. These characteristics as defined in Financial Accounting Standards Board (FASB) interpretation 46, Consolidation of Variable Interest Entities (VIEs), qualifies the business operations of (Zhejiang) to be consolidated with (Capital) and ultimately with China 3C Group.

The Company is now engaged in the business of mobile phone, facsimile machines, DVD players, stereo, speakers, MP3 and MP4 players, iPod, electronic dictionaries, CD players, radios, Walkman, and audio systems distribution.

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

Translation Adjustment

As of September 30, 2007 and December 31, 2006, the accounts of Zhejiang, Wang Da, Yiwu, Sanhe, and Joy & Harmony were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (SFAS) No. 52, Foreign Currency Translation, with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a component of shareholders equity. Transaction gains and losses are reflected in the income statement.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

Principles of Consolidation

The consolidated financial statements include the accounts of China 3C Group and its wholly owned subsidiaries Capital, Zhejiang, Wang Da, Yiwu, Joy and Harmony, and Sanhe, collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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
SEPTEMBER 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $ 99,528 and $90,780 as at September 30, 2007 and December 31, 2006 respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of September 30, 2007 and December 31, 2006 inventory consisted of finished goods valued at $ 5,720,694 and $ 2,779,506 respectively.

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

Furniture and Fixtures and Office Equipment	5 years
Automobile	10 years

As of September 30, 2007 and December 31, 2006 Property, Plant and Equipment consist of the following:

	2007	2006
Automobile	$138,330	$103,749
Office equipment	104,345	75,869
	242,675	179,618
Accumulated depreciation	(145,072)	$(113,815)
	$97,603	$65,803

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2007 there were no significant impairments of its long-lived assets.

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

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees¨ (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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
SEPTEMBER 30, 2007

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
SEPTEMBER 30, 2007

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
SEPTEMBER 30, 2007

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

Note 3 - ADVANCE TO SUPPLIER

Advance to suppliers represents payments to suppliers for payments of finished goods. As of September 30, 2007 and December 31, 2006 the company had paid $4,369,793 and $2,215,841, respectively as advances to suppliers.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

Note 4- NOTES PAYABLE

Notes Payable - Former Shareholders Shanghai Joy & Harmony Electronics Company Limited as consideration for acquisition shares. Due six months after closing as evidenced by a promissory note.

September 30, 2007	-0-	December 31, 2006	$4,500,000

Note 5 - COMMON STOCK

On December 20, 2005, the Company completed a private placement of 1,000,000 shares of its common stock at a per share price of $0.10 to an unaffiliated individual, resulting in gross proceeds to the Company of $100,000. The proceeds were to be used for the Company’s proposed plan to identify and complete a merger or acquisition with private entities.

On December 20, 2005, the Company issued warrants to purchase an aggregate of 4,000,000 shares of its common stock to two individuals at $0.10 per share, which was the fair value of the shares at the date of issuance. The warrants were issued as consideration for financial consulting services to be provided from December 20, 2005 to December 19, 2006. The warrants were exercised in full on December 30, 2005. The shares were issued subsequently in 2006.

On December 21, 2005, the Company agreed to purchase all of the issued and outstanding shares of Capital from its shareholders for approximately $500,000 in cash and 35,000,000 shares of the Company’s common stock, or approximately 93% of the total issued and outstanding shares.

On December 21, 2005, the Company adopted a plan named the China 3C Group 2005 Equity Incentive Plan¨ (Plan¨) for providing incentives to attract, retain and motivate eligible persons whose presence and potential contributions are important to the success of the Company. 5,000,000 shares of common stock were allocated to the Plan.

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
SEPTEMBER 30, 2007

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

Note 6 - STOCK WARRANTS, OPTIONS, AND COMPENSATION

On December 20, 2005, the Company issued warrants to purchase up to an aggregate of 4,000,000 shares to two individuals with an exercise price of $0.10. The warrants were issued for consulting services to be provided from December 20, 2005 to December 19, 2006. The warrants was exercisable immediately and were exercised in full on December 30, 2005.

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

On May 7, 2007 the Board of Directors appointed Joseph Levinson to serve as a member of the Board of Directors of the Company. In addition to this service on the Board of Directors, Mr. Levinson will be in charge of investor relations matters for the Company and will therefore receive higher equity compensation than other directors..
As compensation for the services set forth herein, Mr. Levinson will receive:

•	a monthly grant during his term of 1,000 shares of the Company’s Common Stock,
•
an annual grant of stock options to purchase 300,000 shares of common stock of the
Company. The options vest immediately upon grant. The exercise price of the options are based on the closing price of the common stock of the Company on May 7, 2007 which was $6.15.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

As a result of the exchange agreement, the reorganization was treated as an acquisition by the accounting acquirer that is being accounted for as a recapitalization and as a reverse merger by the legal acquirer for accounting purposes. Pursuant to the recapitalization, all capital stock shares and amounts and per share data were retroactively restated.

Note 8 - COMPENSATED ABSENCES

Regulation 45 of local PRC labor law entitles employees to annual vacation leave after one year of service. In general all vacation days must be utilized before the end of the year , with proper notification and any unutilized days are cancelled.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

The following is a reconciliation of income tax expense:

9/30/2007	U.S.	State	International	Total
Current	$-	$-	$10,063,012	$10,063,012
Deferred	-	-
Total	$-	$-	$10,063,012	$10,063,012

9/30/2006	U.S.	State	International	Total
Current	$-	$-	$3,327,185	$3,327,185
Deferred	-	-
Total	$-	$-	$3,327,185	S3,327,185

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	9/30/2007	9/30/2006

US statutory tax rate	34%	34%
Foreign income not recognized in US	34%	34%
PRC income tax	33%	33%

Effective rate	33%	33%

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Note 10 - COMMITTMENTS

The Company leases various office facilities under operating leases that terminate thru 2011. The Company also has management agreements that terminate in 2007. The future minimum obligations under these agreements are as follows:

2008	$107,147
2009	$45,079
2010	$38,032
2011	$19,971

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

Statutory reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2007 and December 31, 2006, the Company had allocated $3,320,755 to these non-distributable reserve funds.

Note 12 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders equity, at September 30, 2007 and December 31, 2006 are as follows:
	Foreign Currency Translation Adjustment	Accumulated Other omprehensive Income
Balance at December 31, 2005	$74,950	$74,950
Change for 2006	352,666	352,666
Balance at December 31, 2006	427,616	427,616
Change for 2007	750,404	750,404
Balance at September 30, 2007	$1,178,020	$1,178,020

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

Note 14 - MAJOR CUSTOMERS AND CREDIT RISK

During the nine months ended September 30, 2007, no customer accounted for more than 10% of the company’s sales or accounts receivable. At September 30, 2007 no vendors comprised more than 10% of the company’s accounts payable. No vendors accounted for more than 10% of the company’s purchases during 2007.

Note 15 - SUBSEQUENT EVENTS

On July 13, 2007, China 3C Group (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Investors”) for the sale of an aggregate of 2,095,714 shares of the Company’s common stock, $.001 par value per share (the “Shares”) and at a purchase price of $5.60 per Share for an aggregate purchase price equal to approximately $11.74 million in a transaction exempt from registration under the Securities Act of 1933, as amended. As of September __, 2007, the Company received notices from all investors that they exercised their rights to terminate their obligation under the Purchase Agreement and not participate in the transaction.

On October 8, 2007 the Company announced the resignation of its former CFO, and the appointment of r. Mr. Weidong Huang as its new CFO effective as of such date.

Forward Looking Statements

We have included, and from time to time may make in our public filings, press releases or other public statements, certain statements, including, without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 In some cases, these statements are identifiable through the use of words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “project”, “target”, “can”, “could”, “may”, “should”, “will”, “would”, and similar expressions. You are cautioned not to place undue reliance on these forward looking statements. In addition, our management may make forward looking statements to analysts, investors, representatives of the media and others. These forward looking statements are not historical facts and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. The following discussion contains forward looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in “Risk Factors” and elsewhere in this Form 10-Q.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

China 3C Group was incorporated on August, 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited (“CFDL”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang Yong Xin Digital Technology Co., Ltd. (“Zhejiang”), Yiwu Yong Xin Communication Ltd. (“Yisu”), Hangzhou Wandga Electronics Co., Ltd. (“Wang Da”), Hangzhou Sanhe Electronic Technology, Limited (“Sanhe”), and Shanghai Joy & Harmony Electronic Development Co., Ltd. (“SJHE”) were incorporated under the laws of Peoples Republic of China on July 11, 2005, July 18, 1997, March 30, 1998, April 12, 2004, and August 25 2003 respectively. China 3C Group owns 100% of CFDL and CFDL own 100% of the capital stock of SJHE and HSET . Until August 14, 2007, when it made the change to its ownership structure described in the next paragraph in order to comply with certain requirements of PRC law, CFDL owned 100% of the capital stock of Zhenjiang.. Zhejiang owns 90% and Yiwu owns 10% of HWDA. Zhejiang owns 90% and Wang Da owns 10% of Yiwu. Collectively the six corporations are referred to herein as the Company.

On December 21, 2005 CFDL became a wholly owned subsidiary of China 3C Group through a merger with a wholly owned subsidiary of the Company. China 3C Group acquired all of the issued and outstanding capital stock of CFDL pursuant to a Merger Agreement dated at December 21, 2005 by and among China 3C Group, XY Acquisition Corporation, CFDL and the shareholders of CFDL (the “Merger Agreement”). Pursuant to the Merger Agreement, CFDL became a wholly owned subsidiary of China 3C Group and, in exchange for the CFDL shares, China 3C Group issued 35,000,000 shares of its common stock to the shareholders of CFDL, representing 93% of the issued and outstanding capital stock of China 3C Group at that time and a cash consideration of $500,000. On August 15, 2007, in order to comply with the requirements of PRC law, the Company recapitalized its ownership structure. As a result, instead of CFDL owning 100% of Zhejiang as previously was the case, CFDL entered into contractual agreements with Zhejiang whereby CFDL owns a 100% interest in the revenues of Zhejiang. CFDL does not have an equity interest in Zhejiang, but is deemed to have all the economic benefits and liabilities by contract. Under this structure, Zhejiang is now a wholly foreign owned enterprise (WOFE) of CFDL. The contractual agreements give CFDL and its’ equity owners an obligation to absorb, any losses, and rights to receive revenue. CFDL will be unable to make significant decisions about the activities of Zhejiang and can not carry out its principal activities without financial support. These characteristics as defined in Financial Accounting Standards Board (FASB) interpretation 46, Consolidation of Variable Interest Entities (VIEs), qualifies the business operations of (Zhejiang) to be consolidated with (CFDL) and ultimately with China 3C Group.

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

The following are detailed balance sheets by individual subsidiary for the nine months, dated September 30, 2007 and 2006, respectively.

Net sales

Net sales for the nine months ended on September 30, 2007 increased exponentially by 144%, to $206,918,528 compared with $84,642,865 for the nine months ended September 30, 2006. Net sales for the three months ended September 30, 2007 was $57,896,861 compared to $42,573,920 for the three months ended September 30, 2006, an increase of 36%. The large increase amount was due to a combination of both organic growth and contribution from subsidiaries acquired in the second half of 2006. Higher sales volume and the addition of new product lines were also factors.

Cost of Sales

Cost of sales for the nine months ended on September 30, 2007 totaled $168,764,661 compared to $71,842,396 for the nine months ended on September 30, 2006, an increase of 135%. Cost of sales for the three months ended on September 30, 2007 totaled $45,113,474 compared to $35,974,772 for the three months ended on September 30, 2006, an increase of 25%. The increased cost of sales was a direct result of the large increase in purchases required to meet our sales levels.

Gross Profit Margin

Gross profit margin for the nine months ending September 30, 2007 was 18.4% compared to 15.1% for the nine months ending September 30, 2006. Gross margin was 22.1% for the three months ended September 30, 2007 as compared to 15.5% for the three months ended September 30, 2006. The gross profit margin increased as we benefited from increasing economies of scale as the Company grew in size and scale. Higher sales of higher margin products such as MP3 and DVD players were also critical factors.

General and Administrative Expenses

General and administrative expenses for the nine months ending September 30, 2007 totaled $9,926,582 or approximately 5% of net sales, compared to $3,061,268 or approximately 4% of net sales for the nine months ended September 30, 2006, an increase of 214%. General and administrative expenses for the three months ending September 30, 2007 totaled $2,856,805 or approximately 5% of net sales, compared to $1,652,278 or approximately 4% of net sales for the three months ended September 30, 2006, an increase of 73%. The increase was primarily due to the costs of managing a larger operation as the company integrated its newly acquired subsidiaries.

Income from Operations

Income from operations for the nine months ended September 30, 2007 was $28,556,667 or 14% of net sales as compared to income from operations of $9,739,201 or 12% of net sales for the nine months ending September 30, 2006, an increase of 193%. Income from operations was 9.926,582 for the three months ended September 30, 2007, an increase of 101% from September 30, 2006. Increasing economies of scale were a critical factor for the larger margins, as were a higher margin product mix.

Net Income

Net income was $18.538,284 or 9% of net sales for the nine months ended on September 30, 2007 compared to $6,400,098 or 7.56% of net sales for the nine months ended on September 30, 2006, an increase of 190%. Increasing economies of scale, a higher margin product mix and significant larger store were all key factors for the large increase in net income.

LIQUIDITY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $16,531,158 at September 30, 2007, as compared to $6,498,450 at September 30, 2006, and compared to $3,274,231 at December 31, 2006.

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

Capital expenditures

Total capital expenditures for the first nine months of 2007 were $63,057 for purchase of fixed assets as compared to $25,676 for the first nine months of 2006.

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

Seasonality and Quarterly Fluctuations.

Our businesses experience fluctuations in quarterly performance. Traditionally, the first quarter from January to March has a higher number of sales reflected by our electronics business due to the New Year holidays in China occurring during that period.

Item 4. Controls and Procedures

As of September 30, 2007, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of the our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Item 5.  Other Information.

. On August 15, 2007, in order to comply with the requirements of PRC law, the Company recapitalized its ownership structure. As a result, instead of CFDL owning 100% of Zhejiang as previously was the case, CFDL entered into contractual agreements with Zhejiang whereby CFDL owns a 100% interest in the revenues of Zhejiang. CFDL does not have an equity interest in Zhejiang, but is deemed to have all the economic benefits and liabilities by contract. Under this structure, Zhejiang is now a wholly foreign owned enterprise (WOFE) of CFDL. The contractual agreements give CFDL and its’ equity owners an obligation to absorb, any losses, and rights to receive revenue. CFDL will be unable to make significant decisions about the activities of Zhejiang and can not carry out its principal activities without financial support. These characteristics as defined in Financial Accounting Standards Board (FASB) interpretation 46, Consolidation of Variable Interest Entities (VIEs), qualifies the business operations of (Zhejiang) to be consolidated with (CFDL) and ultimately with China 3C Group..

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November, 2007.

CHINA 3C GROUP

By:	/s/ Zhenggang Wang
Name: Zhenggang Wang
Title: Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ Weidong Huang Jian Liu	Chief Financial Officer	November 14, 2007
/s/ Xiang Ma Xiang Ma	President	November 14, 2007