Form 10-K
period 2007-12-31
China 3C Group
filed 2008-03-27
CIK 1076784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to __________________

Commission file number 000-28767

CHINA 3C GROUP
(Exact name of registrant as specified in its charter)

NEVADA	88-0403070
(State or Other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

368 HuShu Nan Road
HangZhou City, Zhejiang Province, China 310014
(Address of Principal Executive Offices) (Zip Code)

086-0571-88381700
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
Title of class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the 52,671,438 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $325 million as of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $6.19 per share, as reported on the OTC Bulletin Board Market.

As of March 14, 2008, there were 52,671,438 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None

CHINA 3C GROUP

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

PART I

ITEM 1. BUSINESS

Overview

China 3C Group (formerly Sun Oil & Gas Corp.) (referred to herein as the “Company”, “we” or “us”) was incorporated on August 20, 1998 under the laws of the State of Nevada as Editworks, Ltd. In 2001, the Company changed its name to Trilucent Technologies Corp. The Company changed its name to Anza Innovations, Inc. in 2003. In 2004, the Company changed its name to Gaofeng Gold Corp. and then later in 2004 to Sun Oil & Gas Corporation. In December 2005, we changed our name to China 3C Group. We are engaged in the business of the sale and distribution of mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPods, electronic dictionaries, CD players, radio Walkmans and audio systems.

Due to our change to a new “stores in stores” business operation model, our number of sales increased substantially during 2007. We continued to establish more “stores in stores” in Eastern China. More than 800 “stores in stores” were established or acquired by the end of 2006. This new business operation model results in expanded marketing channels, thus positively stimulating the growth of sales.

During 2006 we acquired two companies whose main products are digital products and small home electronics. These acquisitions further brought in considerable sales and profit to the Company.

Organizational Structure

On December 21, 2005, we entered into a merger agreement with Capital Future Development Limited, or “CFD,” and its shareholders pursuant to which we acquired all of the issued and outstanding capital stock of CFD, thus making it a wholly owned subsidiary of the Company. CFD shareholders received and aggregate of 35,000,000 newly issued shares of our common stock and cash consideration of $500,000, divided proportionally among the CFD shareholders in accordance with their respective ownership interests in CFD immediately before the completion of the transaction. The cash portion of the consideration was paid on the first anniversary of the closing of this transaction pursuant to nine interest-free promissory notes.

CFD was incorporated on July 22, 2004 under the laws of the British Virgin Island and is a holding company that owns all of the issued and outstanding stock of Hangzhou Sanhe Electronic Technology Limited, or “HSE,” and Shanghai Joy & Harmony Electronics Company Limited, or “SJ&H.”

CFD acquired all of the issued and outstanding capital shares of HSE pursuant to a share exchange agreement with HSE and its shareholders in exchange for an aggregate of 915,751 shares of the Company’s common stock and $5,000,000, divided proportionally among the HSE shareholders in accordance with their respective ownership interests in immediately before the completion of the transaction.

CFD acquired all of the issued and outstanding capital shares of SJ&H pursuant to a share exchange agreement with SJ&H and its shareholders in exchange for an aggregate of 2,723,110 shares of the Company’s common stock and $7,500,000, divided proportionally among the SJ&H shareholders in accordance with their respective ownership interests in immediately before the completion of the transaction.

On August 15, 2007, in order to comply with the requirements of PRC law, we recapitalized our ownership structure. As a result, instead of CFDL owning 100% of ZYXD, as previously was the case, CFDL entered into contractual arrangements with ZYXD whereby CFDL owns a 100% interest in the revenues of ZYXD. CFDL does not have an equity interest in ZYXD but is deemed to have all the economic benefits and liabilities by contract. Under this structure, ZYXD is now a wholly foreign owned enterprise (WOFE) of CFDL. The contractual agreements give CFDL and its equity owners an obligation to absorb any losses and rights to receive revenue. CFDL will be unable to make significant decisions about the activities of ZYXD and cannot carry out its principal activities without financial support. These characteristics as defined in Financial Accounting Standards Board (FASB) Interpretation 46, Consolidation of Variable Interests Entities, qualifies the business operations of ZYXD to be consolidated with CFDL.

ZYX is a company organized under the laws of China, and it owns 90% of the issued and outstanding capital stock of each of Hangzhou Wang Da Electronics Company, Limited, or “HWD,” and Yiwu Yong Xin Telecommunication Company, Limited, or “YYX,” both of which are organized under the laws of China. HWD and YYX each own the remaining 10% of other’s issued and outstanding capital stock, and each are operating companies.

Our Business
Zhejiang Yong Xin Digital Technology Company Limited (“ZYX”)

In 2001, ZYX started its fax machine distribution business and is currently an authorized agent for many well known brand fax machines. ZYXD entered into the cell phone market in 2003, and is currently authorized agent for Chinese brands like Sang Da, Da Xian, and Jin Zhen cell phones. The internal structure of ZYXD includes CEO office, financial department, audit department, human resource department and marketing department.

ZYX is a large-scale distribution channel manager integrating the selling, circulation and modern logistics of 3C products (communication products, information technology (“IT”) products and digital products) in China. Distribution channel management is the integration of key business processes from end user through to original suppliers that provide products, services and information that add value for customers and other stakeholders. In the fax machine industry, ZYX distributes products to both first and second tier retailers in China. First tier retailers are defined as large retailing business centers and second tier retailers are defined as small individual retail stores. ZYX allocates its distribution channels according to the size and population of the cities in which the retailers are located. Accordingly, ZYX distributes products mainly to second tier retailers in bigger Chinese cities that have larger populations and to first tier retailers in smaller Chinese cities that have relatively smaller populations, which results in cutting the cost of shipping and enables the products to reach all areas.

As a retailer with hundreds of locations, the company is not reliant on any one customer or on a few customers. The loss of any one customer would not likely have an adverse effect on the company’s sales.

As a retailer of electronics products with thousands of customers who pay at point of sale, the Company does not have any material backlog of orders.

ZYX does not have a research and development department and does not initiate any advertising or promotion activities on the products because it is not the manufacturer. However, ZYX coordinates with the promotional activities initiated or planned by the product manufacturers. ZYX focuses on circulation and distribution activity and thereby eliminate unnecessary expenses. In addition, ZYX manages credit risk by having its own credit system with the retailer customers, and provides different policies or benefits on the payment and credit period according to different credit level of the customers. ZYX strictly follows all China state regulations regarding after sales services, including policies allowing products to be returned and exchanged within seven days, providing a one-year repair guarantee, and having specialists focus on after sales services.

The Company relies on rapid, just-in-time delivery of inventory and therefore does not rely on a significant amount of inventory in its retail locations.

ZYX’s strategy is to establish distribution channels with chain stores selling telecommunication products, digital products, and IT products, primarily focusing in East China. ZYX plans to transition from the cord telephone market and focus on fax machines, cell phones and other digital and IT products throughout China.

The main competitors of ZYX include Hangzhou Guang Tong Company, Hangzhou Yin Dun Company, Hangzhou Qing Teng Company, Hangzhou Si Tong Company, and Zhejiang Shen You Electrical Appliance Company. Nevertheless, none of these competitors reach the size of ZYX.

Hangzhou Wang Da Electronics Company, Limited (“HWD”)

HWD was incorporated on March 30, 1998 under the laws of the Peoples Republic of China. HWD is an authorized sales agent focusing on the selling, circulation and modern logistics of cell phones, cell phone products, IT products (including notebook or laptop computers), and digital products (including digital cameras, digital camcorders, MP3 players, PDAs, flash disks, and removable hard disks) in China.

The five largest suppliers for HWD are Shenzhen Sang Da Hui Tong Electronics Company Limited, Shenzhen Yang Guang Xin Ke Digital Technology Company Limited, Shenzhen Jie Pu Lin Holding Company Limited, Shenzhen Lian Sheng (Shi Dai) Technology Company Limited, and Hangzhou Wei Hua Communication Equipment Company Limited. The five largest customers for HWDA are Tai Zhou Yi Tong Communication Equipment Company Limited, Wen Zhou Heng Da Electronics Company Limited, Shao Xing Yin Hai Cell Phones Market, Shao Xing Peng Fei Communication Equipment Company Limited, and Ci Xi Guang Da Communication Equipment Company Limited.

Given the wide diversity of HWD’s customer base, the loss of any single customer is not expected to have a material adverse affect on the Company’s business and operations.

HWD mainly distributes its products through retail “stores within stores” located in major department stores throughout the “Huadong” region of China (consisting of the Chinese provinces of Zhejiang, Jiangsu and Anhui). The Company did not spend a material amount of money on research and development, and did not have a significant backlog for 2007.

As a retailer with hundreds of locations, the Company is not reliant on any one customer or on a few customers. The loss of any one customer would not likely have an adverse effect on the Company’s sales. As a retailer of electronics products with thousands of customers who pay at point of sale, HWD does not have any material backlog of orders. The Company did not spend a material amount of money on research and development in 2007. HWD contributed approximately 30% of revenue to the Company in 2007.

There are no material effects from compliance with environmental laws.

The main competitors of HWD include Telephone World, Hangzhou Yindun, Shanghai Guangda, Changjiang Tianyin and Hangzhou Zhenghua. Additionally, there are Ningbo Haishu, and Zhongyu. These competitors typically have only a fraction of our sales.

Yiwu Yong Xin Telecommunication Company, Limited (“YYX”)

YYX was incorporated on July 18, 1997 under the laws of the Peoples Republic of China. YYX is an authorized sales agent, focusing on the selling, circulation and modern logistics of fax machines and cord phone products in China. YYXC mainly focuses in Philips fax machines and China’s top local brands Feng Da and CJT fax machines.

The five largest suppliers for YYX are Guangdong Feng Da High Technology Company Limited, Hangzhou Sen Rui Da Trading Company Limited, Shanghai Rong Duo Trading Company Limited, Shanghai Zhong Fang Electronics Company Limited, and Ningbo Zhong Xun Electronics Company Limited. The five largest customers for YYX are Shanghai Guo Mei Electrical Appliance Company Limited, Shanghai Jin Jiang Mai De Long Shopping Mall Company Limited, Tai Zhou Shi Road Qiao Bo Xiong Electrical Appliance Company Limited, Ningbo Hao You Duo Department Store Company Limited (Ningbo Branch), and An Qing Mei Sheng Communication (An Qing Heng Da Technology Company Limited).

Given the wide diversity of YYX’s customer base, the loss of any single customer is not expected to have a material adverse affect on the Company’s business and operations.

YYX mainly distributes its products through retail “stores within stores” located in major department stores throughout the “Huadong” region of China (consisting of the Chinese provinces of Zhejiang, Jiangsu and Anhui). The Company did not spend a material amount of money on research and development., and did not have a significant backlog for 2007.

As a retailer with hundreds of locations, the Company is not reliant on any one customer or on a few customers. The loss of any one customer would not likely have an adverse effect on the Company’s sales. As a retailer of electronics products with thousands of customers who pay at point of sale, the Company does not have any material backlog of orders. The Company did not spend a material amount of money on research and development in 2007. YYX contributed approximately 22% of revenue to the Company in 2007.

There are no material effects from compliance with environmental laws.

On the retail side we distribute mainly via so-called concessionaire agreements with larger department stores, supermarkets, large electronics retail stores, and other retailers. The retail distribution of many products in China, including those that we sell, is conducted via the concessionaire model. Under this model, companies such as China 3C own their own outlets within the larger stores and in so doing assume responsibility for most financial and operational aspects of those outlets including capital cost, inventory, wages, selection, pricing, and general management. Our retail partners are then compensated via margin they earn on the products we sell. This model is similar to that employed by many department stores in the US. On the other hand, this model is also different from that found at large electronic retailers like Best Buy and general retailers like Wal-Mart. We have found that many investors are curious as to why the model in China differs from that found in the US. From our point of view, the main reasons are as follows:

•	We decrease the financial risk for our retail partners by assuming responsibility for the inventory and capital expense associated with distributing our products.

•	We decrease operational risk for our retail partners by hiring and managing employees and handling logistics issues such as wholesale purchase and delivery and returns and after-sales service.

•
We decrease merchandising risk for our retail partners by bringing product expertise and specific market knowledge that is difficult for large retailers to develop on their own across a broad range of product categories.

•
China’s size, regional differences, logistical difficulties, managerial challenges, underdeveloped credit markets, and rapid growth rate increases risk for all retailers and drive the need to mitigate risk which is why our retail partners rely on us.

It is interesting to note that even foreign retailers such as Carrefour and Wal-Mart have to a certain degree adopted the concessionaire model in China which is an indication as to how conditions in China make the concessionaire model a virtual necessity for retailers.

Hangzhou Sanhe Electronic Technology Ltd. (“HSE”)

HSE is a home electronics retail chain in Eastern China. It has approximately 200 retail outlets in Shanghai City, Zhejiang Province and Jiangsu Province. HSE specializes in the sale of home electronics, including air conditioners, audio systems, speakers (92 different types of models) and DVD players (272 different types of models). In 2006, HSE expanded its business to the televisions industry, and has received sales agent licenses from TCL, Chuangwei and Haier. HSE is headquartered in HangZhou city, China. Its major markets are Zhejiang, Jiangsu and Shanghai.

Given the wide diversity of HSE’s customer base, the loss of any single customer is not expected to have a material adverse affect on the Company’s business and operations.

HSE mainly distributes its products through retail “stores within stores” located in major department stores throughout the “Huadong” region of China (consisting of the Chinese provinces of Zhejiang, Jiangsu and Anhui). The Company did not spend a material amount of money on research and development., and did not have a significant backlog for 2007.

As a retailer with hundreds of locations, the Company is not reliant on any one customer or on a few customers. The loss of any one customer would not likely have an adverse effect on the Company’s sales. As a retailer of electronics products with thousands of customers who pay at point of sale, the HSE does not have any material backlog of orders. HSE did not spend a material amount of money on research and development. HSE contributed approximately 25% of revenue to the Company in 2007.

There are no material effects from compliance with environmental laws.

The main competitors of HSE include Hangzhou Meidi, Hangzhou Danong, Nanjing Mingci, Shanghai Feitong and Jiangshu Huayi. Additionally, there is Baicheng Group with sales of approximately $30 million per year and Shanghai Feiteng with sales of approximately $30-40 million per year.

Shanghai Joy & Harmony Electronics Company Limited (“SJ&H”)

SJ&H is a consumer electronics retail chain in Eastern China. It has approximately 180 retail outlets in Shanghai City and Jiangsu Province. The company specializes in the sale of consumer electronics, including MP3 players, MP4 players, iPods, electronic dictionaries, CD players, radios, Walkmans, audio systems and speakers. The company is the authorized sales agent for well-known manufacturers in China, including Tecsun Radio and Changhong ZARVA.

As a retailer with hundreds of locations, the Company is not reliant on any one customer or on a few customers. The loss of any one customer would not likely have an adverse effect on the Company’s sales. As a retailer of electronics products with thousands of customers who pay at point of sale, SJ&H did not have any material backlog of orders. The Company did not spend a material amount of money on research and development in 2007. SJ&H contributed approximately 25% of revenue to the Company in 2007.

There are no material effects from compliance with environmental laws.

The main competitors of SJ&H include Shanghai Huaning, Shanghai Juexiang, Shanghai Wansi and Shanghai Feitong. SJ&H’s competitors are a combination of a large number of very small stores who lack the Company’s economies and scale, as well as a small number of large players such as large department stores. Additional competitors include Shanghai Yonguan Digital with sales of approximately $45 million per year, Shanghai Dongqi with sales of approximately of $7-8 million per year, and Shanghai Yidunj of sales of $4-5 million per year.

Customers

No customer contributed more than 10% of the Company’s revenue.

Seasonality and Quarterly Fluctuations

Our businesses experience fluctuations in quarterly performance. Traditionally, the first quarter from January to March has a higher number of sales reflected by our electronics business due to the New Year holidays in China occurring during that period. Nevertheless, at times, China can experience particularly inclement weather in January and February which can serious disrupt the Company’s supply chain management systems. As our business model is to operate only on several days of inventory, the effects of such weather disruptions can be severe in certain years.

Additionally, during summer month we can experience a slowdown in sales. We therefore generally use the summer months to concentrate on opening additional stores to offset the decline in sales per store.

Employees

The Company currently has 1051 employees, all of which are full time employees located in China. ZYX has 250 employees, YYX has 45 employees, HWD has 280 employees, HSE has 257 employees, and SJ&H has 189 employees.

The Company has no collective bargaining agreements with any unions.

Recent Developments

In January and February of 2008, snowstorms swept across much of China, including much of the area around Jiangsu and Zhejiang provinces, the Company’s major points of operations. First, while the snow storms had less impact in major cities like Shanghai, in other areas of the operating region (Jiangsu, Anhui and Zhejiang provinces) snow storms had a much larger impact on transport systems that take people and products to stores. In addition to impacting traffic at stores where we have outlets, transportation impediments had a substantive impact on our ability to replenish products on the shelves. Because we operate on only several days of inventory, it is management’s belief that the supply chain interruptions resulted in a significant number of lost sales.

Additionally, the Company believes gross margin is expected to stabilize in the 13-14% range in 2008 because of the following reasons:

•
The Company pays concession fees, or leasing fees, to its retail partners. These fees are typically passed on to the customers by being included in the price of goods sold. Approximately 50% of these concession agreements have fixed payments which are not tied to sales. As such, when sales per store decreases, as happened in the first quarter due to the snow storms, the leasing fees do not change which leads to decreased gross margin.

•
The Company believes the majority of anticipated gross margin decreases in 2008, will be caused by increased competition. The “Huadong” region where the Company operates has experienced the growth of competitors who are increasingly utilizing a “store-in-store” model. As a result, management anticipates a potential need to lower its pricing to maintain its competitive advantage.

These factors along with increased transportation costs as well as efforts by the government to control inflation which is expected to have a slight impact on consumer spending, are expected to result in a gross margin in the range of 13-14% for fiscal 2008.

While sales are expected to decrease in the first quarter by approximately 15%-20%, the Company believes it will be in a position for overall sales to increase in the mid-single digits for the remaining three quarters of the year. The lower year-over-year sales growth trends expected for 2Q08-4Q08 are primarily due to anticipated effects related to increased competition and a leveling of growth. These projections do not take into account any impact related to future acquisitions.

The Company believes that sales and margin trends can improve over time as it focuses its efforts on internal cost controls, improved logistics coordination, greater economies of scale, closure of underperforming store counters, expansion of well performing stores, adding new store counters in more productive locations, additional product introductions, new customer and supplier agreements, customer marketing and after sales support initiatives, acquisition opportunities and an increase in the overall managerial efficiency of the Company.

The Company currently has approximately $25 million of cash on its balance sheet, which it currently plans to use for consideration in connection with potential acquisitions.

Availability of SEC Filings

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The public may read and copy these materials at the Securities and Exchange Commission’s (“SEC”) Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically. You may also obtain copies of the Company’s reports filed with the SEC, free of charge, on our website at http://www.china3cgroup.com.

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

Our common stock may be deemed penny stock with a limited trading market. Our common stock is currently listed for trading in the Over-The-Counter Market on the NASD Electronic Bulletin Board, which is generally considered to be a less efficient markets than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the “penny stock rules” adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules,” investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the Over-The-Counter Market, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

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

If we incur costs that exceed our existing insurance coverage in lawsuits brought to us in the future, it could adversely affect our business and financial condition. We maintain third party insurance coverage against liability risks associated with lawsuits. While we believe these arrangements are an effective way to insure against liability, the potential liabilities associated with such risks or other events could exceed the coverage provided by such insurance.

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

Economic Reform Issues

China is a country that has been undergoing a process of privatization for much of the past three decades. Although the Chinese government owns the majority of productive assets in China, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:
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

We depend on the continued services of our executive officers and the loss of key personnel could affect our ability to successfully grow our business.  We are highly dependent upon the services of our senior management team, particularly Zhenggang Wang, our Chairman and Chief Executive Officer and Weidong Huang, our Chief Financial Officer. The permanent loss for any of our key executives, could have a material adverse effect upon our operating results. We may not be able to locate suitable replacements for our executives if their services were lost. We do not maintain key man life insurance on any of these individuals.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

     The Company does not own any real estate properties; all of the properties are leased. The lease terms are as follows:

YYXC

1. Shanghai office: lease term: one year (June 2007 - June 2008)
2. Yiwu headquarter office: lease term: one year (Aug. 2007 - Aug. 2008)
3. Apartments:1) A3 Yiwu building, Yiwu village, Lease term: 6 months (Sep. 2007 - Mar. 2008); 2) Qiancheng District, Yiwu, Lease term one year (Nov. 2007 - Nov. 2008).

HWDA

1. West-town computer center offices: Lease term: one year for office 1 (July 2007 - July 2008); one year for office 2 (Aug. 2007 - Aug. 2008).
2. Suite 417 and Suite 608, 347 Shaoxin Road: Lease term: 3 months (Oct. 2007 - Jan. 2008).
3. Apartments: Taizhou tower, Lease term one year (Oct. 2007- Oct. 2008).

HSET

1. Yuanhua office: Lease term one year (Aug. 2007 - July 2008).
2. Hangzhou Qunying office: Lease Term six months (Nov. 2007 - Apr. 2008).
3. Apartments: Hangzhou: Lease Term three months (Jan. 2008 - Mar. 2008).

Shanghai

1. Wuxi Tower office: Lease term three months (Jan. 2008 - Mar. 2008).
2. Warehouse: Shanghai, Lease term: two months (Jan. 2008 - Feb. 2008).

The Company believes that its leased spaces are adequate and suitable to maintain and develop its business operations.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the stockholders in the fourth quarter of 2007 required to be disclosed.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “CHCG.OB.” The following table sets forth the range of quarterly high and low closing bids of the common stock as reported during the years ending December 31, 2006 and December 31, 2007:

	low bid*	high bid*
2006
Quarter ended March 31	$1.00	$9.24
Quarter ended June 30	$1.75	$7.50
Quarter ended September 30	$1.55	$4.75
Quarter ended December 31	$1.08	$4.95
	low bid*	high bid*
2007
Quarter ended March 31	$3.14	$6.95
Quarter ended June 30	$5.10	$8.00
Quarter ended September 30	$3.45	$8.50
Quarter ended December 31	$3.08	$5.66

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Stockholders

As of the close of business on March 14, 2008, there were approximately 91 holders of record of the Company’s common stock. However, we believe that there are additional beneficial owners of our common stock who own their shares in “street name.”

Dividends

The Company’s four operating entities in China paid no dividends during 2007. The Company has no plans to declare cash dividends on its common stock in the future. There are no restrictions that limit the ability of the Company to declare cash dividends on our common stock and the Company does not believe that there are any that are likely to do so in the future.

Securities authorized for issuance under equity compensation plans

The following is a summary of all of our equity compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity Compensation Plans Approved by Securityholders
Equity Compensation Plans Not Approved by Securityholders	435,000	(1)	$3.94	765,000

(1) 1,000,000 shares of our Common Stock were authorized for grant (both incentive stock options and non-qualified stock options), and/or issuance pursuant to a board resolution approved in June 2007.

Repurchase of Securities

We did not repurchase any of shares of our common stock during the fourth quarter of 2007.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

In June 2007, the Board of the Company approved options to purchase up to an additional one million shares of common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated statement of income and comprehensive income data for the years ended December 31, 2007, 2006 and 2005 and the selected consolidated balance sheet data as of December 31, 2007 and 2006 are derived from our audited consolidated financial statements included elsewhere in this Report.

The selected consolidated balance sheet data as of December 31, 2005, 2004 and 2003, and the selected consolidated financial data for the years ended December 31, 2004 and 2003, are derived from our audited consolidated financial statements not included in this annual report.

The following selected consolidated historical financial information should be read in conjunction with our consolidated financial statements and related notes and the information contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2007	2006	2005	2004	2003
Statements of Operations Data:
Sales, net	276,026,673	148,218,848	32,588,634	24,701,995	9,260,300

Cost of sales	226,656,242	125,411,758	28,325,332	21,577,365	7,864,411
Gross profit	49,370,431	22,807,090	4,263,302	3,124,630	1,395,889

General and administrative expenses	13,614,500	5,544,924	1,706,869	782,241	546,184
Income from operations	35,755,931	17,262,166	2,556,433	2,342,389	849,705

Other (Income) Expense
Interest income	(88,413)	(31,293)	(10,156)	(5,348)	(4,569)
Other expense	74,215	100,646	17,364	9,440	4,871
Interest expense	-	7,565	2,954	1,104	348
Total Other (Income) Expense	-14,198	76,918	10,162	5,196	650
Income before income taxes	35,770,129	17,185,248	2,546,271	2,337,193	849,055

Provision for income taxes	12,850,429	5,908,122	1,088,021	231,096	-
Net income	22,919,700	11,277,126	1,458,250	2,106,097	849,055

Net income per share:
Basic & diluted	0.44	0.24	0.04	0.06	0.02

Weighted average number of shares outstanding:
Basic & diluted	52,671,438	46,179,507	35,133,427	35,000,000	35,000,000

	Year Ended December 31,
	2007	2006	2005	2004	2003
Balance Sheets Data:
Cash and cash equivalents	24,952,614	6,498,450	1,949,222	469.658	417,673
Working capital	36,917,850	10,505,747	3,634,989	704,888	(1,407,920)
Total assets	63,196,805	39,987,575	4,020,266	1,492,006	1,404,597
Total liabilities	5,792,722	9,061,180	341,615	735,830	2,754,517
Total shareholders’ equity	57,404,083	30,926,395	3,678,651	756,176	(1,349,920)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in “Risk Factors” and elsewhere in this Form 10-K.

Overview

   China 3C Group was incorporated on August, 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited (“CFDL”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang Yong Xin Digital Technology Co., Ltd. (“Zhejiang”), Yiwu Yong Xin Communication Ltd. (“Yiwu”), Hangzhou Wandga Electronics Co., Ltd. (“Wang Da”), Hangzhou Sanhe Electronic Technology, Limited (“Sanhe”), and Shanghai Joy & Harmony Electronic Development Co., Ltd. (“SJHE”) were incorporated under the laws of Peoples Republic of China on July 11, 2005, July 18, 1997, March 30, 1998, April 12, 2004, and August 25, 2003 respectively. China 3C Group owns 100% of CFDL and CFDL own 100% of the capital stock of SJHE and HSET. Until August 14, 2007, when it made the change to its ownership structure described in the next paragraph in order to comply with certain requirements of PRC law, CFDL owned 100% of the capital stock of Zhenjiang.. Zhejiang owns 90% and Yiwu owns 10% of HWDA. Zhejiang owns 90% and Wang Da owns 10% of Yiwu. Collectively the six corporations are referred to herein as the Company.

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

We operate substantially all of our retail operations through our “store-in-store” model. Under this model, the Company leases space in major department stores and retailers. Leasing costs can vary based on a percentage of sales, or can be fixed. For the year ended 2007, approximately one-half of the Company’s leases were variable based on sales, and the other half were fixed rents.

Results of Operations

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

The following table presents certain consolidated statement of operations information stated as a percentage of total revenues. All financial information is presented for the 12 months ended December 31, 2007 and 2006.

Net sales

Net sales for 2007 totaled $276,026,673 compared to $148,218,848 for 2006. The large increase amount was due to a combination of both organic growth and contribution from subsidiaries acquired in the second half of 2006. Higher sales volume and the addition of new product lines were also factors. 2007 was a year in which inflation sharply increased in China and we believe inflation had an effect on our sales in 2007.

Percentage of sales

The Company earned approximately 65% of its sales from its retail operations, and the remaining 35% from wholesale operations.

Cost of Sales

Cost of sales for 2007 totaled $226,656,242 or approximately 82.11% of net sales compared to $125,411,758 or approximately 84.61% for 2006. The cost of sales as a percentage decreased during 2007 due to the introduction of new product models with higher gross profit margin. The increased cost of sales was a direct result of the large increase in purchases required to meet our sales levels.

Top Ten Suppliers of Each of Our Subsidiaries

	YYXC	HWDA	HSET	Shanghai
1	Fengda Technology Co., Ltd.	Shenzhen Jiepulin Co., Ltd.	Zhejiang Shaixinke Co., Ltd.	Guangzhou Jinhuang Electronics Co., Ltd.
2	Shanghai Zhongfang Electronics Co., Ltd.	Hangzhou Telecommunication Equipments Co., Ltd.	Shenzhen Aosike Electronics Co., Ltd.	Shenzhen Dengjing Electronics Co., Ltd.
3	Shanghai Rongduo Business Co., Ltd.	Shenzhen Jinfeng Datong Technology Co., Ltd.	Hangzhou Ruiqi Electronics Co., Ltd.	Dongguan Desheng General Electronics Co., Ltd.
4	Ninbo Zhongxun Electronics Co., Ltd.	Liansheng Technology Co., Ltd.	Shenzhen Deyuan Electronics Co., Ltd.	Shanghai Network Equipment Co., Ltd
5	Hangzhou Shenruida Trade Co., Ltd.	Shenzhen Sunshine Xinke Digital Technology Co., Ltd.	Hangzhou Wanlian Electronics Co., Ltd.	Shanghai Hanshun Trade Co., Ltd.
6	Shanghai Guangdian Equipment Co., Ltd.	Hangzhou Tianchen Digital Telecommunication Co., Ltd.	Guangzhou Fenda Audio Co., Ltd.	Dongwan Gemei Electronics Co., Ltd.
7	Yiwu Wantong Telecom Equipment Co., Ltd.	Shenzhen Sangdahuitong Electronics Co., Ltd.	Shenzhen Chuangwei-RGB Electronics Co., Ltd.	SONY-Shanghai Co., Ltd.
8	Aomeng Technology Co., Ltd.	Hangzhou Qiuxin Internet Equipment Co., Ltd.	Guangzhou Shengshida Electronics Company	Shenyou Technology Co., Ltd.
9	Shanghai Meiyun Industry Co., Ltd.	Huayu Telecom Equipment Co., Ltd.	TCL Electronics Co., Ltd.	Zhaohua Digital Technology Co., Ltd.
10	Shanghai Huoke Electronics Co., Ltd.	Hangzhou Yingjie Trade Co., Ltd.	Hangzhou Hengrong Trade Co., Ltd.	Zhongshan Wanxin Electronics Co., Ltd.

Gross Profit Margin

Gross profit margin for 2007 increased to 17.9% compared to 15.4% for 2006. The increase was partially due to the inclusion of the newly acquired subsidiaries. The gross profit margin increased as we benefited from increasing economies of scale as the Company grew in size and scale. Higher sales of higher margin products such as MP3 and DVD players were also critical factors.

Operating Expense

General and administrative expense for 2007 totaled $13,614,500 or approximately 4.93% of net sales, compared to $5,544,924 or approximately 3.74% for 2006. The increase was primarily due to the costs of managing a larger operation as the Company integrated its newly acquired subsidiaries.

Income from Operations

Income from operations for 2007 was $35,755,931 or 12.95% of net sales as compared to income from operations of $17,262,166 for 2006 or 11.65% of net sales. Increasing economies of scale were a critical factor for the larger margins, as were a higher margin product mix. 2007 was a year in which inflation sharply increased in China and we believe inflation had an effect on our sales in 2007.

Net Income

Net income was $22,919,700 or 8.30% of net sales for 2007 compared to $11,277,126 or 7.61% of net sales for 2006. Increasing economies of scale, a higher margin product mix and significant larger store were all key factors for the large increase in net income.

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

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

Top Ten Suppliers of Each of Our Subsidiaries:

	YYXC	HWDA	HSET	Shanghai
1	Fengda Technology Co., Ltd.	Shenzhen Jiepulin Co., Ltd.	Zhejiang Shaixinke Co., Ltd.	Guangzhou Jinhuang Electronics Co., Ltd.
2	Shanghai Zhongfang Electronics Co., Ltd.	Hangzhou Telecommunication Equipments Co., Ltd.	Shenzhen Aosike Electronics Co., Ltd.	Shenzhen Dengjing Electronics Co., Ltd.
3	Shanghai Rongduo Business Co., Ltd.	Shenzhen Jinfeng Datong Technology Co., Ltd.	Hangzhou Ruiqi Electronics Co., Ltd.	Dongguan Desheng General Electronics Co., Ltd.
4	Ninbo Zhongxun Electronics Co.,Ltd.	Liansheng Technology Co., Ltd.	Shenzhen Deyuan Electronics Co., Ltd.	Shanghai Network Equipment Co., Ltd.
5	Hangzhou Shenruida Trade Co., Ltd.	Shenzhen Sunshine Xinke Digital Technology Co., Ltd.	Hangzhou Wanlian Electronics Co., Ltd.	Shanghai Hanshun Trade Co., Ltd.
6	Shanghai Guangdian Equipment Co., Ltd.	Hangzhou Tianchen Digital Telecommunication Co., Ltd.	Guangzhou Fenda Audio Co., Ltd.	Dongwan Gemei Electronics Co., Ltd.
7	Yiwu Wantong Telecom Equipment Co., Ltd.	Shenzhen Sangdahuitong Electronics Co., Ltd.	Shenzhen Chuangwei-RGB Electronics Co., Ltd.	SONY-Shanghai Co., Ltd.
8	Aomeng Technology Co., Ltd.	Hangzhou Qiuxin Internet equipment Co., Ltd.	Guangzhou Shengshida Electronics Company	Shenyou Technology Co., Ltd.
9	Shanghai Meiyun Industry Co., Ltd.	Huayu Telecom Equipment Co., Ltd.	TCL Electronics Co., Ltd.	Zhaohua Digital Technology Co., Ltd.
10	Shanghai Huoke Electronics Co., Ltd	Hangzhou Yingjie Trade Co., Ltd.	Hangzhou Hengrong Trade Co., Ltd.	Zhongshan Wanxin Electronics Co., Ltd.

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

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $24,952,614 at December 31, 2007 and current assets totaled $42,710,572 at December 31, 2007. The Company’s total current liabilities were $5,792,722 at December 31, 2007. Working capital at December 31, 2007 was $36,917,850. During 2007, net cash provided by operating activities was $21,573,771.

Under the Shanghai Share Exchange Agreement, dated November 28, 2006, in exchange of surrendering all their ownership in Shanghai, the Shanghai Shareholders received both stock consideration and cash consideration. The cash consideration consisted of $7,500,000 in cash is payable as follows: $3,000,000 within 10 business days after the closing of the transaction, and $4,500,000 payable six months after the closing of the transaction as evidenced by promissory notes issued by us to the Shanghai Shareholders. The $4,500,000 loan was repaid in the second quarter of 2007. The loan was repaid as follows:

April 20, 2007- HWD repaid approximately $1.3 million of the outstanding balance;
April 26, 2007- ZYXD repaid approximately $2.5 million of the outstanding balance; and
April 30, 2007 -HSE repaid the remaining approximately $700,000 of the balance.

The Company believes it will be able to pay any debts that come due for the foreseeable future.

Capital Expenditures

Total capital expenditures during 2007 were $64,325 for purchase of fixed assets as compared to $30,591 for 2006. Given the low level of capital requirements needed to open additional “stores within stores” the Company believes its funds are sufficient to support its organic growth. The Company’s cash resources grew from approximately $6.5 million as of December 31, 2006 to approximately $25 million as of December 31, 2007.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimates are made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur, could materially impact the consolidated financial statements. We believe the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Revenue Recognition

Our revenues are generated from sales of electronics products. All of our revenue transactions contain standard business terms and conditions. We determine the appropriate accounting for these transactions after considering (1) whether a contract exists; (2) when to recognize revenue on the deliverables; and (3) whether all elements of the contract have been fulfilled and delivered. In addition, our revenue recognition policy requires an assessment as to whether collection is reasonably assured, which inherently requires us to evaluate the creditworthiness of our customers. Changes in judgments on these assumptions and estimates could materially impact the timing or amount of revenue recognition.

Accounting for Derivative Instruments

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the Company’s balance sheet at fair value.

In September 2000, the Emerging Issues Task Force (“EITF”) issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Chinese Renminbi, could adversely affect our financial results. During the fiscal year ended December 31, 2007, approximately all of our sales are denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in US. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

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

Interest Rate Risk

Changes in interest rates may affect the interest paid (or earned) and therefore affect our cash flows and results of operations. However, we do not believe that this interest rate change risk is significant.

Inflation

Inflation has not had a material impact on the Company’s business in recent years.

Currency Exchange Fluctuations

All of the Company’s revenues are denominated in Chinese Renminbi, while its expenses are denominated primarily in Chinese Renminbi (“RMB”). The value of the RMB-to-U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s inter-bank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of Renminbi to U.S. dollars had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese Renminbi to the U.S. dollar. Under the new policy, Chinese Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. Recently there has been increased political pressure on the Chinese government to decouple the Renminbi from the United States dollar. At the recent quarterly regular meeting of People’s Bank of China, its Currency Policy Committee affirmed the effects of the reform on Chinese Renminbi exchange rate. Since February 2006, the new currency rate system has been operated; the currency rate of Renminbi has become more flexible while basically maintaining stable and the expectation for a larger appreciation range is shrinking. The Company has never engaged in currency hedging operations and has no present intention to do so.

Concentration of Credit Risk

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions as described below:

•
The Company’s business is characterized by rapid technological change, new product and service development, and evolving industry standards and regulations. Inherent in the Company’s business are various risks and uncertainties, including the impact from the volatility of the stock market, limited operating history, uncertain profitability and the ability to raise additional capital.

•
All of the Company’s revenue is derived from Asia and Greater China. Changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition.

•	If the Company is unable to derive any revenues from Greater China, it would have a significant, financially disruptive effect on the normal operations of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company are included following the signature page to this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, such disclosure controls and procedures were effective to detect the inappropriate application of US GAAP. The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

Management’s Report on Internal Control over Financial Reporting

This annual report includes an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In addition, in 2007, we engaged a consulting firm to assist our management in evaluating and strengthening our internal control over financial reporting with the objective of full compliance with the Sarbanes-Oxley Act of 2002. Based on our evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our internal controls over financial reporting were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year covered by this Form 10-K but not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of our officers and directors as of March 14, 2008.

Name	Age	Position
Zhenggang Wang	39	Chief Executive Officer,
		Chairman of the Board
Weidong Huang	37	Chief Financial Officer
Xiang Ma	33	President
Chenghua Zhu	32	Director
Mingjun Zhu	39	Director
Rongjin Weng	44	Director
Wei Kang Gu	69	Director
Kenneth T. Berents	60	Director, Chairman Audit Committee
Joseph J. Levinson	31	Director

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

Weidong Huang, Chief Financial Officer

Mr. Huang has been the chief financial officer of the Company since October 2007. Prior to joining the Company, Mr. Huang was the Manager of Audit Department, Zhejiang Yongxin Digital Technology Co., Ltd., a subsidiary of the Company, where he has been employed since July 2007. Prior to that he was General Manager of Hangzhou Jinda Investment Consulting Company from August 2006 to June 2007 and Assistant General Manager of Zhongcai Guoqi Investment Group Company from December 2003 to July 2006. He was the General Manager of Zhongsheng Trade Company from April 1998 to November 2003. Mr. Huang received a degree in business administration from the Government Institute of Jinhua Municipal Government.

Mr. Huang does not hold any directorships with reporting companies in the United States. There are no family relationships between Mr. Liu and the directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers. There have been no transactions to which the Company was a party in which Mr. Huang (or any member of his immediate family) had a direct or indirect material interest.

Xiang Ma, President

Mr. Ma has been president of the Company since December 2005. Mr. Ma was President of Yiwu Yong Xin Telecommunication Company Limited, China 3C’s largest subsidiary, from 1999 to the present. During the past six years, Mr. Ma’s expertise in marketing and management have contributed significantly to the company’s rapid growth, where it has gone from a small business in the distribution of 3C products, particularly fax machines, in Eastern China to being a major presence in that market. Prior to that, from 1996 to 1999, Mr. Ma was the manager of Zhejiang Transfer Company Limited, a high-tech publicly traded company in China. During his time at Zhejiang Transfer, Mr. Ma was also responsible for the company’s corporate communications. Mr. Ma received his Bachelor degree from Zhejiang University with a concentration in business management.

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

Chenghua Zhu, Director

Ms. Zhu has been a director since June 2006. Ms. Zhu is a senior project manager of Shanghai Shengzhang, a certified public accounting firm. She was project manager at two CPA firms prior to joining Shanghai Shengzhang, Shanghai Jiarui and Hubei Dahua.

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

Mingjun Zhu, Director

Mr. Zhu has been a director of the Company since June 2006. Mr. Zhu is General Manager of Zhejiang Mingda, a certified public accounting firm. He was General Manager of Zhejiang Mingda Management Consulting Company. From 1993 to 2004, he was Deputy Director of Yiwu Zhicheng, a CPA firm.

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

Rongjin Weng, Director

Mr. Weng has been a director since December 2005.  Mr. Weng is Chairman of Langsha Group. He established Langsha Knitting Company Limited in 1995, and has served as its chairman and chief executive officer since that time. The company has experienced a 500,000% growth in assets during the past 11 years. Currently, Langsha is the largest sock manufacturer in China with annual revenue of $100 million. Mr. Weng holds a Master degree in Business Administration.

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

Wei Kang Gu, Director

Mr. Gu has been a director of the Company since December 2005. Mr. Gu is a Professor of Electronic Engineering at Zhejiang University. Founded in 1897, the University has always been ranked among the few top universities in China and is today the third most recognized university in China. It is a major research university comprised of 22 colleges. Mr. Gu also serves on the Board of Bird Ningbo Company. Founded in 1992, Bird Ningbo has grown to be China’s leading domestic manufacturer of mobile phones. He is also Vice Chairman of Zhejiang Electronic Association. Mr. Gu received a bachelors’ degree from Zhejiang University.

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

Kenneth T. Berents, Director, Chairman Audit Committee

Mr. Berents has a been a director of the Company since December 2006. Mr. Berents is a former managing director and senior portfolio manager for Goldman Sachs Asset Management in Tampa, Fla., which manages $30 billion in growth stocks. Before joining Goldman Sachs, he was the managing director and director of equity research for First Union Securities, now Wachovia Securities, from 1993 to 2000. He holds a bachelor’s in history from Villanova University and a master’s degree in journalism from the University of Missouri-Columbia. He also was an Alfred P. Sloan Fellow in economics at Princeton University. He has appeared on ABC’s Nightline, CNN, CNBC and is widely quoted in national and trade publications.

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

Joseph J. Levinson

Mr. Levinson has been a director of the Company since May 2007. Mr. Levinson was employed from January 2006 to May 2007 as Chief Financial Officer and a member of the Board of Directors of Global Pharmatech (OTCBB: GBLP), a Chinese pharmaceutical manufacturer. Since 2006 Mr. Levinson has also served as an Advisor to Broadline Capital, which is a private equity investment firm. From 2006 until February 2007 Mr. Levinson was employed as Chief Financial Officer of PacificNet, which is involved in call center outsourcing. From 2004 to 2006 Mr. Levinson was employed as Chief Financial Officer for BDL Media, a company based in China that marketed print and online media. Previously Mr. Levinson had been employed as a Manager by KPMG and Deloitte and Touche, international accounting firms. In 1994 Mr. Levinson was awarded a B.S. by SUNY - Buffalo with a concentration in accounting and finance.

Mr. Levinson is also a director of China Aoxing Pharmaceutical Company, Inc., a maker of analgesic drugs that is listed on the OTCBB. There are no family relationships between Mr. Levinson and the directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers. Other than the Merger Transaction, during the last two years, there have been no transactions to which the Company was a party in which Mr. Levinson (or any member of his immediate family) had a direct or indirect material interest.

Todd Mavis

Todd Mavis served as a member of the Board of Directors from January 2007 until his resignation in December 2007.

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

Compliance with Section 16 (a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, certain officers, directors and owners of 10% or more of our outstanding shares have not filed Forms 3, 4 and 5 required by Section 16(a) of the Securities Exchange Act of 1934, as amended. The following individuals have not filed Form 3s: Weidong Huang, Xiang Ma, Weikang Gu and Joseph Levinson.

Code of Ethics

In 2007 we adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code of ethics. The code of ethics is filed as Exhibit 14 to this annual report. A written copy of the code of ethics will be provided upon request at no charge by writing to our Chief Financial Officer, China 3C Group, 368 HuShu Nan Road, HangZhou City, Zhejiang Province, China 310014.

Board Committees and Designated Directors

The Board of Directors has a Compensation Committee, a Nominating and Corporate Governance Committee and an Audit Committee.

Audit Committee

Our Audit Committee consists of Chairman Kenneth T. Berents and members Rongjin Weng and Mingjun Zhu. The Board of Directors of the Company has determined that Mr. Berents is the audit committee financial expert.

Compensation Committee

The Compensation Committee makes recommendations to the Board of Directors concerning salaries and incentive compensation for our officers, including our Chief Executive Officer, and employees and administers our stock option plans. Each of the members of the Committee is independent and none have served as an officer or employee of the Company.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee assists the Board of Directors in identifying qualified individuals to become board members, in determining the composition of the Board and in monitoring a process established to assess Board effectiveness. Each of the members of the Committee is independent and none have served as an officer or employee of the Company.

Changes in Director Nomination Process for Stockholders

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion And Analysis

The Compensation Committee of our board of directors and our CEO, CFO and head of Human Resources are collectively responsible for implementing and administering all aspects of our benefit and compensation plans and programs, as well as developing specific policies regarding compensation of our executive officers. All of the members of our Compensation Committee, Mingjun Zhu and Wei Kang Gu, are independent directors.

Compensation Objectives

Our primary goal with respect to executive compensation has been to set compensation at levels that attract and retain the most talented and dedicated executives possible. Individual executive compensation is set at levels believed to be comparable with executives in other companies of similar size and stage of development operating in China. We also link long-term stock-based incentives to the achievement of specified performance objectives and to align executives’ incentives with stockholder value creation.

Elements of Compensation

Base Salary. All full time executives are paid a base salary. For executives who are Chinese nationals, including our CEO and Chairman, we do not have employment agreements. Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies in our industry for similar positions, professional qualifications, academic background, and the other elements of the executive’s compensation, including stock-based compensation. Our intent is to set executives’ base salaries near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. Base salaries are reviewed annually, and may be increased to align salaries with market levels after taking into account the subjective evaluation described previously.

The Company currently has no foreign employees and the amount of salary is primarily determined by job requirements and each employee’s level in the corporate hierarchy. The Company’s personnel department then makes salary decisions based on these factors along with and job performance and market conditions.

Equity Incentive Compensation. We believe that long-term performance is achieved through an ownership culture participated in by our executive officers through the use of stock-based awards. Currently, we do not maintain any incentive compensation plans based on pre-defined performance criteria. The Compensation Committee has the general authority, however, to award equity incentive compensation, i.e. stock options, to our executive officers in such amounts and on such terms as the committee determines in its sole discretion. The Committee does not have a determined formula for determining the number of options available to be granted. Incentive compensation is intended to compensate officers for accomplishing strategic goals such as mergers and acquisitions and fund raising. The Compensation Committee will review each executive’s individual performance and his or her contribution to our strategic goals periodically and determine the amount of incentive compensation towards the end of the fiscal year. Our Compensation Committee grants equity incentive compensation at times when we do not have material non-public information to avoid timing issues and the appearance that such awards are made based on any such information.

Determination of Compensation

Our CEO, CFO and head of Human Resources meet frequently during the last several weeks of our fiscal year to evaluate each non-executive employee’s performance and determine his or her compensation for the following year.

The following table sets forth the cash and other compensation paid by us in 2007 to all individuals who served as our chief executive officer and chief financial officer, who we collectively refer to as the named executive officers (“NEOs”). No executive received total compensation greater than $100,000 in 2007.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Zhenggang Wang, CEO	2007 2006 2005	$ $ $	59,600 15,000 15,000	- - -	- - -	- - -	- - -	- - -	- - -	$ $	15,000 15,000
Jian Liu, Former CFO	2007 2006 2005	$ $ $	53,000 15,000 15,000	- - -	- - -	- - -	- - -	- - -	- - -	$ $	15,000 15,000
Weidong Huang, CFO	2007		$5,000 (partial year) (1)	-	-	-	-	-	-		$15,000

(1) Through October 8, 2007.

Grants of Plan-Based Awards

No plan based award was granted to any of the executive officers named in the Company’s Summary Compensation Table as of December 31, 2007.

Outstanding Equity Awards At Fiscal Year-end

There were no outstanding unexercised options, unvested stock or other equity incentive plan awards held by any of the executive officers named in the Company’s Summary Compensation Table as of December 31, 2007.

Option Exercises And Stock Vested

There were no exercises of stock options, stock appreciation rights and/or similar investment nor was there any vesting of stock, restricted stock, restricted stock units or similar instruments during the year ended December 31, 2007 for any of the executive officers named in the Company’s Summary Compensation Table.

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans. Our Compensation Committee, which is comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Code, may elect to provide our officers and other employees with non-qualified defined contribution or deferred compensation benefits if the Compensation Committee determines that doing so is in our best interests.

Employment Agreements

On May 7, 2007 the Board of Directors appointed Joseph J. Levinson to serve as a member of the Board of Directors of the Company and to be in charge of the Company’s investor relations. As compensation for his services, Mr. Levinson is entitled to receive: (1) USD $60,000 per year, payable in equal quarterly installments; (2) a monthly grant during his term of his services of 1,000 shares of the Company’s common stock; and (3) an annual grant of Stock Options to purchase up to 300,000 shares of common stock of the Company. In addition, the Company agreed that Mr. Levinson would receive (1) $2,500 for each Board meeting that he attends, (2) $2,000 for each meeting of a committee of the Board that he attends, (3) $5,000 upon being named the chairman of any Board committee, and (4) $4,500 as a one time bonus upon joining the Board.

Potential Payments Upon Termination or Change in Control

None.

Compensation of Directors

In general, members of the Board receive $2,500 per Board meeting that they attend and $2,000 per meeting of a committee of the Board that they attend. In addition, Board members receive $5,000 for serving as a chairman of a Board committee. The Company entered into Board of Directors Agreement with Kenneth Berents and Todd Mavis whereby the Company agreed to pay Messrs. Berents and Mavis a $75,000 annual salary for service as a member of the Board.

The following table summarizes compensation that our directors earned during 2007 for services as members of our Board.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kenneth T. Berents	$75,000		97,230(3)	-	-	-	172,230
Wei Kang Gu	-	-	-	-	-	-	-
Joseph J. Levinson	$16,000	13,930(6)	967,500(4)	-	-	-	-
Todd Mavis	$75,000	-	64,188(5)	-	-	-	139,188
Chenghua Zhu		-	-	-	-	-
Mingjun Zhu		-	-	-	-	-	-
Rongjin Weng		-	-	-	-	-	-

(1) Valuation based on dollar amount recognized for financial statement reporting purposes pursuant to FAS 123(R) with respect to 2007.

(2) Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to FAS 123(R) with respect to 2007.

(3) Mr. Kenneth Berents received a stock option grant of 30,000 shares in December, 2007 at an exercise price equivalent to the prevailing market price of the stock, all of which vested are were exercisable as of December 31, 2007.

(4) Mr. Joseph Levinson received a stock option grant of 300,000 shares in May, 2007 at an exercise price of $6.15 per share, all of which vested are were exercisable as of December 31, 2007.

(5) Mr. Todd Mavis received a stock option grant of 50,000 shares in January, 2007 at an exercise price equivalent to the prevailing market price of the Company’s stock, all of which vested are were exercisable as of December 31, 2007.

(6) Joseph Levinson was granted 5,000 shares of common stock in 2007. All 5,000 shares were granted in September 2007.

There are no relationships among any of the directors.

Compensation Committee Interlocks and Insider Participation

Members of our Compensation Committee of the Board of Directors were Mingjun Zhu and Wei Kang Gu. No member of our Compensation Committee was, or has been, an officer or employee of the Company or any of our subsidiaries.

No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of the Company or another entity.

Compensation Committee Report (1)

The goal of the Company’s executive compensation policy is to ensure that an appropriate relationship exists between executive compensation and the creation of stockholder value, while at the same time attracting, motivating and retaining experienced executive officers.

The Compensation Committee has reviewed and discussed the discussion and analysis of the Company’s compensation which appears above with management, and, based on such review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that the above disclosure be included in this Annual Report on Form 10-K.

The members of the Compensation Committee are:

Mingjun Zhu, Chair

Wei Kang Gu

(1) The material in the above Compensation Committee reports is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date of this Form 10-K and irrespective of any general incorporation language in such filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 14, 2008, concerning shares of common stock of the Company, the only class of its securities that are issued and outstanding, held by (1) each shareholder known by the Company to own beneficially more than five percent of the common stock, (2) each director of the Company, (3) each executive officer of the Company, and (4) all directors and executive officers of the Company as a group:

	Amount and Nature
	of Beneficial	Percentage of
Name and Address of Beneficial Owner (1)	Ownership	Common Stock
		(3)
Zhenggang Wang	9,625,000	18.34%
Weidong Huang	0	0
Xiang Ma	0	0
Chenghua Zhu	0	0
Mingjun Zhu	0	0
Rongjin Weng	0	0
Wei Kang Gu	0	0
Kenneth T. Berents	80,000 (4)	*
Joseph J. Levinson	305,000 (4)	0.59%*
Weiyi Lv	5,495,000	10.47%
Yimin Zhang	5,495,000	10.47%
Xiaochun Wang	4,130,000	7.87%
Wen-An Chen (2)	4,000,000	7.62%
Huoqing Yang (2)	4,000,000	7.62%
Zhongsheng Bao	2,730,000	5.20%
All directors and executive officers as a group (9 persons)	9,725,000	18.53%
* Less than One Percent.

(1)
Unless otherwise indicated in the footnotes to the table, each shareholder shown on the table has sole voting and investment power with respect to the shares beneficially owned by him, her or it. Unless otherwise indicated in the footnotes to the table, the address for each shareholder is c/o: 368 HuShu Nan Road, HangZhou City, Zhejiang Province, China 310014. Percentages of less than one percent have been omitted from the table.

(2)	Represents shares of common stock held jointly by Wen-An Chen and Huoqing Yang.
(3)
Calculated on the basis of 52,671,438 shares of common stock issued and outstanding as of March 14, 2008 except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

(4)	Represents shares of common stock issuable upon exercise of outstanding stock options (as described above).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Since October 2005, Zhenggang Wang, our CEO and Chairman of the Board of Directors, a former shareholder of CFDL and its sole director, has served as the chairman of the board and the chief executive officer of the Company and has been a member of the board of directors of the Company. China US Bridge Capital Limited, a former shareholder of CFDL, has been a holder of the Company’s common stock since October 2005. Immediately prior to the Merger Transaction, it held approximately 4.6% of the Company’s issued and outstanding common stock.

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

Independent Directors

The following members of the Company’s Board of Directors are independent under the listing standards of the Nasdaq Stock Market: Rongjin Weng, Weikang Gu, Mingjun Zhu, Chenghua Zhu, and Kenneth Berents.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On April 20, 2006 the Company retained Morgenstern & Company, CPA’s, P.C. (“Morgenstern”) to serve as the Company’s principal independent accountant.

The following represents fees for professional audit services rendered by Morgenstern for the fiscal year ended December 31, 2006 and December 31, 2007.

Audit Fees

The aggregate fees billed by our current auditors, Morgenstern, for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2007 and 2006 were $228,000 and $99,184.

Audit Related Fees

We incurred no audit related fees to Morgenstern and Kabani during the year ended December 31, 2006.

Tax Fees

Our principal accountants did not render any services for tax compliance, tax advice and tax planning during transition period ended December 31, 2007 and 2006 fiscal year, respectively.

All Other Fees

Our principal accountants did not bill us any additional fees that are not disclosed under audit fees, audit related fees or tax fees in each of the last two calendar years.

Audit Committee Pre-Approval Process, Policies and Procedures

We have an Audit Committee which is composed of Kenneth T. Berents (Chairman), Chenghua Zhu and Rongjin Weng. Our principal accountants have performed their audit procedures in accordance with pre-approved policies and procedures established by our Audit Committee.  Our principal auditors have informed our Audit Committee of the scope and nature of each service provided.

In accordance with the SEC’s auditor independence rules, the Audit Committee has established the following policies and procedures by which it approves in advance any audit or permissible non-audit services to be provided to the Company by its independent auditor.

Prior to the engagement of the independent auditor for any fiscal year’s audit, management submits to the Audit Committee for approval lists of recurring audit, audit-related, tax and other services expected to be provided by the auditor during that fiscal year. The Audit Committee adopts pre-approval schedules describing the recurring services that it has pre-approved, and is informed on a timely basis, and in any event by the next scheduled meeting, of any such services rendered by the independent auditor and the related fees.

The fees for any services listed in a pre-approval schedule are budgeted, and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year. The Audit Committee will require additional pre-approval if circumstances arise where it becomes necessary to engage the independent auditor for additional services above the amount of fees originally pre-approved. Any audit or non-audit service not listed in a pre-approval schedule must be separately pre-approved by the Audit Committee on a case-by-case basis. Every request to adopt or amend a pre-approval schedule or to provide services that are not listed in a pre-approval schedule must include a statement by the independent auditors as to whether, in their view, the request is consistent with the SEC’s rules on auditor independence.

The Audit Committee will not grant approval for:

•	any services prohibited by applicable law or by any rule or regulation of the SEC or other regulatory body applicable to the Company;
•	provision by the independent auditor to the Company of strategic consulting services of the type typically provided by management consulting firms; or
•
the retention of the independent auditor in connection with a transaction initially recommended by the independent auditor, the tax treatment of which may not be clear under the Internal Revenue Code and related regulations and which it is reasonable to conclude will be subject to audit procedures during an audit of the Company’s financial statements.

Tax services proposed to be provided by the auditor to any director, officer or employee of the Company who is in an accounting role or financial reporting oversight role must be approved by the Audit Committee on a case-by-case basis where such services are to be paid for by the Company, and the Audit Committee will be informed of any services to be provided to such individuals that are not to be paid for by the Company.

In determining whether to grant pre-approval of any non-audit services in the “all other” category, the Audit Committee will consider all relevant facts and circumstances, including the following four basic guidelines:

•	whether the service creates a mutual or conflicting interest between the auditor and the Company;
•	whether the service places the auditor in the position of auditing his or her own work;
•	whether the service results in the auditor acting as management or an employee of the Company; and
•	whether the service places the auditor in a position of being an advocate for the Company.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibit Listing

Exhibit No.	Document Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, filed herewith.
3.2	By-laws of the Registrant (1)
4.1	China 3C Group Amended 2005 Equity Incentive Plan. (2)
10.1
Stock Purchase Agreement, dated as of October 17, 2005, by and among Sun Oil & Gas, Inc., EH&P Investments, John D. Swain, Fred Holcapek, PH Holding Group, Ma Cheng Ji, Zhou Wei, Zeng Xiu Lan, Gu Xiao Dong, Jacksonville Management
Ltd., Colin Wilson, Alliance Capital Management, Inc., Hanzhong Fang and China U.S. Bridge Capital, Ltd.(3)

10.2	Consulting Services Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang Yong Xing Digital Technology Co., Ltd. (4)
10.3	Operating Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang Yong Xing Digital Technology Co., Ltd. (4)
10.4	Proxy and Voting Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang Yong Xing Digital Technology Co., Ltd. (4)
10.5	Option Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang Yong Xing Digital Technology Co., Ltd. (4)
10.6	Equity Pledge Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang Yong Xing Digital Technology Co., Ltd. (4)
10.7	Subscription Agreement, dated as of December 20, 2005, between the Registrant and Huiqi Xu. (5)
10.8	Consulting Agreement, dated as of December 20, 2005, among the Registrant, Wen-An Chen and Huoqing Yang. (5)
10.9	Guarantee Contract between the Registrant and Shenzhen Shiji Ruicheng Guaranty and Investment Co. Ltd., dated as of December 21, 2005. (6)
10.10
Agreement and Plan of Merger, dated as of December 21, 2005, among the Registrant, YX Acquisition Corporation, Capital Future Development Limited, Zhenggang Wang, Yimin Zhang, Weiyi Lv, Xiaochun Wang, Zhongsheng Bao, Simple (Hongkong) Investment & Management Company Limited, First Capital Limited, Shenzhen Dingyi Investment & Consulting Limited and China US Bridge Capital Limited. (6)

10.11	Form of Promissory Note dated December 21, 2005. (6)
10.12
Share Exchange Agreement, dated as of November 28, 2006, among China 3C Group, Capital Future Development Limited (“CFDL”), Shanghai Joy & Harmony Electronics Company Limited, and the shareholders of CFDL. (7)

10.13	Form of Securities Purchase Agreement, dated July 13, 2007, by and among the Registrant and certain subscribers (8)
10.14	Letter of Intent for Strategic Partnership, dated November 22, 2007, between the Registrant’s subsidiary Zhejiang Yongxin Technology Limited and Hangzhou Xituo Network Technology Company (9)
10.15	Consignment Agreement, dated January 2, 2008, between the Registrant’s subsidiary Hangzhou Shan He Electric Company Limited and Hangzhou Lotour Digital Products Business Company Limited (10)

10.16	Consignment Agreement, dated January 3, 2008, between the Registrant’s subsidiary Hangzhou Wang Da Electric Company Limited and Hangzhou Lotour Digital Products Business Company Limited (10)
14.1	Code of Business Conduct and Ethics, filed herewith.
21.1	List of Subsidiaries, filed herewith.
31.1
Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2
Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.
99.1	Press Release dated March 27, 2008, filed herewith.
_________________
(1) Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on January 3, 2007.
(2) Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-141173) dated March 9, 2007.
(3) Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on October 21, 2005
(4) Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on September 11, 2007.
(5) Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 20, 2005.
(6) Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 22, 2005.
(7) Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 11, 2006.
(8) Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on July 17, 2007.
(9) Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on November 28, 2007.
(10) Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on January 17, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March 2008.

CHINA 3C GROUP
/s/ Zhenggang Wang
Zhenggang Wang
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ Zhenggang Wang		March 27, 2008
Zhenggang Wang	Chief Executive Officer and Chairman

/s/ Xiang Ma
Xiang Ma	President	March 27, 2008

/s/ Weidong Huang
Weidong Huang	Chief Financial Officer	March 27, 2008

/s/ Chenghua Zhu
Chenghua Zhu	Director	March 27, 2008

/s/ Mingjun Zhu
Mingjun Zhu	Director	March 27, 2008

/s/ Rongjin Weng
Rongjin Weng	Director	March 27, 2008

/s/ Wei Kang Gu
Wei Kang Gu	Director	March 27, 2008

/s/ Kenneth T. Berents
Kenneth T. Berents	Director	March 27, 2008

/s/ Joseph J. Levinson
Joseph J. Levinson	Director	March 27, 2008

CHINA 3C GROUP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

MORGENSTERN, SVOBODA & BAER, CPA’s, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MORGENCPA@CS.COM

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China 3C Group Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China 3C Group as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year ended December 21, 2007. We also have audited China 3C Group’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). China 3c Group ‘s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding on internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our audits.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China 3C Group as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, China 3C Group maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Morgenstern, Svoboda & Baer CPA’s P.C.
Certified Public Accountants

New York, New York
March 4, 2008

CHINA 3C GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND DECEMBER 31,2006

ASSETS	12/31/2007	12/31/2006
Current Assets
Cash and cash equivalents	$24,952,614	$6,498,450
Accounts receivable, net	8,077,533	8,013,071
Inventory	6,725,371	2,779,506
Advance to supplier	2,572,285	2,215,841
Prepaid expenses	382,769	60,059
Total Current Assets	42,710,572	19,566,927

Property & equipment, net	89,414	65,803
Goodwill	20,348,278	20,348,278
Refundable deposits	48,541	6,567
Total Assets	$63,196,805	$39,987,575

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$3,108,235	$1,964,663
Income tax payable	2,684,487	2,596,517
Notes payable	-	4,500,000
Total Current Liabilities	5,792,722	9,061,180

Stockholders’ Equity

Common stock, $.001 par value, 100,000,000
shares authorized, 52,673,938 and 52,488,938 issued and outstanding	52,674	52,489
Additional paid in capital	19,465,776	17,352,691
Subscription receivable	(50,000)	(50,000)
Statutory reserve	7,234,295	3,320,755
Other comprehensive income	1,872,334	427,616
Retained earnings	28,829,004	9,822,844
Total Stockholders’ Equity	57,404,083	30,926,395
Total Liabilities and Stockholders’ Equity	$63,196,805	$39,987,575

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR YEARS ENDING DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005

Sales, net	$276,026,673	$148,218,848	$32,588,634

Cost of sales	226,656,242	125,411,758	28,325,332
Gross profit	49,370,431	22,807,090	4,263,302

General and administrative expenses	13,614,500	5,544,924	1,706,869
Income from operations	35,755,931	17,262,166	2,556,433

Other (Income) Expense
Interest income	(88,413)	(31,293)	(10,156)
Other expense	74,215	100,646	17,364
Interest expense	-	7,565	2,954
Total Other (Income) Expense	(14,198)	76,918	10,162
Income before income taxes	35,770,129	17,185,248	2,546,271

Provision for income taxes	12,850,429	5,908,122	1,088,021
Net income	$22,919,700	$11,277,126	$1,458,250

Net income per share:
Basic & diluted	$0.44	$0.24	$0.04

Weighted average number of shares outstanding:
Basic & diluted	52,671,438	46,179,507	35,133,427

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$22,919,700	$11,277,126	$1,458,250
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	40,714	20,191	17,420
Gain on asset disposition	-	(936)
Provision for bad debts	9,021	82,686	-
Stock based compensation	2,113,270	-	225,680
Amortization of deferred consulting expense	-	387,945	12,055
Shares to be issued to consultants			498,000
(Increase) / decrease in assets:
Accounts receivables	(73,483)	(2,375,209)	(286,498)
Inventory	(3,945,865)	(487,593)	(421,658)
Prepaid expense	(322,710)	85,216	(42,522)
Advance to supplier	(356,444)	(848,848)	(372,000)
Deposits	(41,974)	(5,929)	1,288
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	1,143,572	1,356,272	(267,816)
Income tax payable	87,970	1,477,695	122,067
Total Adjustments	(1,345,929)	(308,510)	(513,984)

Net cash provided by operating activities	21,573,771	10,968,616	944,266

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(64,325)	(30,591)	(2,308)
Proceeds from asset sales	-	1,508	-
Net cash used by Investing activities	(64,325)	(29)	(2,308)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution to subsidiary before acquisition	-	-	1,210,000
Dividends paid	-	-	(529,140)
Proceed on loan from related parties	-	-	97,760
Payments on loan to related parties	-	-	(250,877)
Payments of acquisition notes - net of cash acquired	(4,500,000)	(6,550,157)	-
Payments of notes - other	-	(7,769)	(9,807)
Net cash provided by financing activities	(4,500,000)	(6,557,926)	517,936

Effect of exchange rate changes on cash and cash equivalents	1,444,718	167,621	19,670

Net change in cash and cash equivalents	18,454,164	4,549,228	1,479,564
Cash and cash equivalents, beginning balance	6,498,450	1,949,222	469,658
Cash and cash equivalents, ending balance	$24,952,614	$6,498,450	$1,949,222
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$12,762,459	$3,534,155	965,354
Interest payments	$-	$7,565	2,954

Non cash transactions relating to acquisitions
Purchased Goodwill		$(20,348,278)
Fair value of assets purchased less cash acquired		(5,451,879)
Acquisition financed with stock issuance		14,750,000
Acquisition financed with notes		12,500,000
Net cash acquired in acquisitions		$1,449,843

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

			Shares	Additional	Other	Deferred				Total
	Common Stock		to be	Paid-In	Comprehensive	Consulting	Subscription	Statutory	Retained Earnings	Stockholders’
	Shares	Amount	issued	Capital	Income	Expense	Receivable	Reserve		Equity
Balance December 31, 2004	35,000,000	$35,000	$-	$267,500	$-	$-	$-	$70,379	$383,297	$756,176

Changes due to recapitalization	2,613,282	2,613		1,226,387						1,229,000
Shares issued for consulting fees			498,000							498,000
Warrants issued for deferred consulting fees				400,000		(387,945)				12,055
Stock issued for guarantee fee	2,256,795	2,257		223,423						225,680
Warrants exercised			4,000	(4,000)						-
Stock subscription receivable							(50,000)			(50,000)
Dividend paid									(525,460)	(525,460)
Foreign currency translation adjustments					74,950					74,950
Transfer to statutory reserve								331,651	(331,651)	-
Net income for the year ended December 31, 2005									1,458,250	1,458,250
Balance December 31, 2005	39,870,077	$39,870	$502,000	$2,113,310	$74,950	$(387,945)	$(50,000)	$402,030	$984,436	$3,678,651

Stock Issued	8,980,000	8,980	(502,000)	493,020
Foreign currency translation adjustments					167,621					167,621
Income for the year ended December 31, 2006									11,277,126	11,277,126
Transfer to statutory reserve								2,438,717	(2,438,717)
Purchase Acquisition	3,638,861	3,639		14,746,361	185,045			480,008		15,415,053
Transferred To prepaid						387,945				387,945
Balance December 31, 2006	52,488,938	$52,489	-	$17,352,691	$427,616	-	$(50,000)	$3,320,755	$9,822,844	$30,926,395

Foreign currency translation adjustments					1,444,718					1,444,718
Stock based compensation	185,000	185		2,113,085						2,113,270
Transfer to statutory reserve								3,913,540	(3,913,540)	-
Income for Year
Ended December 31, 2007									22,919,700	22,919,700
Balance December 31, 2007	52,673,938	$52,674		$19,465,776	$1,872,334		(50,000)	$7,234,295	$28,829,004	$57,404,083

The accompanying notes are an integral part of these consolidated financial statements

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

On December 21, 2005 Capital became a wholly owned subsidiary of China 3C Group through a reverse merger. China 3C Group acquired all of the issued and outstanding capital stock of Capital pursuant to a Merger Agreement dated at December 21, 2005 by and among China 3C Group, XY Acquisition Corporation, Capital and the shareholders of Capital (the “Merger Agreement”). Pursuant to the Merger Agreement, Capital became a wholly owned subsidiary of China 3C Group and, in exchange for the Capital shares, China 3C Group issued 35,000,000 shares of its common stock to the shareholders of Capital, representing 93% of the issued and outstanding capital stock of China 3C Group at that time and a cash consideration of $500,000. On August 15, 2007, the Company changed the ownership structure. As a result, instead of (Capital) owning 100% of (Zhejiang) as previously disclosed, (Capital) has entered into contractual agreements with (Zhejiang) whereby (Capital) owns a 100% interest in the revenues of (Zhejiang). (Capital) does not have an equity interest in (Zhejiang), but enjoys all the economic benefits. Under this structure, (Zhejiang) is now a wholly foreign owned enterprise (WOFE) of Capital. The contractual agreements give (Capital) and its’ equity owners an obligation, and having ability to absorb, any losses, and rights to receive returns. (Capital) will be unable to make significant decisions about the activities of the company and can not carry out its principal activities without financial support. These characteristics as defined in Financial Accounting Standards Board (FASB) interpretation 46, Consolidation of Variable Interest Entities (VIEs), qualifies the business operations of (Zhejiang) to be consolidated with (Capital) and ultimately with China 3C Group.

The Company is now engaged in the business of mobile phone, facsimile machines, DVD players, stereo’s, speakers, MP3 and MP4 players, iPod, electronic dictionaries, CD players, radios, Walkman, and audio systems distribution.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Renminbi, however the accompanying consolidated financial statements have been translated and presented in United States Dollars.

Translation Adjustment
As of December 31, 2007 and December 31, 2006, the accounts of Zhejiang, Wang Da, Yiwu, Sanhe, and Joy & Harmony were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (SFAS) No. 52, Foreign Currency Translation, with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a component of shareholders equity. Transaction gains and losses are reflected in the income statement.

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $ 103,803 and $90,780 as at December 31, 2007 and December 31, 2006 respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of December 31, 2007 and December 31, 2006 inventory consisted of finished goods valued at $ 6,725,371 and $ 2,779,506 respectively.

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

Furniture and Fixtures & Office Equipment	5 years
Automobile	5 years

As of December 31, 2007 and 2006 Property, Plant & Equipment consist of the following:

	2007	2006
Automobile	$138,330	$103,749
Office equipment	105,612	75,869
	243,942	179,618
Accumulated depreciation	(154,528)	(113,815)
	$89,414	$65,803

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, ¡§Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2007 there were no significant impairments of its long-lived assets.

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

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for the Company for its December 31, 2006 year-end. The adoption of SAB 108 had no impact on the Company’s consolidated financial statements.

In February, 2007, FASB issued SFAS 159 ‘The Fair Value Option for Financial Assets and Financial Liabilities’ - Including an Amendment of FABS Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The management is currently evaluating the effect of this pronouncement on financial statements.

Note 3 - ADVANCE TO SUPPLIER

Advance to suppliers represents payments to suppliers for payments of finished goods. As of December 31, 2007 and December 31, 2006 the company had paid $2,572,285 and $2,215,841, respectively as advances to supplies.

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

On March 6, 2007, the Company issues 180,000 shares of common stock, $.001 par value, issuable pursuant to the China 3C Group amended 2005 Equity Incentive Plan. These shares under rule 405 and rule 144, respectively, under the Securities Act of 1933, as amended, are deemed “restricted securities”.

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

On January 2, 2007 the company issued, to an other newly appointed Board member, an option grant (incentive Stock Options) to purchase 50,000 shares of common stock at the closing price as of January 2 2007. Options expire 10 years from issuance. As of December 17, 2007, the Board member resigned .

On May 7, 2007 the Board of Directors appointed Joseph Levinson to serve as a member of the Board of Directors of the Company. Mr. Levinson has been named chairman of the Nominating Committee of the Company. In addition, Mr. Levinson will be in charge of Investor Relations for the Company.
As compensation for the services set forth herein, Mr. Levinson will receive:

A monthly grant during his Term of 1,000 shares of the Company’s Common Stock,

An annual grant of Stock Options to purchase 300,000 shares of common stock of the Company. The annual grant of Stock Options shall vest immediately upon issuance. The exercise price of the initial grant of Stock Options shares shall be based on the closing price of the common stock of the Company on May 7, 2007.

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 6 - STOCK WARRANTS, OPTIONS, AND COMPENSATION (continued)

Stock options—The three Stock options have a ten-year life and were fully vested upon issuance. The option holder has no voting or dividend rights. The grant price was equal the market price at the date of grant. The company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the date of grant stock option pricing

Year ended
December 31, 2007

Expected Volatility	130%
Expected term (in years)
Todd L. Mavis	2
Kenneth T. Berents	9
Joseph Levinson	9
Expected dividends	-
Risk-free rate of return (weighted average)	2%
Weighted average grant-date fair value	3.8-6.15

Expected volatility is based on the historical volatility of the Company’s stock price. The expected term represents the estimated average period of time that the options remain outstanding. No dividend payouts were assumed, as the Company has no plans to declare dividends during the expected term of the stock options. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options.

The Company did not grant any option during the year ended December 31, 2007
				Aggregate
		Exercise	Remaining	Intrinsic
	Total	Price	Life	Value

OUTSTANDING, DECEMBER 2006	50,000	4.16	9	$-
Granted in 2007	50,000	3.8	2	-
	300,000	6.15	9	-
Exercised in 2007	-	-	-	-
OUTSTANDING, DECEMBER 2007	400,000			-

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

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

The following is a reconciliation of income tax expense:

12/31/2007	U.S.	State	International	Total
Current	$-	$800	$2,683,687	$2,684,487
Deferred	-	-	-	-
Total	$-	$800	$2,683,687	$2,684,487

12/31/2006	U.S.	State	International	Total
Current	$-	$800	$5,907,322	$5,908,122
Deferred	-	-	-	-
Total	$-	$800	$5,907,322	S5,908,122

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:
	12/31/2007	12/31/2006
US statutory tax rate	34%	34%
Foreign income not recognized in US	34%	34%
PRC income tax	33%	33%

Effective rate	33%	33%

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 10 - COMMITTMENTS

The Company leases various office facilities under operating leases that terminate thru 2011. The Company also has management agreements that terminate in 2007. The future minimum obligations under these agreements are as follows:

2008	$140,775
2009	$62,380
2010	$34,812
2011	$16,450

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2007 and December 31, 2006, the Company had allocated $7,234,295 and $3,320,755, respectively, to these non-distributable reserve funds.

Note 12 - OTHER COMPREHENSIVE INCOME
Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders equity, at December 31, 2007 and 2006 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2005	$74,950	$74,950
Change for 2006	352,666	352,666
Balance at December 31, 2006	427,616	427,616
Change for 2007	1,444,718	1,444,718
Balance at December 31, 2007	$1,872,334	$1,872,334

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

Note 14 - MAJOR CUSTOMERS AND CREDIT RISK

During the years ended December 31, 2007, no customer accounted for more than 10% of the company’s sales or accounts receivable. At December 31, 2007 four (4) vendors comprised more than 31% of the company’s accounts payable. No vendors accounted for more than 10% of the company’s purchases during 2007.

Note 15 - SUBSEQUENT EVENTS

On July 13, 2007, China 3C Group (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Investors”) for the sale of an aggregate of 2,095,714 shares of the Company’s common stock, $.001 par value per share (the “Shares”) and at a purchase price of $5.60 per Share for an aggregate purchase price equal to approximately $11.74 million in a transaction exempt from registration under the Securities Act of 1933, as amended. In connection with the Transaction, the Company has agreed to provide the Investors rights to register the Shares pursuant to the terms of a registration rights agreement (the “Registration Rights Agreement”) to be entered into upon the closing of the Transaction. The issuance of the Shares was exempt from registration. As of September 30, 2007, the Company has received notices from all investors that they have exercised their rights to terminate their obligation under the agreement and not participate in the transaction.

On October 8, 2007 the Company issued press release, upon the resignation of former CFO, the Company appointed Mr. Mr. Weidong Huang, CFO, to fill vacancy effective as of this date.

On January 2, 2008, the Company entered into a Consignment Agreement with Hangzhou Lotour Digital Products Business Company Limited (“Lotour”), whereby Lotour would act as an exclusive, value added reseller of the Company’s audio-visual products, small household appliance, mobile phones and mobile phone accessories, until December 31, 2008.