Form 10-Q
period 2008-03-31
China 3C Group
filed 2008-05-16
CIK 1076784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

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

Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

As of May 10, 2008 the registrant had 52,673,938 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MORGENSTERN, SVOBODA & BAER, CPA’s, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MORGENCPA@CS.COM

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China 3C Group and Subsidiaries

We have reviewed the accompanying consolidated balance sheets of China 3C Group as of March 31, 2008 and the consolidated statements of operations for the three months ended March 31, 2008 & 2007 and consolidated statements of cash flows and shareholders equity for the three months then ended. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of China 3C Group as of December 31, 2007 and the related consolidated statements of income retained earnings and comprehensive income, and consolidated statements of cash flows for the year then ended; and in our report dated March 4, 2008 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Morgenstern, Svoboda & Baer CPA’s P.C.
Certified Public Accountants

New York, New York
May 9, 2008

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

	3/31/2008	12/31/2007
ASSETS
Current Assets
Cash and cash equivalents	$23,421,645	$24,952,614
Accounts receivable, net	14,804,457	8,077,533
Inventory	10,977,257	6,725,371
Advance to supplier	1,645,508	2,572,285
Prepaid expenses	264,625	382,769
Total Current Assets	51,113,492	42,710,572

Property & equipment, net	85,763	89,414
Goodwill	20,348,278	20,348,278
Refundable deposits	54,468	48,541
Total Assets	$71,602,001	$63,196,805

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$4,977,584	$3,108,235
Income tax payable	1,847,239	2,684,487
Total Current Liabilities	6,824,823	5,792,722

Stockholders’ Equity

Common stock, $.001 par value, 100,000,000 shares authorized, 52,673,938 and 52,673,938 issued and outstanding	52,674	52,674
Additional paid-in capital	19,465,776	19,465,776
Subscription receivable	(50,000)	(50,000)
Statutory reserve	7,234,295	7,234,295
Other comprehensive income	3,472,384	1,872,334
Retained earnings	34,602,049	28,829,004
Total Stockholders’ Equity	64,777,178	57,404,083
Total Liabilities and Stockholders’ Equity	$71,602,001	$63,196,805

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDING MARCH 31, 2008 AND 2007

	2008	2007

Sales, net	$68,153,455	$84,523,194

Cost of sales	57,607,075	70,590,912
Gross profit	10,546,380	13,932,282

General and administrative expenses	2,986,044	3,726,162
Income from operations	7,560,336	10,206,120

Other (Income) Expense
Interest income	(36,095)	(13,791)
Other expense	12,813	6,864
Total Other (Income) Expense	(23,282)	(6,927)
Income before income taxes	7,583,618	10,213,047

Provision for income taxes	1,810,573	3,749,259
Net income	$5,773,045	$6,463,788

Net income per share:
Basic	$0.11	$0.12
Diluted	$0.11	$0.12

Weighted average number of shares outstanding:
Basic	52,673,938	52,578,938
Diluted	53,073,938	52,578,938

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,773,045	$6,463,788
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation	9,946	10,056
Gain on asset disposition	(2,161)	-
Provision for bad debts	13,498	357
Stock based compensation	117,557	851,400
(Increase) / decrease in assets:
Accounts receivables	(6,740,422)	(2,665,528)
Inventory	(4,251,886)	(1,845,097)
Prepaid expense	587	23,129
Advance to supplier	926,777	(1,224,393)
Deposits	(5,927)	(41,950)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	1,869,349	(95,078)
Income tax payable	(837,248)	1,151,782
Total adjustments	(8,899,930)	(3,835,322)

Net cash (used in) provided by operating activities	(3,126,885)	2,628,466

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(6,581)	(34,879)
Proceeds from asset sales	2,447	-
Net cash used by investing activities	(4,134)	(34,879)

Effect of exchange rate changes on cash and cash equivalents	1,600,050	(6,851)

Net change in cash and cash equivalents	(1,530,969)	2,586,736
Cash and cash equivalents, beginning balance	24,952,614	6,498,450
Cash and cash equivalents, ending balance	$23,421,645	$9,085,186
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$2,647,821	$2,597,477
Interest payments	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND THE YEAR ENDED DECEMBER 31, 2007

			Additional	Other				Total
	Common Stock		Paid-In	Comprehensive	Subscription	Statutory		Stockholders’
	Shares	Amount	Capital	Income	Receivable	Reserve	Retained Earnings	Equity
Balance December 31, 2006	52,488,938	$52,489	$17,352,691	$427,616	$(50,000)	$3,320,755	$9,822,844	$30,926,395
Foreign currency translation adjustments				1,444,718				1,444,718
Income for the year ended December 31, 2007							22,919,700	22,919,700
Transfer to statutory reserve						3,913,540	(3,913,540)
Stock based compensation	185,000	185	2,113,085					2,113,270

Balance December 31, 2007	52,673,938	52,674	19,465,776	1,872,334	(50,000)	7,234,295	28,829,004	57,404,083

Foreign currency translation adjustments				1,600,050				1,600,050
Income for the three months ended March 31, 2008							5,773,045	5,773,045
Balance March 31, 2008	52,673,938	$52,674	$19,465,776	$3,472,384	$(50,000)	$7,234,295	$34,602,049	$64,777,178

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Note 1 - ORGANIZATION

China 3C Group (the “Company”) was incorporated on August 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited - BVI (“Capital”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang Yong Xin Digital Technology Co., Ltd. (“Zhejiang”), Yiwu Yong Xin Communication Ltd. (“Yiwu”), Hangzhou Wang Da Electronics Co., Ltd. (“Wang Da”), Hangzhou Sanhe Electronic Technology Limited (“Sanhe”), and Shanghai Joy & Harmony Electronics Company Limited (“Joy & Harmony”) were incorporated under the laws of Peoples Republic of China on July 11, 2005, July 18, 1997, March, 30, 1998, April 12, 2004, and August 20, 2003, respectively.

On December 21, 2005 Capital became a wholly owned subsidiary of China 3C Group through a reverse merger. China 3C Group acquired all of the issued and outstanding capital stock of Capital pursuant to a Merger Agreement dated as of December 21, 2005 by and among China 3C Group, XY Acquisition Corporation, Capital and the shareholders of Capital (the “Merger Agreement”). Pursuant to the Merger Agreement, Capital became a wholly owned subsidiary of China 3C Group and, in exchange for the Capital shares, China 3C Group issued 35,000,000 new shares of its common stock to the shareholders of Capital, representing 93% of the then issued and outstanding capital stock of China 3C Group and a cash consideration of $500,000. Capital is a holding company and owns all the issued and outstanding capital stock of Sanhe and Joy & Harmony. On August 15, 2007, the Company changed the ownership structure. As a result, instead of Capital owning 100% of Zhejiang, as previously was the case, Capital entered into contractual agreements with Zhejiang whereby Capital owns a 100% interest in the revenues of Zhejiang. Capital does not have an equity interest in Zhejiang, but is deemed to have all the economic benefits and liabilities by contract. Under this structure, Zhejiang is now a wholly foreign owned enterprise (WOFE) of Capital. The contractual agreements give Capital and its’ equity owners an obligation to absorb any losses and rights to receive revenue. Capital will be unable to make significant decisions about the activities of Zhejiang and cannot carry out its principal activities without financial support. These characteristics as defined in Financial Accounting Standards Board (FASB) interpretation 46, Consolidation of Variable Interest Entities (VIEs), qualifies the business operations of Zhejiang to be consolidated with Capital and ultimately with China 3C Group. Zhejiang owns 90% of the issued and outstanding capital stock of each of Wang Da and Yiwu.

The Company is now engaged in the business of resale and distribution of mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPods, electronic dictionaries, CD players, radios, Walkmans, and audio systems.

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

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Translation Adjustment

As of March 31, 2008 and December 31, 2007, the accounts of Zhejiang, Wang Da, Yiwu, Sanhe, and Joy & Harmony were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (SFAS) No. 52, Foreign Currency Translation, with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a component of shareholders equity. Transaction gains and losses are reflected in the income statement.

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

Principles of Consolidation

The consolidated financial statements include the accounts of China 3C Group and its wholly owned subsidiaries Capital, Zhejiang, Wang Da, Yiwu, Joy & Harmony, and Sanhe, collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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
MARCH 31, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $121,763 and $103,803 as at March 31, 2008 and December 31, 2007, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market price. Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of March 31, 2008 and December 31, 2007 inventory consisted of finished goods valued at $10,977, 257 and $6,725,371, respectively.

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

Furniture and Fixtures & Office Equipment	5 years
Automobile	5 years

As of March 31, 2008 and December 31, 2007 Property, Plant & Equipment consist of the following:

	2008	2007
Automobile	$132,627	$138,330
Office equipment	112,193	105,612
	244,820	243,942
Accumulated depreciation	(159,057)	(154,528)
	$85,763	$89,414

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS No. 144. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2008 there were no significant impairments of its long-lived assets.

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

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, Accounting for stock issued to employees (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No. 123.

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

Basic and Diluted Earnings per Share

Earnings per share are calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings per share. SFAS No. 128 superseded Accounting Principles Board Opinion No. 15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Statement of Cash Flows

In accordance with the Statement of Financial Accounting Standards No. 95, Statement of Cash Flows, cash flows from the Company’s operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

Segment Reporting

Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information requires use of the management approach model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

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
MARCH 31, 2008

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

On February 16, 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No 133, Accounting for Derivative Instruments and Hedging Activities, and SFAF No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

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

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2006, FASB issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded statues in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements.

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

In February 2007, FASB issued SFAS 159 The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FABS Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The management is currently evaluating the effect of this pronouncement on financial statements.

Note 3 - ADVANCE TO SUPPLIER

Advance to suppliers represents payments to suppliers for payments of finished goods. As of March 31, 2008 and December 31, 2007 the Company had paid $1,645,508 and $2,572,285, respectively as advances to supplies.

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Note 4 - COMMON STOCK

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

On December 21, 2005, the Company announced a plan named the China 3C Group 2005 Equity Incentive Plan (the “Plan¨) for providing incentives to attract, retain and motivate eligible persons whose presence and potential contributions are important to the success of the Company. 5,000,000 shares of common stock were allocated to the Plan.

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

Pursuant to share exchange agreement, dated August 3, 2006, the company issued 915,751 shares of restricted common stock, to the former shareholders of Hangzhou Sanhe Electronic Technology Limited. The shares were valued at $3,750,000, which was the fair value of the shares at the date of exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

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

On March 6, 2007, the Company issues 180,000 shares of common stock, $.001 par value, issuable pursuant to the China 3C Group amended 2005 Equity Incentive Plan. These shares are deemed “restricted securities” under rule 405 and rule 144 of the Securities Act of 1933, as amended.

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Note 5 - STOCK WARRANTS, OPTIONS, AND COMPENSATION

On December 20, 2005, the Company issued a warrant for 4,000,000 shares to two individuals with an exercise price of $0.10. The warrants were issued for consulting services to be provided from December 20, 2005 to December 19, 2006. The warrant was exercisable immediately and was exercised on December 30, 2005.

The Company is amortizing the fair value of the warrants, $400,000, over the period of the agreement. The fair value of the warrants was calculated assuming 293% volatility, term of the warrant of 3 years, risk free rate of 4% and dividend yield of 0%. For the year ended December 31, 2006 and December 31, 2005, $387,945 and $12,055 of consulting fees were expensed relating to the warrants, respectively.

On December 8, 2006 the Company issued, to a newly appointed Board member, an option grant (incentive stock options) to purchase 50,000 shares of common stock at the closing price as of December 7, 2006. The options expire 10 years from issuance.

On January 2, 2007 the Company issued, to an other newly appointed Board member, an option grant (incentive stock options) to purchase 50,000 shares of common stock at the closing price as of January 2 2007. The options expire 10 years from issuance. As of December 17, 2007, the Board member resigned.

On May 7, 2007 the Board of Directors appointed Joseph Levinson to serve as a member of the Board of Directors of the Company. Mr. Levinson has been named chairman of the Nominating Committee of the Company. In addition, Mr. Levinson is in charge of investor relations for the Company.
As compensation for the services set forth herein, Mr. Levinson receives:

•	A monthly grant during his term of service of 1,000 shares of the Company’s common stock,
•
An annual grant of stock options to purchase 300,000 shares of common stock of the Company. The annual grant of stock options vested immediately upon issuance. The exercise price of the initial grant of stock options shares was based on the closing price of the common stock of the Company on May 7, 2007.

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Note 5 - STOCK WARRANTS, OPTIONS, AND COMPENSATION (CONTINUED)

Stock options—The three stock option grants have a ten-year life and were fully vested upon issuance. The option holder has no voting or dividend rights. The grant price was equal the market price at the date of grant. The Company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the date of grant stock option pricing.

Three Months ended
March 31, 2008

Expected Volatility	153%
Expected term (in years)
Todd L. Mavis	2
Kenneth T. Berents	9
Joseph Levinson	9
Expected dividends	-
Risk-free rate of return (weighted average)	3%
Weighted average grant-date fair value	3.8-6.15

Expected volatility is based on the historical volatility of the Company’s stock price. The expected term represents the estimated average period of time that the options remain outstanding. No dividend payouts were assumed, as the Company has no plans to declare dividends during the expected term of the stock options. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options. Revaluation of the value of these options, as required by EITF 96-18, resulted in a service period expense of $117,557 for the three months ending March 31, 2008.

The Company did not grant any option during the year ended March 31, 2008.

Note 6 - STOCK EXCHANGE AGREEMENT

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
MARCH 31, 2008

Note 7 - COMPENSATED ABSENCES

Regulation 45 of local PRC labor law entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification, any unutilized leave is cancelled.

Note 8 - INCOME TAXES

The Company through its subsidiaries, Zhejiang, Wang Da, Sanhe, and Yiwu, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses of approximately $2,300,000 as of December 31, 2007 for income tax purposes. However, a hundred percent allowance has been created on the deferred tax asset of approximately $920,000 due to uncertainty of its realization.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is at a statutory rate of 25%.

The following is a reconciliation of income tax expense:

3/31/2008	U.S.	State	International	Total
Current	$-	$-	$1,810,573	$1,810,573
Deferred	-	-
Total	$-	$-	$1,810,573	$1,810,573

3/31/2007	U.S.	State	International	Total
Current	$-	$-	$3,749,259	$3,749,259
Deferred	-	-	-	-
Total	$-	$-	$3,749,259	S 3,749,259

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	3/31/2008	3/31/2007

US statutory tax rate	34%	34%
Foreign income not recognized in US	-34%	-34%
PRC income tax	25%	33%

Effective rate	25%	33%

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Note 9 - COMMITTMENTS

The Company leases various office facilities under operating leases that terminate thru 2011. The Company also has management agreements that terminated in 2007 but were renewed in 2008. The future minimum obligations under these agreements are as follows:

2009	$114,989
2010	$71,719
2011	$31,849
2012	$10,696

Note 10 - STATUTORY RESERVE

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2008 and December 31, 2007, the Company had allocated $7,234,295 to these non-distributable reserve funds.

Note 11 - OTHER COMPREHENSIVE INCOME
Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders equity, at March 31, 2008 and December 31, 2007 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2006	$427,616	$427,616
Change for 2007	1,444,718	1,444,718
Balance at December 31, 2007	1,872,334	1,872,334
Change for 2008	1,600,050	1,600,050
Balance at March 31, 2008	$3,472,384	$3,472,384

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Note 12 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC and by the general state of the PRC’s economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 13 - MAJOR CUSTOMERS AND CREDIT RISK

During the quarter ended March 31, 2008, no customer accounted for more than 10% of the Company’s sales or accounts receivable. At March 31, 2008 three (3) vendors comprised more than 35% of the Company’s accounts payable. No vendors accounted for more than 10% of the Company’s purchases during 2007.

Forward Looking Statements

We have included, and from time to time may make in our public filings, press releases or other public statements, certain statements, including, without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2. In some cases, these statements are identifiable through the use of words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “project”, “target”, “can”, “could”, “may”, “should”, “will”, “would”, and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

China 3C Group was incorporated on August, 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited (“CFDL”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang Yong Xin Digital Technology Co., Ltd. (“Zhejiang”), Yiwu Yong Xin Communication Ltd. (“Yiwu”), Hangzhou Wandga Electronics Co., Ltd. (“Wang Da”), Hangzhou Sanhe Electronic Technology, Limited (“Sanhe”), and Shanghai Joy & Harmony Electronic Development Co., Ltd. (“SJHE”) were incorporated under the laws of Peoples Republic of China on July 11, 2005, July 18, 1997, March 30, 1998, April 12, 2004, and August 25, 2003, respectively. China 3C Group owns 100% of CFDL and CFDL own 100% of the capital stock of SJHE and HSET. Until August 14, 2007, when it made the change to its ownership structure described in the next paragraph in order to comply with certain requirements of PRC law, CFDL owned 100% of the capital stock of Zhenjiang.. Zhejiang owns 90% and Yiwu owns 10% of HWDA. Zhejiang owns 90% and Wang Da owns 10% of Yiwu. Collectively the six corporations are referred to herein as the Company.

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

The Company is now engaged in the business of the resale and distribution of mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPods, electronic dictionaries, CD players, radios, Walkmans, and audio systems. We sell and distribute these products through retail stores and secondary distributors.

Result of Operations

For the Three Months Ended March 31, 2008 and 2007

Net Sales

Net sales for the three months ended on March 31, 2008 decreased by 19%, to $68,153,455 compared with $84,523,194 for the three months ended March 31, 2007. The decrease was due to fact that we had fewer sales which management believes was contributed to by many factors including the slowdown in the retail markets in general, a significant snowstorm in China during the first two months of the year which created a backlog in our distribution channels, and the pressure of increased competition within the markets in which we operate.

Cost of Sales

Cost of sales for the three months ended on March 31, 2008 totaled $57,607,075 compared to $70,590,912 for the three months ended on March 31, 2007, a decrease of 18%. The decreased cost of sales was a direct result of the decrease in expenditures required to meet fewer customers’ requests during this period than last year.

Gross Profit Margin

Gross profit margin for the three months ending March 31, 2008 was 15.5% compared to 16.5% for the three months ending March 31, 2007. The lower gross profit margin was due to increasing unit purchase prices and unit sales prices that did not increase as much as purchases.

General and Administrative Expenses

General and administrative expenses for the three months ending March 31, 2008 totaled $2,986,044 or approximately 4% of net sales, compared to $3,726,162 or approximately 4% of net sales for the three months ended March 31, 2007, an decrease of 20%. The decrease was primarily due to strengthening cost controls such as rationalizing of management structure and increasing sophistication of computerized systems.

Income from Operations

Income from operations for the three months ended March 31, 2008 was $7,560,336 or 11% of net sales as compared to income from operations of $10,206,120 or 12% of net sales for the three months ending March 31, 2007, a decrease of 26%. Lower sales, higher product costs, and logistic costs such as higher distribution costs were the key factors for the decrease in income from operations.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2008 was $1,810,573 as compared with $3,749,259 for the three months ended March 31, 2007. The decrease was mainly attributed to the decrease in both taxable income and lower statutory tax rates effective for 2008 in China.

Net Income

Net income was $5,773,045 or 8.5% of net sales for the three months ended on March 31, 2008 compared to $6,463,788 or 7.6% of net sales for the three months ended on March 31, 2007, an decrease of 11%. The pressure of competition on retail price and continued rising prices on product unit costs were the critical factors which contributed to the decrease in net income.

Liquidity and Capital Resources

Operations and liquidity needs are funded primarily through cash flows from operations. Cash and cash equivalents were $23,421,645 at March 31, 2008, as compared to $9,085,186 at March 31, 2007, and compared to $24,952,614 at December 31, 2007.

Under the SJHE share exchange agreement, dated November 28, 2006, in exchange of surrendering all their ownership in SJHE, the SJHE shareholders received both stock consideration and cash consideration. The cash consideration consisted of $7,500,000 in cash is payable as follows: $3,000,000 within 10 business days after the closing of the transaction, and $4,500,000 payable six months after the closing of the transaction as evidenced by promissory notes issued by us to the Shanghai Shareholders. The $4,500,000 loan was repaid in the second quarter of 2007.

We believe that the funds available to us are adequate to meet our operating needs for the remainder of 2008.

Capital Expenditures

Total capital expenditures for the first three months of 2008 were $6,581 for purchase of fixed assets as compared to $34,897 for the first three months of 2007.

Working Capital Requirements

Historically operations and short term financing have been sufficient to meet our cash needs. We believe that we will be able to generate revenues from sales to provide the necessary cash flow to meet anticipated working capital requirements. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by the availability of financing products and raising capital.

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

Item 4T. Controls and Procedures.

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

Management’s Report on Internal Control over Financial Reporting

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in our annual report for the fiscal year ended December 31, 2007. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In addition, in 2007, we engaged a consulting firm to assist our management in evaluating and strengthening our internal control over financial reporting with the objective of full compliance with the Sarbanes-Oxley Act of 2002. Based on our evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our internal controls over financial reporting were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first fiscal quarter of 2008 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the stockholders in the quarter that are required to be disclosed.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Document Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of May, 2008.

CHINA 3C GROUP

By:	/s/ Zhenggang Wang
Name: Zhenggang Wang
Title: Chief Executive Officer and Chairman