Form 10-Q
period 2008-06-30
China 3C Group
filed 2008-08-11
CIK 1076784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2008

or

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
☐ Yes ☒ No

As of August 8, 2008 the registrant had 53,194,844 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MORGENSTERN, SVOBODA & BAER, CPA’s, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MORGENCPA@CS.COM

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China 3C Group

We have reviewed the accompanying consolidated balance sheets of China 3C Group as of June 30, 2008 and the consolidated statements of operations for the six months ended June 30, 2008 & 2007 and consolidated statements of cash flows and shareholders equity for the six months then ended. These financial statements are the responsibility of the Company's management.

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

Morgenstern, Svoboda & Baer CPA’s P.C.
Certified Public Accountants

New York, New York
August 6, 2008

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

	6/30/2008	12/31/2007
ASSETS
Current Assets
Cash and cash equivalents	$25,993,638	$24,952,614
Accounts receivable, net	19,099,910	8,077,533
Inventory	12,991,176	6,725,371
Advance to supplier	2,478,134	2,572,285
Prepaid expenses	147,185	382,769
Total Current Assets	60,710,043	42,710,572

Property & equipment, net	79,709	89,414
Goodwill	20,348,278	20,348,278
Refundable deposits	52,619	48,541
Total Assets	$81,190,649	$63,196,805

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$5,210,024	$3,108,235
Income tax payable	2,428,862	2,684,487
Total Current Liabilities	7,638,886	5,792,722

Stockholders' Equity

Common stock, $.001 par value, 100,000,000
shares authorized, 52,673,938 and 52,673,938 issued and outstanding	52,674	52,674
Additional paid in capital	19,465,776	19,465,776
Subscription receivable	(50,000)	(50,000)
Statutory reserve	7,234,295	7,234,295
Other comprehensive income	4,694,974	1,872,334
Retained earnings	42,154,044	28,829,004
Total Stockholders' Equity	73,551,763	57,404,083
Total Liabilities and Stockholders' Equity	$81,190,649	$63,196,805

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDING JUNE 30, 2008 AND 2007

	2008	2007

Sales, net	$146,668,847	$149,021,667

Cost of sales	123,246,750	123,651,187
Gross profit	23,422,097	25,370,480

General and administrative expenses	6,312,088	6,740,395
Income from operations	17,110,009	18,630,085

Other (Income) Expense
Interest income	(65,567)	(31,446)
Other (income) expense	(311,929)	5,693
Gain on asset disposal	(2,161)	-

Total Other (Income) Expense	(379,657)	(25,753)
Income before income taxes	17,489,666	18,655,838

Provision for income taxes	4,164,627	6,690,523
Net income	$13,325,039	$11,965,315

Net income per share:
Basic	$0.25	$0.23
Diluted	$0.25	$0.23

Weighted average number of shares outstanding:
Basic	52,673,938	52,608,938
Diluted	53,073,938	52,608,938

Comprehensive Income
Net Income	$13,325,039	$11,965,315
Foreign curreny translation adjustment	2,822,640	386,280

Comprehensive Income	$16,147,679	$12,351,595

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDING JUNE 30, 2008 AND 2007

	2008	2007

Sales, net	$78,515,392	$64,498,473

Cost of sales	65,639,675	53,060,275
Gross profit	12,875,717	11,438,198

General and administrative expenses	3,326,044	3,014,233
Income from operations	9,549,673	8,423,965

Other (Income) Expense
Interest income	(29,472)	(17,655)
Other (income) expense	(326,904)	(1,171)
Total Other (Income) Expense	(356,376)	(18,826)
Income before income taxes	9,906,049	8,442,791

Provision for income taxes	2,354,054	2,941,264
Net income	$7,551,995	$5,501,527

Net income per share:
Basic	$0.14	$0.10
Diluted	$0.14	$0.10

Weighted average number of shares outstanding:
Basic	52,673,938	52,608,938
Diluted	53,073,938	52,608,938
Comprehensive Income
Net Income	$7,551,995	$5,501,527
Foreign currency translation adjustment	1,222,590	393,131

Comprehensive Income	$8,774,585	$5,894,658

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$13,325,040	$11,965,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,069	21,767
Gain on asset disposition	(2,161)	-
Provision for bad debts	17,445	2,419
Stock based compensation	226,293	851,400
Amortization of deferred consulting expense		-
(Increase) / decrease in assets:
Accounts receivables	(11,039,822)	726,962
Inventory	(6,265,805)	(2,094,249)
Prepaid expense	9,291	28,585
Advance to supplier	94,151	(30,695)
Deposits	(4,078)	(37,649)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	2,101,789	1,092,296
Income tax payable	(255,625)	381,880
Total Adjustments	(15,098,453)	942,716

Net cash provided by (used in) operating activities	(1,773,413)	12,908,031

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(10,650)	(62,253)
Proceeds from asset sales	2,447	-
Net cash used in investing activities	(8,203)	(62,253)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of notes- other	-	(4,500,000)
Net cash used in financing activities		(4,500,000)
Effect of exchange rate changes on cash and cash equivalents	2,822,640	386,280

Net change in cash and cash equivalents	1,041,024	8,732,058
Cash and cash equivalents, beginning balance	24,952,614	6,498,450
Cash and cash equivalents, ending balance	$25,993,638	$15,230,508
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$4,420,252	$6,308,643
Interest payments	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND THE YEAR ENDED DECEMBER 31, 2007

			Additional	Other				Total
	Common Stock		Paid-In	Comprehensive	Subscription	Statutory		Stockholders'
	Shares	Amount	Capital	Income	Receivable	Reserve	Retained Earnings	Equity
Balance December 31, 2006	52,488,938	$52,489	$17,352,691	$427,616	$(50,000)	$3,320,755	$9,822,844	$30,926,395

Foreign currency translation adjustments				1,444,718				1,444,718

Income for the years ended December 31, 2007							22,919,700	22,919,700

Stock based compensation	185,000	185	2,113,085					2,113,270
Transferred To statutory reserve						3,913,540	(3,913,540)	-

Balance December 31, 2007	52,673,938	52,674	19,465,776	1,872,334	(50,000)	7,234,295	28,829,004	57,404,083

Foreign currency translation adjustments				2,822,640				2,822,640
Income for the three months ended June 30, 2008							13,325,040	13,325,040
Balance June 30, 2008	52,673,938	$52,674	$19,465,776	$4,694,974	$(50,000)	$7,234,295	$42,154,044	$73,551,763

The accompanying notes are an integral part of these consolidated financial statements

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

On December 21, 2005 Capital became a wholly owned subsidiary of China 3C Group through a reverse merger. China 3C Group acquired all of the issued and outstanding capital stock of Capital pursuant to a Merger Agreement dated at December 21, 2005 by and among China 3C Group, XY Acquisition Corporation, Capital and the shareholders of Capital (the "Merger Agreement"). Pursuant to the Merger Agreement, Capital became a wholly owned subsidiary of China 3C Group and, in exchange for the Capital shares, China 3C Group issued 35,000,000 shares of its common stock to the shareholders of Capital, representing 93% of the issued and outstanding capital stock of China 3C Group at that time and a cash consideration of $500,000. On August 15, 2007, the Company changed its ownership structure. As a result, instead of Capital owning 100% of Zhejiang as previously disclosed, Capital has entered into contractual agreements with Zhejiang whereby Capital owns a 100% interest in the revenues of Zhejiang. Capital does not have an equity interest in Zhejiang, but enjoys all the economic benefits. Under this structure, Zhejiang is now a wholly foreign owned enterprise (WOFE) of Capital. The contractual agreements give Capital and its’ equity owners an obligation, and having ability to absorb, any losses, and rights to receive returns. Capital will be unable to make significant decisions about the activities of the company and cannot carry out its principal activities without financial support. These characteristics as defined in Financial Accounting Standards Board (FASB) interpretation 46, Consolidation of Variable Interest Entities (VIEs), qualifies the business operations of Zhejiang to be consolidated with Capital and ultimately with China 3C Group.

The Company is now engaged in the business of the resale and distribution of mobile phone, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPods, electronic dictionaries, CD players, radios, Walkman, and audio systems.

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

Translation Adjustment

As of June 30, 2008 and December 31, 2007, the accounts of Zhejiang, Wang Da, Yiwu, Sanhe, and Joy & Harmony were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (SFAS) No. 52, Foreign Currency Translation, with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a component of shareholders equity. Transaction gains and losses are reflected in the income statement.

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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
JUNE 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $128,017 and $103,803 as at June 30, 2008 and December 31, 2007, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of June 30, 2008 and December 31, 2007 inventory consisted of finished goods valued at $12,991,176 and $6,725,371, respectively.

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

Furniture and Fixtures & Office Equipment	5 years
Automobile	5 years

As of June 30, 2008 and December 31, 2007 Property, Plant & Equipment consist of the following:

	2008	2007
Automobile	$132,627	$138,330
Office equipment	116,262	105,612
	248,889	243,942
Accumulated depreciation	(169,180)	(154,528)
	$79,709	$89,414

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2008 there were no significant impairments of its long-lived assets.

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
JUNE 30, 2008

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

Statement of Cash Flows

In accordance with Statement of Financial Accounting Standards No. 95, Statement of Cash Flows, cash flows from the Company’s operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

Recent accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment”, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006.

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
JUNE 30, 2008

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for uncertainty in Income Taxes - an interpretation of FASB Statement 109 (FIN 48). FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. We did not have a material impact on our consolidated financial position, results of operations or cash flows.

In September, 2006, FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statements applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded statues in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this statement in preparing those financial statements.

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

In February, 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FABS Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March 2008, the FASB issued FASB No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

In May, 2008, the FASB issue SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature.  The Company is currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The Company is currently evaluating the impact of SFAS No. 163.

Note 3 - ADVANCE TO SUPPLIER

Advance to suppliers represents payments to suppliers for payments of finished goods. As of June 30, 2008 and December 31, 2007 the Company had paid $ 2,478,134 and $2,572,285, respectively as advances to suppliers.

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

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 4 - COMMON STOCK (CONTINUED)

On December 21, 2005, the Company announced a plan named the China 3C Group 2005 Equity Incentive Plan (¨Plan¨) for providing incentives to attract, retain and motivate eligible persons whose presence and potential contributions are important to the success of the Company. 5,000,000 shares of common stock were allocated to the Plan.

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

On March 6, 2007, the Company issues 180,000 shares of common stock, $.001 par value, issuable pursuant to the China 3C Group amended 2005 Equity Incentive Plan. Under Rule 405 and Rule 144, of the Securities Act of 1933, as amended, these securities are deemed “restricted securities”.

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

Note 5 - ACQUISITIONS

(a) Hangzhou Sanhe Electronic Technology Ltd.

On August 3, 2006, the Company completed the acquisition of a 100% interest in Hangzhou Sanhe Electronic Technology Ltd. ("HSET") for a cash and stock transaction valued at approximately US$8.75 million (“HSET Share Exchange Transaction”). This amount is included in the cost of net assets and goodwill purchased.

The stock consideration consisted of 915,751 newly issued shares of the Company’s common stock, which were divided proportionally among the HSET shareholders in accordance with their respective ownership interests in HSET immediately before the completion of the HSET Share Exchange Transaction. The cash consideration consisted of $5,000,000 in cash, again divided proportionally among the HSET shareholders in accordance with their respective ownership interests in HSET immediately before the completion of the HSET Share Exchange Transaction and payable no later than the first anniversary of the Merger Transaction, as defined elsewhere in this Quarterly Report on Form 10-Q. The obligation to pay the cash consideration is evidenced by two interest-free promissory notes between the Company and each of the HSET shareholders. The form of the promissory note is attached as an exhibit to the Share Exchange Agreement.

HSET is a home electronics retail chain in Eastern China. It has 200 retail stores in Shanghai City, Zhejiang Province and Jiangsu Province. HSET specializes in the sale of home electronics, including DVD players, audio systems, speakers, televisions and air conditioners.

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 5 - ACQUISITIONS (CONTINUED)
The main purpose of the acquisition of the 100% interest in HSET is to increase the Company’s presence, distribution markets, and increase product lines. The purchase price was determined based on arms' length negotiations between China 3C and Hangzhou Sanhe Electronic Technology, Ltd.

The acquisition had been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company's consolidated financial statements in accordance with SFAS 94. The allocation of the purchase price is as follows:

Cash acquired	$1,235,283
Other tangible assets acquired
Accounts Receivable	1,207,653
Inventory	667,504
Trade Deposits	694,695
Prepaid Expenses	2,333
Property Plant & Equipment	966
Goodwill	5,854,096

Total assets acquired	9,662,530
Liabilities assumed
Accounts & Income Taxes payable	626,091
Statutory reserves	286,439

Total	$8,750,000

The excess of purchase price over tangible assets acquired and liabilities assumed of $5,854,096 was recorded as goodwill. At the time of the acquisition no identifiable intangibles assets existed under the contractual-legal or the separability criterion as required under SFAS 141.

Prior to the acquisition, Hangzhou Sanhe Electronic Technology, Ltd. prepared its financial statements under accounting principles generally accepted in the United States of America.

(b) Shanghai Joy & Harmony Electronics Company Limited

On November 28, 2006, the Company completed the acquisition of a 100% interest in Shanghai Joy & Harmony Electronics Company Limited (“Joy & Harmony”) for a cash and stock transaction valued at approximately US$18.5 million (“Joy & Harmony Share Exchange Transaction”). This amount is included in the cost of net assets and goodwill purchased.

The stock consideration consisted of 2,723,110 shares of the Company’s common stock, which were divided proportionally among the Joy & Harmony shareholders in accordance with their respective ownership interests in Joy & Harmony immediately before the completion of the Joy & Harmony Share Exchange Transaction. The cash consideration consisted of $7,500,000 in cash, again divided proportionally among the Joy & Harmony shareholders in accordance with their respective ownership interests in Joy & Harmony immediately before the completion of the Joy & Harmony Share Exchange Transaction. The cash component was payable by the Company as follows: $3,000,000 within 10 business days after the closing and $4,500,000 is payable six months after the closing as evidenced by a promissory note.

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 5 - ACQUISITIONS (CONTINUED)

Joy & Harmony is engaged in the business of distributing MP3 and MP4 players, iPods, electronic dictionaries, CD players, radios, Walkman, and audio systems and speakers at company maintained shops at various retail establishments.

The main purpose of the acquisition of the 100% interest in Joy & Harmony is to increase the Company’s presence, distribution markets, and increase product lines. The purchase price was determined based on arms' length negotiations between China 3C and Shanghai Joy & Harmony Electronics Company Limited.

The acquisition had been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company's consolidated financial statements in accordance with SFAS 94. The allocation of the purchase price is as follows:

Cash acquired	$214,561
Other tangible assets acquired
Accounts Receivable	3,599,680
Inventory	1,021,435
Trade Deposits	300,304
Prepaid Expenses	4,387
Property Plant & Equipment	11,342
Goodwill	14,494,182

Total assets acquired	19,645,891
Liabilities assumed
Accounts & Income Taxes payable	767,277
Statutory reserves	378,614

Total	$18,500,000

The excess of purchase price over tangible assets acquired and liabilities assumed of $14,494,182 was recorded as goodwill. At the time of the acquisition no identifiable intangibles assets existed under the contractual-legal or the separability criterion as required under SFAS 141.

Prior to the acquisition, Joy & Harmony prepared its financial statements under accounting principles generally accepted in the United States of America.

The results of operations for Hangzhou Sanhe Electronic Technology Ltd. and Shanghai Joy & Harmony Electronics Company Limited have been included in the Company’s consolidated statements of operations since the completion of the acquisitions during the year ended December 31, 2006. The following unaudited pro forma financial information presents the combined results of the Company and the 2006 acquisitions as if the acquisitions had occurred at the beginning of 2005 (in thousands, except per share amounts):

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005

Net revenues	$193,591	$58,768
Net income (loss)	$15,457	$3,538
Net income (loss) per share — basic	$.33	$.09
Net income (loss) per share — diluted	$.33	$.09

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

On December 8, 2006, the Company issued, to a newly appointed Board member, an option grant (incentive stock options) to purchase 50,000 shares of common stock at the closing price as of December 7, 2006. The options expire 10 years from issuance.

On January 2, 2007, the Company issued, to an other newly appointed Board member, an option grant (incentive stock options) to purchase 50,000 shares of common stock at the closing price as of January 2, 2007. The options expire 10 years from issuance. As of December 17, 2007, the Board member resigned.

On May 7, 2007, the Board of Directors appointed Joseph Levinson to serve as a member of the Board of Directors of the Company. Mr. Levinson has been named chairman of the Nominating Committee of the Company. In addition, Mr. Levinson is in charge of investor relations for the Company.
As compensation for the services set forth herein, Mr. Levinson receives:

•	A monthly grant during his Term of 1,000 shares of the Company’s Common Stock,

•
An annual grant of Stock Options to purchase 300,000 shares of common stock of the Company. The annual grant of Stock Options shall vest immediately upon issuance. The exercise price of the initial grant of Stock Options shares shall be based on the closing price of the common stock of the Company on May 7, 2007. On May 7, 2008, Mr. Levinson became vested in an additional grant of Stock Options to purchase an additional 300,000 shares of common stock of the Company based on the closing price of the common stock on May 7, 2008 of $1.82.

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

Six Months ended
June 30 2008
Expected Volatility	153%
Expected term (in years)
Todd L. Mavis	2
Kenneth T. Berents	9
Joseph Levinson	9
Expected dividends	-
Risk-free rate of return (weighted average)	3%
Weighted average grant-date fair value	3.8-6.15

Expected volatility is based on the historical volatility of the Company’s stock price. The expected term represents the estimated average period of time that the options remain outstanding. No dividend payouts were assumed, as the Company has no plans to declare dividends during the expected term of the stock

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 6 - STOCK WARRANTS, OPTIONS, AND COMPENSATION (CONTINUED)

options. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options. Based upon this calculation and pursuant to ETIF 96-18 the company recorded a $226,293 and a $899,952 service period expense for these warrants for the six months ending June 30, 2008 and the year ending December 31, 2007.

				Aggregate
		Exercise	Remaining	Intrinsic
	Total	Price	Life	Value

Outstanding, December 31, 2007	400,000
Granted in 2008	-
Exercised in 2008	-
Outstanding, June 30, 2008	400,000

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

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT) is at a statutory rate of 25%, which is comprises of 22% national income tax and 3% local income tax.

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
Note 9 - INCOME TAXES (CONTINUED)

The following is a reconciliation of income tax expense:

6/30/2008	U.S.	State	International	Total
Current	$-	$-	$4,164,627	$4,164,627
Deferred	-	-
Total	$-	$-	$4,164,627	$4,164,627

6/30/2007	U.S.	State	International	Total
Current	$-	$-	$6,690,523	$6,690,523
Deferred	-	-	-	-
Total	$-	$-	$6,690,523	$6,690,523

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	6/30/2008	6/30/2007

US statutory tax rate	34%	34%
Foreign income not recognized in US	(34)%	(34)%
PRC income tax	25%	34%

Effective rate	25%	34%

Note 10 - COMMITTMENTS

The Company leases various office facilities under operating leases that terminate thru 2011. The Company also has management agreements that terminated in 2007 and were subsequently renewed in 2008. Rent expense for the six months ending June 30, 2008 and 2007 was $99,181 and $59,377 respectively. The future minimum obligations under these agreements are as follows:

2009	$135,875
2010	$59,304
2011	$27,935
2012	$4,373

In addition, the Company is committed to pay $111,516 under a advertising agreement expiring March 31, 2009.

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2008 and December 31, 2007, the Company had allocated $7,234,295 to these non-distributable reserve funds.

Note 12 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders equity, at June 30, 2008 and December 31, 2007 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2006	$427,616	$427,616
Change for 2007	1,444,718	1,444,718
Balance at December 31, 2007	1,872,334	1,872,334
Change for 2008	2,822,640	2,822,640
Balance at June 30, 2008	$4,694,974	$4,694,974

Note 13 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC and by the general state of the PRC's economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 14 – MAJOR CUSTOMERS AND CREDIT RISK

During the period ended June 30, 2008, no customer accounted for more than 10% of the Company’s sales or accounts receivable. At June 30, 2008 four (4) vendors comprised more than 57% of the Company’s accounts payable. No vendors accounted for more than 10% of the Company’s purchases during 2008.

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

On December 21, 2005 CFDL became a wholly owned subsidiary of China 3C Group through a merger with a wholly owned subsidiary of the Company (“Merger Transaction”). China 3C Group acquired all of the issued and outstanding capital stock of CFDL pursuant to a Merger Agreement dated at December 21, 2005 by and among China 3C Group, XY Acquisition Corporation, CFDL and the shareholders of CFDL (the “Merger Agreement”). Pursuant to the Merger Agreement, CFDL became a wholly owned subsidiary of China 3C Group and, in exchange for the CFDL shares, China 3C Group issued 35,000,000 shares of its common stock to the shareholders of CFDL, representing 93% of the issued and outstanding capital stock of China 3C Group at that time and a cash consideration of $500,000. On August 15, 2007, in order to comply with the requirements of PRC law, the Company recapitalized its ownership structure. As a result, instead of CFDL owning 100% of Zhejiang as previously was the case, CFDL entered into contractual agreements with Zhejiang whereby CFDL owns a 100% interest in the revenues of Zhejiang. CFDL does not have an equity interest in Zhejiang, but is deemed to have all the economic benefits and liabilities by contract. Under this structure, Zhejiang is now a wholly foreign owned enterprise (WOFE) of CFDL. The contractual agreements give CFDL and its’ equity owners an obligation to absorb, any losses, and rights to receive revenue. CFDL will be unable to make significant decisions about the activities of Zhejiang and can not carry out its principal activities without financial support. These characteristics as defined in Financial Accounting Standards Board (FASB) interpretation 46, Consolidation of Variable Interest Entities (VIEs), qualifies the business operations of (Zhejiang) to be consolidated with (CFDL) and ultimately with China 3C Group.

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

The Company is engaged in the business of the resale and distribution of mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPods, electronic dictionaries, CD players, radios, Walkmans, and audio systems. We sell and distribute these products through retail stores and secondary distributors.

Result of Operations

For the Six and Three Months Ended June 30, 2008 and 2007

Net Sales

Net sales for the six months ended June 30, 2008 decreased by 2%, to $146,668,847 as compared to $149,021,667 for the six months ended June 30, 2007. Net sales for the three months ended June 30, 2008 increased by 22%, to $78,515,392 as compared to $64,498,473 for the three months ended June 30, 2007. Management believes that the lower sales were a result of various factors including a slowdown in the retail markets in general, a significant snowstorm in China during the first two months of 2008 which created a backlog in our distribution channels, and the pressure of increased competition within the markets in which we operate.

Cost of Sales

Cost of sales for the six months ended June 30, 2008 totaled $123,246,750 as compared to $123,651,187 for the six months ended June 30, 2007, a decrease of 0.3%. Cost of sales for the three months ended June 30, 2008 totaled $65,639,675 as compared to $53,060,275 for the three months ended June 30, 2007, an increase of 24%. The decreased cost of sales for the six months was a direct result of the decrease in the number of sales during the same period.

Gross Profit Margin

Gross profit margin for the six months ended June 30, 2008 was 16.0% as compared to 17.0% for the six months ended June 30, 2007. Gross profit margin for the three months ended June 30, 2008 was 16.4% as compared to 17.7% for the three months ended June 30, 2007. The lower gross profit margin was due to increasing unit purchase prices and unit sales prices that did not increase in line with increasing inflation in China. With the increasing competition, we could not offset the cost of operations with higher selling prices.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2008 totaled $6,312,088 or approximately 4% of net sales, as compared to $6,740,395 or approximately 5% of net sales for the six months ended June 30, 2007, an decrease of 6%. General and administrative expenses for the three months ended June 30, 2008 totaled $3,326,044 or approximately 4% of net sales, as compared to $3,014,233 or approximately 5% of net sales for the three months ended June 30, 2007, an increase of 10%. The decrease was primarily due to strengthening cost controls such as a rationalization of management structure and increasingly sophisticated use of computerized systems.

Income from Operations

Income from operations for the six months ended June 30, 2008 was $17,110,009 or 12% of net sales as compared to income from operations of $18,630,085 or 13% of net sales for the six months ended June 30, 2007, a decrease of 8%. Income from operations for the three months ended June 30, 2008 was $9,549,673 or 12% of net sales as compared to income from operations of $8,423,965 or 13% of net sales for the three months ended June 30, 2007, an increase of 13%. Lower sales, higher product costs, and logistical costs, such as higher distribution costs, were the key factors for the decrease in income from operations during the six months ended June 30, 2008.

Provision for Income Taxes

The provision for income taxes for the six months ended June 30, 2008 was $4,164,627 as compared to $6,690,523 for the six months ended June 30, 2007. The provision for income taxes for the three months ended June 30, 2008 was $2,354,054 as compared to $2,941,264 for the three months ended June 30, 2007. The decrease was mainly attributed to the lower statutory tax rates effective for 2008 in China.

Net Income

Net income was $13,325,039 or 9.1% of net sales for the six months ended June 30, 2008 as compared to $11,965,315 or 8.0% of net sales for the six months ended June 30, 2007, an increase of 11%. Net income was $7,551,995 or 9.6% of net sales for the three months ended June 30, 2008 as compared to $5,501,527 or 8.5% of net sales for the three months ended June 30, 2007, an increase of 37%. Strengthening cost controls and lower statutory tax rates were the critical factors which contributed to the increase in net income.

Liquidity and Capital Resources

Operations and liquidity needs are funded primarily through cash flows from operations. Cash and cash equivalents were $25,993,638 at June 30, 2008, as compared to $15,230,508 at June 30, 2007, and compared to $24,952,614 at December 31, 2007.

Under the Joy & Harmony share exchange agreement, dated November 28, 2006, in exchange of surrendering all their ownership in Joy & Harmony, the Joy & Harmony shareholders received both stock consideration and cash consideration. The cash consideration consisted of $7,500,000 in cash is payable as follows: $3,000,000 within 10 business days after the closing of the transaction, and $4,500,000 payable six months after the closing of the transaction as evidenced by promissory notes issued by us to the Joy & Harmony’s shareholders. The $4,500,000 loan was repaid in the second quarter of 2007.

We believe that the funds available to us are adequate to meet our operating needs for the remainder of 2008.

Capital Expenditures

Total capital expenditures for the first six months of 2008 were $10,650 for purchase of fixed assets as compared to $62,353 for the first six months of 2007.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Chinese Renminbi, could adversely affect our financial results. During the fiscal quarter ended June 30, 2008, approximately all of our sales were denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

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

Inflation

During the quarter ended June 30, 2008, inflation had an impact on net income. We were unable to offset the increased costs of operations resulting from higher inflation by increasing the prices of our products.

Currency Exchange Fluctuations

All of the Company’s revenues are denominated in Chinese Renminbi, and its expenses are denominated primarily in Chinese Renminbi. The value of the Renminbi-to-U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s inter-bank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of Renminbi to U.S. dollars had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese Renminbi to the U.S. dollar. Under the new policy, Chinese Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. Recently there has been increased political pressure on the Chinese government to decouple the Renminbi from the United States dollar. At the recent quarterly regular meeting of People’s Bank of China, its Currency Policy Committee affirmed the effects of the reform on Chinese Renminbi exchange rate. Since the new currency rate system has been in operation, the currency rate of Renminbi has become more flexible while basically maintaining stable and the expectation for a larger appreciation range is shrinking. The Company has never engaged in currency hedging operations and has no present intention to do so.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2008 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of August, 2008.

CHINA 3C GROUP

By:	/s/ Zhenggang Wang
Name: Zhenggang Wang
Title: Chief Executive Officer and Chairman