Form 10-K/A
period 2007-12-31
China 3C Group
filed 2008-08-13
CIK 1076784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Documents incorporated by reference: None

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A to (a) amend the business description in Item 1 of Part I, (b) amend the disclosure of our June 2007 equity compensation plan in Item 5 of Part II, (c) amend Item 7 of Part II to amend our Management’s Discussion and Analysis of Financial Condition and Results of Operations, (d) amend Item 9A(T) of Part II to amend our disclosure of internal controls and procedures relating to our financial reporting, (e) amend Item 10 of Part III to amend or disclosure relating to our directors, executive officers and corporate governance, (f) amend Item 11 of Part III to amend our disclosure relating to our executive compensation, and (g) amend the consolidated financial statements and the notes to the financial statements contained in the Report of Independent Registered Public Accounting Firm.

Except as specifically referenced herein, this Amendment No. 1 to Annual Report on Form 10-K/A does not reflect any event occurring subsequent to April 2, 2008, the filing date of the original report.

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

Our common stock may be deemed penny stock with a limited trading market . Our common stock is currently listed for trading in the Over-The-Counter Market on the NASD Electronic Bulletin Board, which is generally considered to be a less efficient markets than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the “penny stock rules” adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules,” investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the Over-The-Counter Market, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

On May 8, 2008, the Company received comments from the Division of Corporate Finance on its Form 10-K filed on March 27, 2008.This Amendment No. 1 to Form 10-K has been filed in response to such comments.

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

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

On June 18, 2007, the Board of the Company approved an increase of the number of options available under the Company's 2005 Equity Compensation Plan. The board intended to increase the number of shares available under the plan by an additional one million shares of common stock. However, in July 2007, the Company was advised that the 2005 Equity Compensation Plan had expired on December 31, 2006 and that there were no outstanding options under the plan at the time of its expiration. As a result, the Board did not present such one million options to its shareholders for approval.

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
Statements of Operations Data:
Sales, net	276,026,673	148,218,848	32,588,634	24,701,995	9,260,300

Cost of sales	226,656,242	125,411,758	28,325,332	21,577,365	7,864,411
Gross profit	49,370,431	22,807,090	4,263,302	3,124,630	1,395,889

General and administrative expenses	13,614,500	5,544,924	1,706,869	782,241	546,184
Income from operations	35,755,931	17,262,166	2,556,433	2,342,389	849,705

Other (Income) Expense
Interest income	(88,413)	(31,293)	(10,156)	(5,348)	(4,569)
Other expense	74,215	100,646	17,364	9,440	4,871
Interest expense	-	7,565	2,954	1,104	348
Total Other (Income) Expense	-14,198	76,918	10,162	5,196	650
Income before income taxes	35,770,129	17,185,248	2,546,271	2,337,193	849,055

Provision for income taxes	12,850,429	5,908,122	1,088,021	231,096	-
Net income	22,919,700	11,277,126	1,458,250	2,106,097	849,055

Net income per share:
Basic & diluted	0.44	0.24	0.04	0.06	0.02

Weighted average number of shares outstanding:
Basic & diluted	52,671,438	46,179,507	35,133,427	35,000,000	35,000,000

	Year Ended December 31,
	2007	2006	2005	2004	2003
Balance Sheets Data:
Cash and cash equivalents	24,952,614	6,498,450	1,949,222	469,658	417,673
Working capital	36,917,850	10,505,747	3,634,989	704,888	(1,407,920)
Total assets	63,196,805	39,987,575	4,020,266	1,492,006	1,404,597
Total liabilities	5,792,722	9,061,180	341,615	735,830	2,754,517
Total shareholders’ equity	57,404,083	30,926,395	3,678,651	756,176	(1,349,920)

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

On December 21, 2005, CFDL became a wholly owned subsidiary of China 3C Group through a merger with a wholly owned subsidiary of the Company (the “Merger Transaction”). China 3C Group acquired all of the issued and outstanding capital stock of CFDL pursuant to a Merger Agreement dated at December 21, 2005 by and among China 3C Group, XY Acquisition Corporation, CFDL and the shareholders of CFDL (the “Merger Agreement”). Pursuant to the Merger Agreement, CFDL became a wholly owned subsidiary of China 3C Group and, in exchange for the CFDL shares, China 3C Group issued 35,000,000 shares of its common stock to the shareholders of CFDL, representing 93% of the issued and outstanding capital stock of China 3C Group at that time and a cash consideration of $500,000. On August 15, 2007, in order to comply with the requirements of PRC law, the Company recapitalized its ownership structure. As a result, instead of CFDL owning 100% of Zhejiang as previously was the case, CFDL entered into contractual agreements with Zhejiang whereby CFDL owns a 100% interest in the revenues of Zhejiang. CFDL does not have an equity interest in Zhejiang, but is deemed to have all the economic benefits and liabilities by contract. Under this structure, Zhejiang is now a wholly foreign owned enterprise (WOFE) of CFDL. The contractual agreements give CFDL and its’ equity owners an obligation to absorb, any losses, and rights to receive revenue. CFDL will be unable to make significant decisions about the activities of Zhejiang and can not carry out its principal activities without financial support. These characteristics as defined in Financial Accounting Standards Board (FASB) interpretation 46, Consolidation of Variable Interest Entities (VIEs), qualifies the business operations of (Zhejiang) to be consolidated with (CFDL) and ultimately with China 3C Group.

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

Net sales

Net sales for 2007 totaled $276,026,673 compared to $148,218,848 for 2006. The large increase amount was due to a combination of both organic growth and contribution from subsidiaries acquired in the second half of 2006. The sales from these subsidiaries (Yiwu, Wanda and SJHE) in 2007 increased by $127 million as compared to the sales that consolidated into the Company from the acquisition dates in 2006. Higher sales volume and the addition of new product lines were also factors.

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

QUARTERLY RESULTS OF OPERATIONS

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

The following table sets forth, for the periods presented, our unaudited quarterly results of operations for the eight quarters ended December 31, 2007. The data has been derived from our consolidated financial statements and, in our management’s opinion, they have been prepared on substantially the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial results for the periods presented. This information should be read in conjunction with the annual consolidated financial statements included elsewhere in this Form 10-K. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended
	12/31/2007	9/30/2007	6/30/2007	3/31/2007	12/31/2006	9/30/2006	6/30/2006	3/31/2006

Sales, net	$69,108,145	$57,896,861	$64,498,473	$84,523,194	$63,575,983	$42,573,920	$28,618,196	$13,450,749

Cost of sales	57,891,581	45,113,474	53,060,275	70,590,912	53,569,362	35,974,772	24,347,343	11,520,281
Gross profit	11,216,564	12,783,387	11,438,198	13,932,282	10,006,621	6,599,148	4,270,853	1,930,468

General and administrative expenses	4,017,300	2,856,805	3,014,233	3,726,162	2,483,656	1,652,278	903,938	505,052
Income from operations	7,199,264	9,926,582	8,423,965	10,206,120	7,522,965	4,946,870	3,366,915	1,425,416

Other (Income) Expense
Interest income	-30,990	-25,977	-17,655	-13,791	-13,685	-9,261	-4,249	-4,098
Other expense	61,421	7,101	-1,171	6,864	71,282	23,592	281	5,491
Interest expense					7,403	22	54	86
Total Other (Income) Expense	30,431	-18,876	-18,826	-6,927	65,000	14,353	-3,914	1,479

Income before income taxes	7,168,833	9,945,458	8,442,791	10,213,047	7,457,965	4,932,517	3,370,829	1,423,937

Provision for income taxes	2,787,417	3,372,489	2,941,264	3,749,259	2,580,937	1,708,663	1,108,133	510,389

Net income	$4,381,416	$6,572,969	$5,501,527	$6,463,788	$4,877,028	$3,223,854	$2,262,696	$913,548

Net income per share:
Basic & diluted	$0.08	$0.12	$0.10	$0.12	$0.11	$0.07	$0.05	$0.02

Weighted average number of shares outstanding:
Basic & diluted	52,671,438	52,608,938	52,608,938	52,578,938	46,179,507	44,817,953	44,360,077	44,360,077

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

The Company believes it will be able to pay any debts that come due for the foreseeable future.

In summary, our cash flows were (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net cash provided by operating activities	$21,574	$10,969	$944
Net cash used in investing activities	(64)	(29)	(2)
Net cash (used in) provided by financing activities	(4,500)	(6,558)	518
Effect of exchange rate change on cash and cash equivalents	1,444	167	20
Net increase in cash and cash equivalents	18,454	4,549	1,480
Cash and cash equivalents at beginning of year	6,498	1,949	470
Cash and cash equivalents at end of year	$24,953	$6,498	$1,949

For the year ended December 31, 2007, net cash provided by operating activities was $21.6 million. This was primarily attributable to our net income of $22.9 million, adjusted by non-cash items of depreciation and amortization of $41 thousand, share-based compensation expense of $2.1 million, provision for allowance for doubtful accounts of $9 thousand, and a $3.2 million decrease in working capital. Working capital decrease is primarily attributable to a $3.9 million increase in inventory. For the year ended December 31, 2006, net cash provided by operating activities was $10.9 million. This was primarily attributable to our net income of $11.3 million, adjusted by non-cash items of depreciation and amortization of $408 thousand, provision for allowance for doubtful accounts of $83 thousand, a gain on fixed asset disposition of $1 thousand, and a $798 thousand decrease in working capital, which was primarily attributable to a $2.4 increase in receivables, a $849 thousand increase in to advances to suppliers, and a decrease in accounts payable and income taxes of $$2.8 million.. For the year ended December 31, 2005, net cash provided by operating activities was $944 thousand. This was primarily attributable to our net income of $1.5 million, adjusted by non-cash items of depreciation and amortization of $29 thousand, and $724 thousand share based compensation, and a $1.3 million decrease in working capital, which was primarily attributable to an increase in receivables and inventory of $708 thousand, an increase in advances to suppliers of $372 thousand, and a net decrease of $146 thousand in accounts and income taxes payable.

For the year ended December 31, 2007, net cash used in investing activities was $64 thousand, and was primarily attributable to purchasing fixed assets. For the year ended December 31, 2006, net cash used in investing activities was $31 thousand, and was primarily attributable to the purchase of fixed assets. This amount was partially offset by $2 thousand received as proceeds from the sale of assets. For the year ended December 31, 2005, net cash used in investing activities was $2 thousand and was primarily attributable to acquire purchase of fixed assets.

For the year ended December 30, 2007, net cash used in financing activities was $4.5 million, and was attributable to the payment of notes relating to prior year acquisition. For the year ended December 31, 2006, net cash used in financing activities was $6.6 million, and was primarily attributable to $8 million paid in cash for acquisitions, net of $1.4 million of cash acquired. For the year ended December 31, 2005, net cash provided in financing activities was $518 thousand, and was primarily attributable to $1.2 million of capital contributed. This amount was partially offset by $153 thousand net repayments to related parties and $529 thousand of dividends paid. We believe that current cash and cash equivalents will be sufficient to meet anticipated working capital (net cash used in operating activities), commitments and capital expenditures for at least the next twelve months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

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
Customers only have a right of return if products are damaged. In practice, returns are very rare, both in our store and at other similar stores in China. However, if the customer does return a product to us that is defective, we return the product to our suppliers and we adjust our inventory accounts.

After Sales Service

The after-sales services that we provide to our customers are primarily repair and maintenance. If a customer buys a product from us and needs repairs, we can usually arrange to have the manufacturer repair the product. In certain cases, clerks in our stores are able to make the repairs directly.

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

Tabular Disclosure of Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2007:

	Payment Due by Period
		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	3-5 years	5 years
Operating lease obligations	$254,417	$140,775	$97,192	$16,450	$—
Purchase obligations	1,167,763	1,167,763			—

Total contractual obligations	$1,422,180	$1,308,538	$97,192	$16,450	$—

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, such disclosure controls and procedures were effective. The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

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

Term
Each director serves for a one year term after which they may stand for re-election at the Company’s annual meeting of stockholders.

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

Board Committees and Designated Directors

The Board of Directors has a Compensation Committee, a Nominating and Corporate Governance Committee and an Audit Committee.

Audit Committee

Our Audit Committee consists of Chairman Kenneth T. Berents and members Rongjin Weng and Chenghua Zhu. The Board of Directors of the Company has determined that Mr. Berents is the audit committee financial expert.

Compensation Committee

Our Compensation Committee consists of Chairman Wei Kang Gu and member Rongjin Weng. The Compensation Committee makes recommendations to the Board of Directors concerning salaries and incentive compensation for our officers, including our Chief Executive Officer, and employees and administers our stock option plans. Each of the members of the Committee is independent and none have served as an officer or employee of the Company.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Chairman Mingjun Zhu and member Wei Kang Gu. The Nominating and Corporate Governance Committee assists the Board of Directors in identifying qualified individuals to become board members, in determining the composition of the Board and in monitoring a process established to assess Board effectiveness. Each of the members of the Committee is independent and none have served as an officer or employee of the Company.

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

Elements of Compensation

Base Salary . All full time executives are paid a base salary. For executives who are Chinese nationals, including our CEO and Chairman, we do not have employment agreements. Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies in our industry for similar positions, professional qualifications, academic background, and the other elements of the executive’s compensation, including stock-based compensation. Our intent is to set executives’ base salaries near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. Base salaries are reviewed annually, and may be increased to align salaries with market levels after taking into account the subjective evaluation described previously.

The Company currently has no foreign employees and the amount of salary is primarily determined by job requirements and each employee’s level in the corporate hierarchy. The Company’s personnel department then makes salary decisions based on these factors along with and job performance and market conditions.

Equity Incentive Compensation . We believe that long-term performance is achieved through an ownership culture participated in by our executive officers through the use of stock-based awards. Currently, we do not maintain any incentive compensation plans based on pre-defined performance criteria. The Compensation Committee has the general authority, however, to award equity incentive compensation, i.e. stock options, to our executive officers in such amounts and on such terms as the committee determines in its sole discretion. The Committee does not have a determined formula for determining the number of options available to be granted. Incentive compensation is intended to compensate officers for accomplishing strategic goals such as mergers and acquisitions and fund raising. The Compensation Committee will review each executive’s individual performance and his or her contribution to our strategic goals periodically and determine the amount of incentive compensation towards the end of the fiscal year. Our Compensation Committee grants equity incentive compensation at times when we do not have material non-public information to avoid timing issues and the appearance that such awards are made based on any such information.

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

	SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Zhenggang Wang, CEO	2007	$59,600		-	-	-	-	-	-	$59,600
	2006	$15,000		-	-	-	-	-	-	$15,000
	2005	$15,000		-	-	-	-	-	-	$15,000

Jian Liu, Former CFO	2007	$53,000		-	-	-	-	-	-	$53,000
	2006	$15,000		-	-	-	-	-	-	$15,000
	2005	$15,000		-	-	-	-	-	-	$15,000

Weidong Huang, CFO	2007	$5,000		-	-	-	-	-	-	$5,000
		(partial year)	(1)
	2006	$0
	2005	$0

Joseph Levinson, Director(2)	2007	16,000			13,930	967,500	-	-	-	997,430

(1) Through October 8, 2007.
(2) Became Director in May 2007.

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

The following table summarizes compensation that our directors earned during 2007 for services as members of our Board.
DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards ($) (1)	Option Awards ($) (2)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kenneth T. Berents	$75,000		97,230	(3)	-	-	-	172,230
Wei Kang Gu	-	-	-		-	-	-	-
Joseph J. Levinson	$16,000	13,930(6)	967,500	(4)	-	-	-	997,430
Todd Mavis	$75,000	-	64,188	(5)	-	-	-	139,188
Chenghua Zhu		-	-		-	-	-	-
Mingjun Zhu		-	-		-	-	-	-
Rongjin Weng		-	-		-	-	-	-

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

	Amount and Nature
	of Beneficial		Percentage of
Name and Address of Beneficial Owner (1)	Ownership		Common Stock
			(3)
Zhenggang Wang	9,625,000		18.34%
Weidong Huang	0		0
Xiang Ma	0		0
Chenghua Zhu	0		0
Mingjun Zhu	0		0
Rongjin Weng	0		0
Wei Kang Gu	0		0
Kenneth T. Berents	80,000	(4)	*
Joseph J. Levinson	305,000	(4)	0.59* %
Weiyi Lv	5,495,000		10.47%
Yimin Zhang	5,495,000		10.47%
Xiaochun Wang	4,130,000		7.87%
Wen-An Chen (2)	4,000,000		7.62%
Huoqing Yang (2)	4,000,000		7.62%
Zhongsheng Bao	2,730,000		5.20%
All directors and executive officers as a group (9 persons)	9,725,000		18.53%
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

(b) Exhibit Listing

Exhibit No.	Document Description
3.1	Amended and Restated Articles of Incorporation of the Registrant (11)
3.2	By-laws of the Registrant (1)
4.1	China 3C Group Amended 2005 Equity Incentive Plan. (2)
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

10.13	Form of Securities Purchase Agreement, dated July 13, 2007, by and among the Registrant and certain subscribers (8)
10.14	Letter of Intent for Strategic Partnership, dated November 22, 2007, between the Registrant’s subsidiary Zhejiang Yongxin Technology Limited and Hangzhou Xituo Network Technology Company (9)
10.15	Consignment Agreement, dated January 2, 2008, between the Registrant’s subsidiary Hangzhou Shan He Electric Company Limited and Hangzhou Lotour Digital Products Business Company Limited (10)

10.16	Consignment Agreement, dated January 3, 2008, between the Registrant’s subsidiary Hangzhou Wang Da Electric Company Limited and Hangzhou Lotour Digital Products Business Company Limited (10)
14.1	Code of Business Conduct and Ethics (11)
21.1	List of Subsidiaries (11)
23.1	Consent of Kabani & Company, Inc.
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

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.
99.1	Press Release dated March 27, 2008 (11)
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
(7) Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 11, 2006.
(8) Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on July 17, 2007.
(9) Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on November 28, 2007.
(10) Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on January 17, 2008.
(11) Incorporated by reference from the Registrant’s Annual Report filed with the SEC on Form 10-K on March 27, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of August 2008.

CHINA 3C GROUP
/s/ Zhenggang Wang
Zhenggang Wang
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ Zhenggang Wang		August 11, 2008
Zhenggang Wang	Chief Executive Officer and Chairman

/s/ Xiang Ma
Xiang Ma	President	August 11, 2008

/s/ Weidong Huang
Weidong Huang	Chief Financial Officer	August 11, 2008

/s/ Chenghua Zhu
Chenghua Zhu	Director	August 11, 2008

/s/ Mingjun Zhu
Mingjun Zhu	Director	August 11, 2008

/s/ Rongjin Weng
Rongjin Weng	Director	August 11, 2008

/s/ Wei Kang Gu
Wei Kang Gu	Director	August 11, 2008

Kenneth T. Berents	Director	August 11, 2008

/s/ Joseph J. Levinson
Joseph J. Levinson	Director	August 11, 2008

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

We have audited the accompanying consolidated balance sheets of China 3C Group as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2007 and 2006. We also have audited China 3C Group’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). China 3c Group ‘s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
March 10, 2006

CHINA 3C GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET S
AS OF DECEMBER 31, 2007 AND DECEMBER 31,2006

	12/31/2007	12/31/2006
ASSETS
Current Assets
Cash and cash equivalents	$24,952,614	$6,498,450
Accounts receivable, net	8,077,533	8,013,071
Inventory	6,725,371	2,779,506
Advance to supplier	2,572,285	2,215,841
Prepaid expenses	382,769	60,059
Total Current Assets	42,710,572	19,566,927

Property & equipment, net	89,414	65,803
Goodwill	20,348,278	20,348,278
Refundable deposits	48,541	6,567
Total Assets	$63,196,805	$39,987,575

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$3,108,235	$1,964,663
Income tax payable	2,684,487	2,596,517
Notes payable	-	4,500,000
Total Current Liabilities	5,792,722	9,061,180

Stockholders’ Equity

Common stock, $.001 par value, 100,000,000 shares authorized, 52,673,938 and 52,488,938 issued and outstanding	52,674	52,489
Additional paid in capital	19,465,776	17,352,691
Subscription receivable	(50,000)	(50,000)
Statutory reserve	7,234,295	3,320,755
Other comprehensive income	1,872,334	427,616
Retained earnings	28,829,004	9,822,844
Total Stockholders’ Equity	57,404,083	30,926,395
Total Liabilities and Stockholders’ Equity	$63,196,805	$39,987,575

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

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

			Shares	Additional	Other	Deferred				Total
	Common Stock		to be	Paid-In	Comprehensive	Consulting	Subscription	Statutory	Retained	Stockholders’
	Shares	Amount	issued	Capital	Income	Expense	Receivable	Reserve	Earnings	Equity
Balance December 31, 2004	35,000,000	$35,000	$-	$267,500	$-	$-	$-	$70,379	$383,297	$756,176

Changes due to recapitalization	2,613,282	2,613		1,226,387						1,229,000
Shares issued for consulting fees			498,000							498,000
Warrants issued for deferred consulting fees				400,000		(387,945)				12,055
Stock issued for guarantee fee	2,256,795	2,257		223,423						225,680
Warrants exercised			4,000	(4,000)						-
Stock subscription receivable							(50,000)			(50,000)
Dividend paid									(525,460)	(525,460)
Foreign currency translation adjustments					74,950					74,950
Transfer to statutory reserve								331,651	(331,651)	-
Net income for the year ended December 31, 2005									1,458,250	1,458,250
Balance December 31, 2005	39,870,077	$39,870	$502,000	$2,113,310	$74,950	$(387,945)	$(50,000)	$402,030	$984,436	$3,678,651

Stock Issued	8,980,000	8,980	(502,000)	493,020
Foreign currency translation adjustments					167,621					167,621
Income for the year ended December 31, 2006									11,277,126	11,277,126
Transfer to statutory reserve								2,438,717	(2,438,717)
Purchase Acquisition	3,638,861	3,639		14,746,361	185,045			480,008		15,415,053
Transferred To prepaid						387,945				387,945
Balance December 31, 2006	52,488,938	$52,489	-	$17,352,691	$427,616	-	$(50,000)	$3,320,755	$9,822,844	$30,926,395

Foreign currency translation adjustments					1,444,718					1,444,718
Stock based compensation	185,000	185		2,113,085						2,113,270
Transfer to statutory reserve								3,913,540	(3,913,540)	-
Income for Year
Ended December 31, 2007									22,919,700	22,919,700
Balance December 31, 2007	52,673,938	$52,674		$19,465,776	$1,872,334		(50,000)	$7,234,295	$28,829,004	$57,404,083

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

On December 21, 2005 Capital became a wholly owned subsidiary of China 3C Group through a reverse merger (the “Merger Transaction”). China 3C Group acquired all of the issued and outstanding capital stock of Capital pursuant to a Merger Agreement dated at December 21, 2005 by and among China 3C Group, XY Acquisition Corporation, Capital and the shareholders of Capital (the “Merger Agreement”). Pursuant to the Merger Agreement, Capital became a wholly owned subsidiary of China 3C Group and, in exchange for the Capital shares, China 3C Group issued 35,000,000 shares of its common stock to the shareholders of Capital, representing 93% of the issued and outstanding capital stock of China 3C Group at that time and a cash consideration of $500,000. On August 15, 2007, the Company changed the ownership structure. As a result, instead of (Capital) owning 100% of (Zhejiang) as previously disclosed, (Capital) has entered into contractual agreements with (Zhejiang) whereby (Capital) owns a 100% interest in the revenues of (Zhejiang). (Capital) does not have an equity interest in (Zhejiang), but enjoys all the economic benefits. Under this structure, (Zhejiang) is now a wholly foreign owned enterprise (WOFE) of Capital. The contractual agreements give (Capital) and its’ equity owners an obligation, and having ability to absorb, any losses, and rights to receive returns. (Capital) will be unable to make significant decisions about the activities of the company and can not carry out its principal activities without financial support. These characteristics as defined in Financial Accounting Standards Board (FASB) interpretation 46, Consolidation of Variable Interest Entities (VIEs), qualifies the business operations of (Zhejiang) to be consolidated with (Capital) and ultimately with China 3C Group.

The Company is now engaged in the business of mobile phone, facsimile machines, DVD players, stereo’s, speakers, MP3 and MP4 players, iPod, electronic dictionaries, CD players, radios, Walkman, and audio systems distribution.

Acquisitions

(a) Hangzhou Sanhe Electronic Technology Ltd.

On August 3, 2006, the Company completed the acquisition of a 100% interest in Hangzhou Sanhe Electronic Technology Ltd. ("HSET") for a cash and stock transaction valued at approximately US$8.75 million. This amount is included in the cost of net assets and goodwill purchased.

The stock consideration consisted of 915,751 newly issued shares of the Registrant’s common stock, which were divided proportionally among the HSET Shareholders in accordance with their respective ownership interests in HSET immediately before the completion of the Share Exchange Transaction. The cash consideration consisted of $5,000,000 in cash, again divided proportionally among the HSET Shareholders in accordance with their respective ownership interests in HSET immediately before the completion of the Share Exchange Transaction and payable no later than the first anniversary of the Merger Transaction. The obligation to pay the cash consideration is evidenced by two interest-free promissory notes between the Registrant and each of the HSET Shareholders. The form of the promissory note is attached as an exhibit to the Share Exchange Agreement.

HSET is a home electronics retail chain in Eastern China. It has 200 retail stores in Shanghai City, Zhejiang Province and Jiangsu Province. The company specializes in the sell of home electronics, including DVD players, audio systems, speakers, televisions and air conditioners.

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

The acquisition had been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company's consolidated financial statements in accordance with SFAS 94. The allocation of the purchase price is as follows:

Cash acquired	$1,235,283
Accounts Receivable	1,207,653
Inventory	667,504
Trade Deposits	694,695
Prepaid Expenses	2,333
Property Plant & Equipment	966
Goodwill	5,854,096

Total assets acquired	9,662,530
Liabilities assumed
Accounts & Income Taxes payable	626,091
Other payable	286,439

Total	$8,750,000

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

(b) Shanghai Joy & Harmony Electronics Company Limited

On November 28, 2006, the Company completed the acquisition of a 100% interest in Shanghai Joy & Harmony Electronics Company Limited for a cash and stock transaction valued at approximately US$18.5 million. This amount is included in the cost of net assets and goodwill purchased.

The stock consideration consisted of 2,723,110 shares of the Registrant’s common stock, which were divided proportionally among the Shanghai Joy & Harmony Electronics Company Limited Shareholders in accordance with their respective ownership interests in Shanghai Joy & Harmony Electronics Company Limited immediately before the completion of the Share Exchange Transaction. The cash consideration consisted of $7,500,000 in cash, again divided proportionally among the Shanghai Joy & Harmony Electronics Company Limited Shareholders in accordance with their respective ownership interests in Shanghai Joy & Harmony Electronics Company Limited immediately before the completion of the Share Exchange Transaction. The Cash Component is payable by CHCG as follows: $3,000,000 within 10 business days after the Closing and $4,500,000 is payable six months after the Closing as evidenced by a promissory note.

Shanghai Joy & Harmony Electronics Company Limited is engaged in the business of distributing MP3 and MP4 players, iPod, electronic dictionaries, CD players, radios, Walkman, and audio systems and speakers at company maintained shops at various retail establishments.

The main purpose of the acquisition of the 100% interest in Shanghai Joy & Harmony Electronics Company Limited is to increase the Company’s presence, distribution markets, and increase product lines. The purchase price was determined based on arms' length negotiations between China 3C and Shanghai Joy & Harmony Electronics Company Limited

The acquisition had been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company's consolidated financial statements in accordance with SFAS 94. The allocation of the purchase price is as follows:

Cash acquired	$214,561
Accounts Receivable	3,599,680
Inventory	1,021,435
Trade Deposits	300,304
Prepaid Expenses	4,387
Property Plant & Equipment	11,342
Goodwill	14,494,182

Total assets acquired	19,645,891
Liabilities assumed
Accounts & Income Taxes payable	767,277
Other payable	378,614

Total	$18,500,000

The excess of purchase price over tangible assets acquired and liabilities assumed of $14,494,182 was recorded as goodwill. At the time of the acquisition no identifiable intangibles assets existed under the contractual-legal or the separability criterion as required under SFAS 141.

Prior to the acquisition, Shanghai Joy & Harmony Electronics Company Limited prepared its financial statements under accounting principles generally accepted in the United States of America.

The results of operations for Hangzhou Sanhe Electronic Technology Ltd. and Shanghai Joy & Harmony Electronics Company Limited have been included in the Company’s consolidated statements of operations since the completion of the acquisitions during the year ended December 31, 2006. The following unaudited pro forma financial information presents the combined results of the Company and the 2006 acquisitions as if the acquisitions had occurred at the beginning of 2005:

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005

Net revenues	$193,590,989	$58,767,606
Net income	$15,456,530	$3,538,086
Net income per share — basic	$0.33	$0.09
Net income per share — diluted	$0.33	$0.09

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
DECEMBER 31, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED )

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

		Additions
Description	Balance at beginning of period	(1) Charged to expenses	(2) Charged to other comprehensive loss	Deductions	Balance at end of period

Allowance for doubtful receivables 12/31/2007	$90,780	$9,021	$4,002	$-	$103,803
Allowance for doubtful receivables 12/31/2006	$3,521	$82,686	$4,573	$-	$90,780

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of December 31, 2007 and December 31, 2006 inventory consisted of finished goods valued at $ 6,725,371 and $ 2,779,506 respectively. There were no reserves for obsolete inventory as of December 31, 2007 and 2006.

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
DECEMBER 31, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED )

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue is generated from sales of 3C products through two main revenue streams:-

i)
Approximately 65% of the Company's revenue comes from sales to individual customers at outlets installed inside department stores etc. (i.e. shops in shop model) and is mainly achieved through two broad categories:-

a)
By way of sales of purchase contracts, agreeing payment be made 30 days from receipt of goods i.e. the Company will deliver goods to places designated by the customers and at the time of receipt of goods by the customers is confirmed, ownership and all risks associated to the goods are transferred to the customers, settlement will be made within 30 days; and

b)
By way of joint control over inventory, revenue is recognized at the point of sales to end buyers at when ownership and all risks associated to the good are transferred to the end buyers through the company's sales people working at the outlets belonging to the customers.

Under this method, goods are delivered to the outlets designated by the customers as inventory in the outlets and the Company's sales people look after the inventory and goods from the inventory are sold to end buyers who visit the outlets, on a point of sales basis.

Over 80% of the Company's retail business is achieved through this method; and

ii)
Approximately 35% of the Company's revenue comes from wholesales. Recognition of income in wholesales is based on the terms of the contracts. In the year 2007, the main contracts terms on wholesales agreed that payments be paid 10 days after receipt of goods and that ownership and all risks associated with the goods are transferred to the customers on the date of goods received and payments will be made 10 days therefrom.

Sales revenue is therefore recognized on the following basis :-

A)	Shop in shop model:-

1)	For goods sold under sales and purchase contracts, revenue is recognized when goods are received by customers;

2)
For good at customers outlets to which the Company's sales people operate, and inventory of goods is under joint control by the customers and the Company, revenue is recognized at point of sales to end buyer.

B) Wholesales

Revenue is recognized at the date of goods received by customers.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” This statement amended SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective for the year beginning January 1, 2006 the Company has adopted SFAS 123 (R), “Share-Based Payment” which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and eliminates the intrinsic value method that was provided in SFAS 123 for accounting of stock-based compensation to employees. The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006.

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED )

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

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes - an interpretation of FASB Statement 109” (“FIN No. 48”). FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5, “ Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. We did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Segment Reporting

Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure about Segments of an Enterprise and Related Information requires use of the management approach¨ model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. We have identified that we have no reportable segment required by SFAS 131.

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

December 31, 2006 $ 4,500,000

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

The Company is amortizing the fair value of the warrants, $400,000, over the period of the agreement. The fair value of the warrants was calculated assuming 293% volatility, term of the warrant of 3 years , risk free rate of 4% and dividend yield of 0%. For the year ended December 31, 2006 and December 31, 2005, $387,945 and $12,055 of consulting fee was expensed relating to the warrants, respectively.

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

Based upon this calculation and pursuant to ETIF 96-18 the company recorded a $899,952 service period expense for these options for the year ending December 31, 2007.
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

Note 9 - INCOME TAXES

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements for the year ended December 31, 2007.

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

The following is a reconciliation of income tax expense:

12/31/2007	U.S.	State	International	Total
Current	$-	$800	$2,683,687	$2,684,487
Deferred	-	-	-	-
Total	$-	$800	$2,683,687	$2,684,487

12/31/2006	U.S.	State	International	Total
Current	$-	$800	$5,907,322	$5,908,122
Deferred	-	-	-	-
Total	$-	$800	$5,907,322	$5,908,122

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:
	12/31/2007	12/31/2006
US statutory tax rate	34%	34%
Foreign income not recognized in US	34%	34%
PRC income tax	33%	33%

Effective rate	33%	33%

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 10 - COMMITTMENTS

The Company leases various office facilities under operating leases that terminate thru 2011. The Company also has management agreements that terminate in 2007. Rent expense for the years ended December 31, 2007 and 2006 were $144,726, and $99,169 respectively. The future minimum obligations under these agreements are as follows:

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

Note 12 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders equity, at December 31, 2007 and 2006 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2005	$74,950	$74,950
Change for 2006	352,666	352,666
Balance at December 31, 2006	427,616	427,616
Change for 2007	1,444,718	1,444,718
Balance at December 31 , 2007	$1,872,334	$1,872,334

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