Form 10-K/A
period 2007-12-31
China 3C Group
filed 2008-10-31
CIK 1076784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Documents incorporated by reference: None

EXPLANATORY NOTE

We are filing this Amendment No. 2 to Annual Report on Form 10-K/A to (a) amend the business description in Item 1 of Part I, (b) amend the disclosure of our June 2007 equity compensation plan in Item 5 of Part II, (c) amend Item 7 of Part II to amend our Management’s Discussion and Analysis of Financial Condition and Results of Operations, (d) amend Item 9A(T) of Part II to amend our disclosure of internal controls and procedures relating to our financial reporting, (e) amend Item 10 of Part III to amend or disclosure relating to our directors, executive officers and corporate governance, (f) amend Item 11 of Part III to amend our disclosure relating to our executive compensation, and (g) amend the consolidated financial statements and the notes to the financial statements contained in the Report of Independent Registered Public Accounting Firm.

Except as specifically referenced herein, this Amendment No. 2 to Annual Report on Form 10-K/A does not reflect any event occurring subsequent to April 2, 2008, the filing date of the original report.

CHINA 3C GROUP

Table of Contents

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

It is very difficult to predict the sales cycle for our products . If we are unable to successfully select and introduce new products or fail to keep pace with the rapid advances in technology, our business condition will be negatively impacted. The duration and product selection involved in our sales cycle is dependent on a number of factors, including immediate product availability, pricing, features, product complexity, economic environment, and customer financial condition. If potential customers take longer than we expect to decide to purchase our products, or if our customers decide on a different product/feature set than available from our existing supplier agreements, the financial condition and results of our operations will be adversely affected.

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

Securities authorized for issuance under equity compensation plans

The following is a summary of all of our equity compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity Compensation Plans Approved by Securityholders
Equity Compensation Plans Not Approved by Securityholders	435,000	(1)	$3.94	0

(1) The Company’s 2005 Equity Compensation Plan (the “Plan”) expired on December 31, 2006. No further grants may be made under the Plan..

Repurchase of Securities

We did not repurchase any of shares of our common stock during the fourth quarter of 2007.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

Pursuant to the terms of the China 3C Group 2005 Equity Incentive Plan (the “Plan”), which was adopted on December 21, 2005 by the Company’s Board of Directors, 5,000,000 shares of the Company’s common stock were available for awards under the Plan.  The Plan expired on December 31, 2006.

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
Statements of Operations Data:
Sales, net	276,026,673	148,218,848	32,588,634	24,701,995	9,260,300

Cost of sales	226,656,242	125,411,758	28,325,332	21,577,365	7,864,411
Gross profit	49,370,431	22,807,090	4,263,302	3,124,630	1,395,889

General and administrative expenses	13,614,500	5,544,924	1,706,869	782,241	546,184
Income from operations	35,755,931	17,262,166	2,556,433	2,342,389	849,705

Other (Income) Expense
Interest income	(88,413)	(31,293)	(10,156)	(5,348)	(4,569)
Other expense	74,215	100,646	17,364	9,440	4,871
Interest expense	-	7,565	2,954	1,104	348
Total Other (Income) Expense	(14,198)	76,918	10,162	5,196	650
Income before income taxes	35,770,129	17,185,248	2,546,271	2,337,193	849,055

Provision for income taxes	12,850,429	5,908,122	1,088,021	231,096	-
Net income	22,919,700	11,277,126	1,458,250	2,106,097	849,055

Net income per share:
Basic & diluted	0.44	0.24	0.04	0.06	0.02

Weighted average number of shares outstanding:
Basic & diluted	52,671,438	46,179,507	35,133,427	35,000,000	35,000,000

	Year Ended December 31,
	2007	2006	2005	2004	2003
Balance Sheets Data:
Cash and cash equivalents	24,952,614	6,498,450	1,949,222	469,658	417,673
Working capital	36,917,850	10,505,747	3,634,989	704,888	(1,407,920)
Total assets	63,196,805	39,987,575	4,020,266	1,492,006	1,404,597
Total liabilities	5,792,722	9,061,180	341,615	735,830	2,754,517
Total shareholders’ equity	57,404,083	30,926,395	3,678,651	756,176	(1,349,920)

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K/A. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in “Risk Factors” and elsewhere in this Form 10-K/A.

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

Net sales

Net sales for 2007 totaled $276,026,673, representing a significant year-over-year increase of 86% as compared to $148,218,848 for 2006. The large increase amount was due to a combination of both organic growth and contribution from subsidiaries acquired in the second half of 2006. The sales from these subsidiaries (Yiwu, Wangda, HSET and Shanghai) in 2007 increased by $127 million as compared to the sales that consolidated into the Company from the acquisition dates in 2006, in which, HSET and SJ&H increased 210% ($45.50 million) and 375% ($50.51 million), respectively, as compared to 2006. Higher sales volume and the addition of new product lines were also factors. In addition, the economic boom in China led to the growth of each subsidiary, in which, Yiwu Yongxin and Hangzhou Wangda increased 20% ($10.29 million) and 35% ($21.50 million), respectively, as compared with 2006.

Percentage of sales

The Company earned approximately 65% of its sales from its retail operations, and the remaining 35% from wholesale operations.

Cost of Sales

Cost of sales for 2007 totaled $226,656,242 or approximately 82.11% of net sales compared to $125,411,758 or approximately 84.61% for 2006. The increase in the cost of sales was directly associated with the corresponding increase in sales. The cost of sales as a percentage decreased during 2007 due to the introduction of new product models with higher gross profit margin. The increased cost of sales was a direct result of the large increase in purchases required to meet our sales levels.

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

Gross Profit Margin

Gross profit margin for 2007 increased to 17.9% compared to 15.4% for 2006. The gross profit margin increased was mainly due to the increase of 5.5% of gross profit margin of HSET in 2007. The increase was partially due to the inclusion of the newly acquired subsidiaries. The gross profit margin increased as we benefited from increasing economies of scale as the Company grew in size and scale. Higher sales of higher margin products such as MP3 and DVD players were also critical factors.

Because the Company does not include the costs related to its distribution network in cost of sales, its gross profit and gross profit as a percentage of net sales (“gross profit margin”) may not be comparable to those of other retailers that may include all costs related to their distribution network in cost of sales and in the calculation of gross profit and gross margin.

General and Administrative Expense

General and administrative expense for 2007 totaled $13,614,500 or approximately 4.93% of net sales, compared to $5,544,924 or approximately 3.74% for 2006. The increase was primarily due to the costs of managing a larger operation as the Company integrated its newly acquired subsidiaries.an the growth rate of sales.

Income from Operations

Income from operations for 2007 was $35,755,931 or 12.95% of net sales as compared to income from operations of $17,262,166 for 2006 or 11.65% of net sales. Increasing economies of scale were a critical factor for the larger margins, as were a higher margin product mix. Because of our marketing power, we were able to increase sales prices at a greater rate than the increase in the cost of sales, thus giving un an advantage in an inflationary environment in 2007.

Provision for income taxes

       Provision for income taxes for 2007 was $12,850,429, representing year-over-year increase of 117% as compared to $5,908,122 for 2006. The effective rate of income tax was 33% for both 2007 and 2006. The increase was due to a significant increase in taxable income.

Net Income

Net income was $22,919,700 or 8.30% of net sales for 2007 compared to $11,277,126 or 7.61% of net sales for 2006. Increasing economies of scale, a higher margin product mix and significant larger store were all key factors for the large increase in net income.

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Net sales

Net sales for 2006 totaled $148,218,848, representing a significant year-over-year increase of 355% as compared to $32,588,634 for 2005. The increase was partially due to the inclusion of $35,133,964 of sales from two newly acquired subsidiaries (HSET and Shanghai) during 2006. The increase was also due to the organic growth of YYXC and HWDA. In 2006, the sales of YYXC and HWDA were approximately $51 million and $62 million respectively, an increase of 122% and 480% respectively compared with 2005.

Percentage of sales

	YYXC	HWDA	HSET	Shanghai
Retail store	59.43%	57.45%	74.39%	76.61%
Secondary Distributors	40.57%	42.55%	25.61%	23.39%

Cost of Sales

Cost of sales for 2006 totaled $125,411,758 or approximately 84.61% of net sales compared to $28,325,532 or approximately 86.90% for 2005. The increase in the cost of sales was directly associated with the corresponding increase in sales. The cost of sales as a percentage decreased during 2006 due to the introduction of new product models with higher gross profit margin. Also, we were able to obtain the maximum discount privilege from our suppliers because of the substantial increase of sales.

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

Because the Company does not include the costs related to its distribution network in cost of sales, its gross profit and gross profit as a percentage of net sales (“gross profit margin”) may not be comparable to those of other retailers that may include all costs related to their distribution network in cost of sales and in the calculation of gross profit and gross margin.

Operating Expense

General and administrative expense for 2006 totaled $5,544,924 or approximately 3.74% of net sales, compared to $1,706,869 or approximately 5.2% for 2005. The decrease of 1.46% was due to the inclusion of the newly acquired subsidiaries. The increase in the general and administrative expense was also caused by the corresponding increase in sales. However, the increase rate of general and administrative expense is lower than the growth rate of sales.

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

Provision for income taxes

       Provision for income taxes for 2006 was $5,908,122, representing year-over-year increase of 443% as compared to $1,088,021 for 2005. The effective rate of income tax was 33% for both 2006 and 2005. The increase was due to a significant increase in taxable income.

Net Income

Net income was $11,277,126 or 7.61% of net Sales for 2006 compared to $1,458,250 or 4.47% of net Sales for 2005. The increase in percentage was due to the factors stated above, including lower cost of goods, lower operating expenses and high profit margin from the newly acquired companies.

Retail locations

The following table reflects a roll forward during the fiscal year ended December 31, 2006 and during the fiscal year ended December 31, 2007 of our retail locations during each period (i.e. number of stores opened, number of stores closed and number of stores open at the end of the period).  Store within store refers to the sales counter where the Company’s products are displayed for sale within large-scale supermarket stores, department stores and other operation sites for the Company. At present, we have “store within stores” in four main areas, Shanghai, Zhejiang, Jiangsu and Anhui. The Company’s retail locations are all “store within store” locations in 2006 and 2007.

	Wangda	Yongxin	Sanhe	Joy & Harmony	Total
Locations at Jan 1, 2006	175	264	-	-	439
Opened during year 2006	45	39		-	84
Closed during year 2006	(6)	(15)	-	-	(21)
Acquired during year 2006	-	-	165	159	324
Locations at Dec 31, 2006	214	288	165	159	826

Opened during year 2007	30	37	55	34	156
Closed during year 2007	(7)	(51)	(9)	(7)	(74)
Locations at Dec 31, 2007	237	274	211	186	908

The following table reflects the square footage of each store space during the fiscal year ended December 31, 2006 and during the fiscal year ended December 31, 2007.

( In square feet)	Wangda	Yongxin	Sanhe	Joy & Harmony	Total
Areas at Jan 1, 2006	19,965	39,222	-	-	59,187
Opened during year 2006	5,208	5,768	-	-	10,976
Closed during year 2006	(802)	(2,210)	-	-	3,012
Acquired during year 2006	-	-	23,099	18,056	41,155
Areas at Dec 31, 2006	24,371	42,780	23,099	18,056	108,306

Opened during year 2007	3,335	5,475	7,408	3,709	19,927
Closed during year 2007	(778)	(7,547)	(1,212)	(764)	(10,301)
Areas at Dec 31, 2007	26,928	40,708	29,295	21,001	117,932

The following table reflects net sales per square foot for the fiscal year ended December 31, 2006 and the fiscal year ended December 31, 2007.

(In US dollars)	Wangda	Yongxin	Sanhe	Joy & Harmony	Average
2006	1,440	690	1,497	1,871	995
2007	1,666	703	1,617	2,244	1,420

The following table reflects the amount of comparable or same store sales for each period (i.e. the change in sales from stores that were open for each of the fiscal years presented).  A “comparable store” is defined as the same “store within store,” for which sales of that “store within store” is compared in the same month or same quarter of different years, such as the comparison of the sales occurring during March 2006 and March 2007 in the same “store within store.”

Opened and closed “stores within stores” are primarily recognized based on the duration of the agreements with the shopping centers, as well as the sale and profits of a “store within store.”  Prior to opening a new “store within store” we are usually approached by a large-scale department store or supermarket that offer us the opportunity to open a “store within store.” Our decision is based on our study of the population traffic flow, the department store and supermarkets themselves, and the level of expected profitability of a potential “store within store.” Following our inspection, we sign contracts with the department store and supermarkets, which specifically address the terms and conditions of opening, closing and relocating the “stores within stores.”.

(In US dollars)	Wangda	Yongxin	Sanhe	Joy & Harmony	Average
2006	13,800	8,700	17,400	17,700	12,700
2007	15,300	8,500	18,000	20,200	17,900

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

The following table sets forth, for the periods presented, our unaudited quarterly results of operations for the eight quarters ended December 31, 2007. The data has been derived from our consolidated financial statements and, in our management’s opinion, they have been prepared on substantially the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial results for the periods presented. This information should be read in conjunction with the annual consolidated financial statements included elsewhere in this Form 10-K/A. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended
	12/31/2007	9/30/2007	6/30/2007	3/31/2007	12/31/2006	9/30/2006	6/30/2006	3/31/2006

Sales, net	$69,108,145	$57,896,861	$64,498,473	$84,523,194	$63,575,983	$42,573,920	$28,618,196	$13,450,749

Cost of sales	57,891,581	45,113,474	53,060,275	70,590,912	53,569,362	35,974,772	24,347,343	11,520,281
Gross profit	11,216,564	12,783,387	11,438,198	13,932,282	10,006,621	6,599,148	4,270,853	1,930,468

General and administrative expenses	4,017,300	2,856,805	3,014,233	3,726,162	2,483,656	1,652,278	903,938	505,052
Income from operations	7,199,264	9,926,582	8,423,965	10,206,120	7,522,965	4,946,870	3,366,915	1,425,416

Other (Income) Expense
Interest income	(30,990)	(25,977)	(17,655)	(13,791)	(13,685)	(9,261)	(4,249)	(4,098)
Other expense	61,421	7,101	(1,171)	6,864	71,282	23,592	281	5,491
Interest expense					7,403	22	54	86
Total Other (Income) Expense	30,431	(18,876)	(18,826)	(6,927)	65,000	14,353	(3,914)	1,479

Income before income taxes	7,168,833	9,945,458	8,442,791	10,213,047	7,457,965	4,932,517	3,370,829	1,423,937

Provision for income taxes	2,787,417	3,372,489	2,941,264	3,749,259	2,580,937	1,708,663	1,108,133	510,389

Net income	$4,381,416	$6,572,969	$5,501,527	$6,463,788	$4,877,028	$3,223,854	$2,262,696	$913,548

Net income per share:
Basic & diluted	$0.08	$0.12	$0.10	$0.12	$0.11	$0.07	$0.05	$0.02

Weighted average number of shares outstanding:
Basic & diluted	52,671,438	52,608,938	52,608,938	52,578,938	46,179,507	44,817,953	44,360,077	44,360,077

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

Operating Activities

Net cash generated from operating activities increased to $21.6 million in 2007 from $10.9 million in 2006. This increase was mainly attributable to several factors, including (i) the substantial increase in net income of $22.9 million in 2007 compared to net income of $11.3 million in 2006; (ii) the increase in add-back of non-cash expenses, mainly consisting of share-based compensation of $2.1 million in 2007; (iii) the decrease in accounts receivable resulting from control of settlement, partially offset by an increase of $3.4 million in inventory primarily due to stock reserve for expansion of stores and an decrease of $1.4 million in income tax payable.

Net cash generated from operating activities increased to $10.9 million in 2006 from $0.9 million in 2005. This increase was mainly attributable to several factors, including (i) the substantial increase in net income of $11.3 million in 2006 compared to net income of $1.4 million earned in 2005; (ii) the increase of 1.6 in accounts payable and accrued expenses; (iii) the increase of $1.3 million in income tax payable, partially offset by an increase of $2 million in accounts receivable primarily due to promotion for business.

Investing Activities

Net cash used in investing activities increased to $64 thousand in 2007 from $29 thousand in 2006, primarily due to our purchase of additional office equipments. Net cash used in investing activities increased to $29 thousand in 2006 from $2 thousand in 2005 primarily due to our purchase of additional office equipments

Financing Activities

Net cash used in financing activities decreased to $4.5 million in 2007 from $6.5 million in 2006, due to payment of notes of $4.5 million for acquisition of Shanghai Joy & Harmony in 2007 and $6.5 million for acquisition of Hangzhou Sanhe and Shanghai Joy & Harmony in 2006. Net cash from financing activities was ($6.5) million in 2006 compared to $0.5 million in 2005, mainly due to payment of acquisition notes of $6.5 million for acquisition of Hangzhou Sanhe and Shanghai Joy & Harmony in 2006 and capital contribution of $1.2 million offset by dividend payment of $0.5 million and payment to related parties of $0.2 million in 2005.

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

Tabular Disclosure of Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2007:

	Payment Due by Period
		Less than 1			More than
	Total	year	1-3 years	3-5 years	5 years
Contractual Obligations
Operating lease obligations	$254,417	$140,775	$97,192	$16,450	$—
Purchase obligations	1,167,763	1,167,763			—

Total contractual obligations	$1,422,180	$1,308,538	$97,192	$16,450	$—

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company are included following the signature page to this Form 10-K/A.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2007, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our independent registered public accounting firm, Morgenstern, Svoboda & Baer CPA’s P.C., who also audited our consolidated financial statements, independently assessed the effectiveness of our internal control over financial reporting, as stated in their report which is included in this Annual Report on Form 10-K/A. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-K/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year covered by this Form 10-K/A but not reported.

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

Potential Payments Upon Termination or Change in Control

None.

Compensation of Directors

Messrs. Berents and Levinson, and Mr,.Mavis prior to his resignation in December 2007, receive $2,500 per Board meeting that they attend, $2,000 per meeting of a committee of the Board that they attend, and $5,000 for serving as a chairman of a Board committee.

Upon joining the Board of Directors on December 8, 2006, Ken Berents entered into a Board of Directors Agreement with the Company, pursuant to which he receives an annual salary of $75,000 payable in monthly installments at the beginning of each month that Mr. Berents is a member of the Board of Directors. In addition, Mr. Berents was given a one-time payment of $5,000 for being named Chairman of the Audit Committee. Mr. Berents received an option grant to purchase 50,000 shares of common stock of the Company upon execution of his Board of Directors Agreement and is entitled to receive 30,000 shares on each anniversary of such date thereafter, provided Mr. Berents is a member of the Board of Directors at such time. The exercise price of the initial grant of 50,000 shares shall be based on the closing price of the common stock of the Company on December 7, 2006 and for each future option grant the closing price of the Company common stock on the anniversary of such date. All option grants will vest upon issuance and will have an exercise period of ten years from date of issuance so long as Mr. Berents is a member of the Board of Directors at such time. In the event that Mr. Berents is no longer a member of the Board of Directors, his exercise period for all vested options will be twenty-four months from the anniversary date of his departure from the Board of Directors.

The Company entered into Board of Directors Agreement with Todd Mavis on January 2, 2007 , pursuant to which he received $4,500 upon joining the Board of Directors of the Company and an annual salary of seventy five thousand dollars payable in monthly installments at the beginning of each month that Mr. Mavis was a member of the Board of Directors.  Mr. Mavis received an option grant to purchase 50,000 shares of common stock of the Company upon execution of his Board of Directors Agreement and 30,000 shares on each anniversary of such date thereafter, provided Mr. Mavis is a member of the Board of Directors at such time. The exercise price of the initial grant of 50,000 shares shall be based on the closing price of the common stock of the Company on January 2, 2007 and for each future option grant the closing price of the Company common stock on the anniversary of such date. All option grants vested upon issuance and have an exercise period of ten years from date of issuance so long as Mr. Mavis is a member of the Board of Directors at such time. According to the terms of his Board of Director Agreement, Mr. Mavis has an exercise period for all vested options that is twenty-four months from the anniversary date of his departure from the Board of Directors.

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

The Compensation Committee has reviewed and discussed the discussion and analysis of the Company’s compensation which appears above with management, and, based on such review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that the above disclosure be included in this Annual Report on Form 10-K/A.

The members of the Compensation Committee are:

Mingjun Zhu, Chair

Wei Kang Gu

(1)   The material in the above Compensation Committee reports is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date of this Form 10-K/A and irrespective of any general incorporation language in such filing.

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

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K/A. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

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
(8) Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on July 17, 2007.
(9) Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on November 28, 2007.
(10) Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on January 17, 2008.
(11) Incorporated by reference from the Registrant’s Annual Report filed with the SEC on Form 10-K on March 27, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31 st day of October 2008.

CHINA 3C GROUP

/s/ Zhenggang Wang
Zhenggang Wang
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ Zhenggang Wang
Zhenggang Wang	Chief Executive Officer and Chairman	October 31, 2008

/s/ Xiang Ma
Xiang Ma	President	October 31, 2008

/s/ Weidong Huang
Weidong Huang	Chief Financial Officer	October 31, 2008

/s/ Chenghua Zhu
Chenghua Zhu	Director	October 31, 2008

/s/ Mingjun Zhu
Mingjun Zhu	Director	October 31, 2008

/s/ Rongjin Weng
Rongjin Weng	Director	October 31, 2008

/s/ Wei Kang Gu
Wei Kang Gu	Director	October 31, 2008

Kenneth T. Berents	Director	October 31, 2008

Joseph J. Levinson	Director	October 31, 2008

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China 3C Group as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, China 3C Group maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Morgenstern, Svoboda & Baer CPA’s P.C.

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

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
March 10, 2006

CHINA 3C GROUP AND SUBSIDIARIES
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
FOR YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$22,919,700	$11,277,126	$1,458,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,714	20,191	17,420
Gain on asset disposition	-	(936)
Provision for bad debts	9,021	82,686	-
Stock based compensation	2,113,270	-	225,680
Amortization of deferred consulting expense	-	387,945	12,055
Shares to be issued to consultants			498,000
(Increase) / decrease in assets:
Accounts receivables	(73,483)	(2,375,209)	(286,498)
Inventory	(3,945,865)	(487,593)	(421,658)
Prepaid expense	(322,710)	85,216	(42,522)
Advance to supplier	(356,444)	(848,848)	(372,000)
Deposits	(41,974)	(5,929)	1,288
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	1,143,572	1,356,272	(267,816)
Income tax payable	87,970	1,477,695	122,067
Total Adjustments	(1,345,929)	(308,510)	(513,984)

Net cash provided by operating activities	21,573,771	10,968,616	944,266

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(64,325)	(30,591)	(2,308)
Proceeds from asset sales	-	1,508	-
Net cash used by Investing activities	(64,325)	(29,083)	(2,308)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution to subsidiary before acquisition	-	-	1,210,000
Dividends paid	-	-	(529,140)
Proceed on loan from related parties	-	-	97,760
Payments on loan to related parties	-	-	(250,877)
Payments of acquisition notes - net of cash acquired	(4,500,000)	(6,550,157)	-
Payments of notes - other	-	(7,769)	(9,807)
Net cash provided by financing activities	(4,500,000)	(6,557,926)	517,936

Effect of exchange rate changes on cash and cash equivalents	1,444,718	167,621	19,670

Net change in cash and cash equivalents	18,454,164	4,549,228	1,479,564
Cash and cash equivalents, beginning balance	6,498,450	1,949,222	469,658
Cash and cash equivalents, ending balance	$24,952,614	$6,498,450	$1,949,222

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:
Income tax payments	$12,762,459	$3,534,155	965,354
Interest payments	$-	$7,565	2,954

Non cash transactions relating to acquisitions
Purchased Goodwill		$(20,348,278)
Fair value of assets purchased less cash acquired		(5,451,879)
Acquisition financed with stock issuance		14,750,000
Acquisition financed with notes		12,500,000
Net cash acquired in acquisitions		$1,449,843

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

Cost of sales

Cost of sales consists of actual product cost, which is the purchase price of the product less any discounts.  Cost of sales excludes freight charges, purchase and delivery costs, internal transfer, freight charges and the other costs of the Company’s distribution network, which are identified in general and administrative expenses.

General and administrative expenses

General and administrative expenses are comprised principally of payroll and benefits costs for retail and corporate employees, occupancy costs of corporate facilities, lease expenses, management fees, traveling expenses and other operating and administrative expenses, including freight charges, purchase and delivery costs, internal transfer freight charges and other distribution costs.

Because the Company does not include the costs related to its distribution network in cost of sales, its gross profit and gross profit as a percentage of net sales (“gross margin”) may not be comparable to those of other retailers that may include all costs related to their distribution network in cost of sales and in the calculation of gross profit and gross margin.

Shipping and handling fees

The Company follows Emerging Issues Task Force ("EITF") No. 00-10, Accounting for Shipping and Handling Fees and Costs.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of General and administrative expenses which were $219,191 and $116,557 for the years ended December 31, 2007 and 2006, respectively.

Vender discounts

The Company has extended its’ purchasing power to include preferred pricing arrangements with certain vendors on certain products. These arrangements are not contingent on any levels of volume and should be construed as vendor discounts as opposed to rebates. The Company accrues these discounts as these items are purchased in accordance with the matching principal under GAAP. The discounts are recognized as a reduction in cost of sales and inventory as the discounts are a reduction of the price of the vendor’s products.

Management fees paid to the department stores under “stores in stores” model

Under the “store in store” business operation model, the Company may pay management fees to the department stores, which are in the form of service charges or “selling at an allowance (discount)”. The management fees are accounted for (1) in the form of service charges which are reflected in general and administrative expenses, or (2) in the form of “selling at an allowance (discount)”, as a deduction of sales, which means, the expenses are directly deducted at a certain percentage on sales. Such management fees were $3,645,400 and $1,375,100 in general and administrative expenses, and deductions of $7,748,800 and $3,674,600 in sales for the years ended December 31, 2007 and 2006, respectively.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “ Accounting for uncertainty in Income Taxe s - an interpretation of FASB Statement 109” (“FIN No. 48”) . FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5, “ Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. We did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Segment Reporting

Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure about Segments of an Enterprise and Related Information requires use of the management approach¨ model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. We have identified four reportable segments required by SFAS 131: (1) mobile phone, (2) home electronics, (3) office communication product, (4) consumer electronics.

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

On December 8, 2006 the company issued to Ken Berents, a newly appointed Board member, an option grant to purchase 50,000 shares of common stock at the closing price as of December 7, 2006. Options expire 10 years from issuance.

On January 2, 2007 the company issued to Todd Mavis, a newly appointed Board member, an option grant to purchase 50,000 shares of common stock at the closing price as of January 2 2007. Options expire 10 years from issuance. As of December 17, 2007, the Board member resigned.

On December 8, 2007 the company issued, to Ken Berents, an option grant (incentive Stock Options) to purchase 30,000 shares of common stock at the closing price as of December 7, 2007. Options expire 10 years from issuance.

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

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 6 -   STOCK WARRANTS, OPTIONS, AND COMPENSATION (continued)

Stock options—The Stock option grants have a ten-year life and were fully vested upon issuance. The option holder has no voting or dividend rights. The grant price was equal the market price at the date of grant. The company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the date of grant stock option pricing

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

Note 15 -   SEGMENT INFORMATION

We separately operate and prepare accounting and other financial reports to management for four major business organizations (Hangzhou Wanda, Hangzhou Sanhe, Yiwu Yongxin and Shanghai Joy & Harmony). Each of the individual operating companies corresponds to different product groups.  Hangzhou Wanda is mainly operating mobile phones, Hangzhou Sanhe is mainly operating home appliances, Yiwu Yongxin is mainly operating office communication products, and Shanghai Joy & Harmony is mainly operating consumer electronics.

We have identified four reportable segments required by SFAS 131: (1) mobile phone, (2) home electronics, (3) office communication product, (4) consumer electronics.

The following tables present summarized information by segment (in thousands):

	Year Ended December 31, 2007
			Office		Others	Total
	Mobile	Home	communication	Consumer
	phone	electronics	product	electronics

Sales, net	$83,496	$67,157	$61,385	$63,988	$-	$276,026
Cost of sales	69,863	50,923	52,180	53,690	-	226,656
Gross profit	13,633	16,234	9,205	10,298	-	49,370
Income from operations	11,259	11,504	7,378	8,755	(3,140)	35,756
Total assets	$14,922	$14,839	$12,869	$13,087	$7,479	$63,196

	Year Ended December 31, 2006
			Office		Others	Total
	Mobile	Home	communication	Consumer
	phone	electronics	product	electronics

Sales, net	$61,992	$21,660	$51,092	$13,474	$-	$148,218
Cost of sales	53,403	17,624	43,104	11,280	-	125,411
Gross profit	8,589	4,036	7,988	2,194	-	22,807
Income from operations	7,051	2,579	6,821	1,878	(1,067)	17,262
Total assets	$7,362	$5,759	$7,499	$6,521	$12,846	$39,987

	Year Ended December 31, 2005
			Office		Others	Total
	Mobile	Home	communication	Consumer
	phone	electronics	product	electronics

Sales, net	$10,300	$-	$22,288	$-	$-	$32,588
Cost of sales	9,000	-	19,325	-	-	28,325
Gross profit	1,300	-	2,963	-	-	4,263
Income from operations	994	-	2,300	-	(738)	2,556
Total assets	$689	$-	$2,131	$-	$1,200	$4,020

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