Form 10-Q/A
period 2008-06-30
China 3C Group
filed 2008-10-31
CIK 1076784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A to amend Item 4A of Part I to amend our evaluation of disclosure controls and procedures.

Except as specifically referenced herein, this Amendment No. 1 to Quarterly Report on Form 10-Q/A does not reflect any event occurring subsequent to August 11, 2008, the filing date of the original report.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of June 30, 2008, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

The Company strives to continue to enhance its disclosure controls and procedures by:

(1) Arranging for senior management to undertake professional training to enhance awareness and understanding of standards and principles for accounting and financial reporting; and

(2) Reviewing its current policies, practices, and controls related to the preparation of periodical reports and providing education and training to those who implement those policies and processes.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2008 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of October, 2008.

CHINA 3C GROUP

By:	/s/ Zhenggang Wang
Name: Zhenggang Wang
Title: Chief Executive Officer and Chairman