Form 10-Q
period 2008-09-30
China 3C Group
filed 2008-11-10
CIK 1076784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2008

or

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

Large accelerated filer ☐  Accelerated filer ☒ Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of November 7, 2008 the registrant had 53,194,844 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

MORGENSTERN, SVOBODA & BAER, CPA’s, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MORGENCPA@CS.COM

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China 3C Group

We have reviewed the accompanying consolidated balance sheets of China 3C Group as of September 30, 2008 and the consolidated statements of operations for the nine months ended September 30, 2008 & 2007 and consolidated statements of cash flows and shareholders’ equity for the nine months then ended. These financial statements are the responsibility of the Company’s management.

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

Morgenstern, Svoboda & Baer, CPA’s, P.C.
Certified Public Accountants

New York, New York
November 4, 2008

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	(Unaudited)	(Audited)
ASSETS	9/30/2008	12/31/2007
Current Assets
Cash and cash equivalents	$31,678,969	$24,952,614
Accounts receivable, net	19,543,726	8,077,533
Inventory	15,223,160	6,725,371
Advance to supplier	1,455,775	2,572,285
Prepaid expenses	107,537	382,769
Total Current Assets	68,009,167	42,710,572

Property & equipment, net	71,379	89,414
Goodwill	20,348,278	20,348,278
Refundable deposits	41,710	48,541
Total Assets	$88,470,534	$63,196,805

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$5,973,337	$3,108,235
Income tax payable	2,351,617	2,684,487
Total Current Liabilities	8,324,954	5,792,722

Stockholders’ Equity

Common stock, $.001 par value, 100,000,000 shares authorized, 52,673,938 and 52,673,938 issued and outstanding	52,674	52,674
Additional paid-in capital	19,465,776	19,465,776
Subscription receivable	(50,000)	(50,000)
Statutory reserve	7,234,295	7,234,295
Other comprehensive income	4,925,225	1,872,334
Retained earnings	48,517,610	28,829,004
Total Stockholders’ Equity	80,145,580	57,404,083
Total Liabilities and Stockholders’ Equity	$88,470,534	$63,196,805

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2008 AND 2007

	2008	2007

Sales, net	$225,725,603	$206,918,528

Cost of sales	190,457,324	168,764,661
Gross profit	35,268,279	38,153,867

General and administrative expenses	10,043,055	9,597,200
Income from operations	25,225,224	28,556,667

Other (Income) Expense
Interest income	(103,581)	(57,423)
Other (income)expense	(690,905)	12,794
Gain on asset disposal	(2,161)	-
Total Other (Income) Expense	(796,647)	(44,629)
Income before income taxes	26,021,871	28,601,296

Provision for income taxes	6,333,265	10,063,012
Net income	$19,688,606	$18,538,284

Net income per share:
Basic	$0.37	$0.35
Diluted	$0.37	$0.35

Weighted average number of shares outstanding:
Basic	52,673,938	52,608,938
Diluted	53,073,938	52,608,938

Comprehensive Income
Net Income	$19,688,606	$18,538,284
Foreign currency translation adjustment	3,052,891	750,404
Comprehensive Income	$22,741,497	$19,288,688

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2008 AND 2007

	2008	2007

Sales, net	$79,056,756	$57,896,861

Cost of sales	67,210,574	45,113,474
Gross profit	11,846,182	12,783,387

General and administrative expenses	3,730,967	2,856,805
Income from operations	8,115,215	9,926,582

Other (Income) Expense
Interest income	(38,014)	(25,977)
Other (income)/expense	(378,976)	7,101
Total Other (Income) Expense	(416,990)	(18,876)
Income before income taxes	8,532,205	9,945,458

Provision for income taxes	2,168,638	3,372,489
Net income	$6,363,567	$6,572,969

Net income per share:
Basic	$0.12	$0.12
Diluted	$0.12	$0.12

Weighted average number of shares outstanding:
Basic	52,673,938	52,608,938
Diluted	53,073,938	52,608,938

Comprehensive Income
Net Income	$6,363,567	$6,572,969
Foreign currency translation adjustment	230,251	364,124
Comprehensive Income	$6,593,818	$6,937,093

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$19,688,606	$18,538,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,837	31,257
Gain on asset disposition	(2,161)	-
Provision for bad debts	24,666	5,491
Stock based compensation	336,668	851,400
(Increase) / decrease in assets:
Accounts receivables	(11,490,859)	(1,304,612)
Inventory	(8,497,789)	(2,941,188)
Prepaid expense	(61,436)	15,619
Advance to supplier	1,116,510	(2,153,952)
Deposits	6,831	(42,480)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	2,865,102	46,850
Income tax payable	(332,870)	798,692
Total Adjustments	(16,006,501)	(4,692,923)

Net cash provided by operating activities	3,682,105	13,845,361

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(11,088)	(63,057)
Proceeds from asset sales	2,447	-
Net cash used in Investing activities	(8,641)	(63,057)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of notes- other	-	(4,500,000)
Net cash used in financing activities	-	(4,500,000)
Effect of exchange rate changes on cash and cash equivalents	3,052,891	750,404

Net change in cash and cash equivalents	6,726,355	10,032,708
Cash and cash equivalents, beginning balance	24,952,614	6,498,450
Cash and cash equivalents, ending balance	$31,678,969	$16,531,158

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$6,666,135	$9,264,320
Interest payments	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND THE YEAR ENDED DECEMBER 31, 2007

	Common		Additional	Other				Total
	Stock		Paid-In	Comprehensive	Subscription	Statutory	Retained	Stockholders’
	Shares	Amount	Capital	Income	Receivable	Reserve	Earnings	Equity
Balance December 31, 2006	52,488,938	$52,489	$17,352,691	$427,616	$(50,000)	$3,320,755	$9,822,844	$30,926,395

Foreign currency translation adjustments				1,444,718				1,444,718

Income for the years ended December 31, 2007							22,919,700	22,919,700

Stock based compensation	185,000	185	2,113,085					2,113,270

Transferred To statutory reserve						3,913,540	(3,913,540)	-

Balance December 31, 2007	52,673,938	52,674	19,465,776	1,872,334	(50,000)	7,234,295	28,829,004	57,404,083

Foreign currency translation adjustments				3,052,891				3,052,891

Income for the nine months ending September 30, 2008							19,688,606	19,688,606

Balance September 30, 2008	52,673,938	$52,674	$19,465,776	$4,925,225	$(50,000)	$7,234,295	$48,517,610	$80,145,580

The accompanying notes are an integral part of these consolidated financial statements

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

On December 21, 2005, Capital became a wholly owned subsidiary of China 3C Group through a reverse merger (“Merger Transaction”). China 3C Group acquired all of the issued and outstanding capital stock of Capital pursuant to a Merger Agreement dated at December 21, 2005 by and among China 3C Group, XY Acquisition Corporation, Capital and the shareholders of Capital (the “Merger Agreement”). Pursuant to the Merger Agreement, Capital became a wholly owned subsidiary of China 3C Group and, in exchange for the Capital shares, China 3C Group issued 35,000,000 shares of its common stock to the shareholders of Capital, representing 93% of the issued and outstanding capital stock of China 3C Group at that time and a cash consideration of $500,000.

On August 15, 2007, the Company changed its ownership structure. As a result, instead of Capital owning 100% of Zhejiang, Capital entered into contractual agreements with Zhejiang whereby Capital owns a 100% interest in the revenues of Zhejiang. Capital does not have an equity interest in Zhejiang, but enjoys all the economic benefits. Under this structure, Zhejiang is now a wholly foreign owned enterprise of Capital. The contractual agreements give Capital and its’ equity owners an obligation, and having ability to absorb, any losses, and rights to receive returns. Capital will be unable to make significant decisions about the activities of Zhejiang and cannot carry out its principal activities without financial support. These characteristics as defined in Financial Accounting Standards Board (“FASB”) Interpretation 46, Consolidation of Variable Interest Entities (VIEs), qualifies the business operations of Zhejiang to be consolidated with Capital and ultimately with China 3C Group.

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

Translation Adjustment

As of September 30, 2008 and December 31, 2007, the accounts of Zhejiang, Wang Da, Yiwu, Sanhe, and Joy & Harmony were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”). Such financial statements were translated into U.S. Dollars (“USD”) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the SFAS No. 52, all assets and liabilities were translated at the current exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” as a component of shareholders’ equity. Transaction gains and losses are reflected in the income statement.

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

Principles of Consolidation

The consolidated financial statements include the accounts of China 3C Group and its wholly owned subsidiaries Capital, Zhejiang, Wang Da, Yiwu, Joy and Harmony, and Sanhe, collectively referred to as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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
SEPTEMBER 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $128,469 and $103,803 as at September 30, 2008 and December 31, 2007, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of September 30, 2008 and December 31, 2007, inventory consisted of finished goods valued at $15,223,160 and $6,725,371, respectively.

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

Furniture and Fixtures & Office Equipment	5 years
Automobile	5 years

As of September 30, 2008 and December 31, 2007, Property, Plant & Equipment consist of the following:

	2008	2007
Automobile	$132,627	$138,330
Office equipment	116,700	105,612
	249,327	243,942
Accumulated depreciation	(177,948)	(154,528)
	$71,379	$89,414

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 31, 2008, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

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
SEPTEMBER 30, 2008

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

Basic and Diluted Earnings per Share

Earnings per share are calculated in accordance with the SFAS No. 128 (SFAS No. 128), “Earnings per Share.” SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

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
SEPTEMBER 30, 2008

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

Segment Reporting

SFAS No. 131 (SFAS 131), “Disclosure about Segments of an Enterprise and Related Information,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5, “Accounting for Contingencies.” FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement had no impact on the Company’s consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this statement had no impact on the Company’s consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of this statement had no impact on the Company’s consolidated financial statements.

In December 2007, FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.” This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In March 2008, FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

On May 8, 2008, FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature.  The Company is currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In May 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts.” SFAS No. 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise’s surveillance or watch list. The Company is currently evaluating the impact of SFAS No. 163.

Note 3 - ADVANCE TO SUPPLIER

Advances to suppliers represent payments to suppliers for payments of finished goods. As of September 30, 2008 and December 31, 2007 the Company had paid $1,455,775 and $2,572,285, respectively, as advances to suppliers.

Note 4 - STOCK WARRANTS, OPTIONS, AND COMPENSATION

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

On December 8, 2006 the company issued to Ken Berents, a newly appointed Board member, an option grant (incentive Stock Options) to purchase 50,000 shares of common stock at the closing price as of December 7, 2006. Options expire 10 years from issuance.

On January 2, 2007, the company issued to Todd Mavis, a newly appointed Board member, an option grant to purchase 50,000 shares of common stock at the closing price as of January 2, 2007. Options expire 10 years from issuance. As of December 17, 2007, Todd Mavis resigned.

On May 7, 2007 the Board of Directors appointed Joseph Levinson to serve as a member of the Board of Directors of the Company. As compensation his services, Mr. Levinson receives:

•	A monthly grant of 1,000 shares of the Company’s Common Stock; and

•
An annual grant of Stock Options to purchase 300,000 shares of common stock of the Company. The annual grant of Stock Options vests immediately upon issuance. The exercise price of the initial grant of Stock Options shares was based on the closing price of the common stock of the Company on May 7, 2007.

On December 8, 2007 the Company issued, to Ken Berents, an option grant (incentive Stock Options) to purchase 30,000 shares of common stock at the closing price as of December 7, 2007. Options expire 10 years from issuance.

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 4 - STOCK WARRANTS, OPTIONS, AND COMPENSATION (CONTINUED)

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

Nine Months ended
September 30, 2008
Expected Volatility	153%
Expected term (in years)
Todd L. Mavis	9
Kenneth T. Berents	9
Joseph Levinson	9
Expected dividends	-
Risk-free rate of return (weighted average)	3%
Weighted average grant-date fair value	3.8-6.15

Expected volatility is based on the historical volatility of the Company’s stock price. The expected term represents the estimated average period of time that the options remain outstanding. No dividend payouts were assumed, as the Company has no plans to declare dividends during the expected term of the stock options. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options. Based upon this calculation and pursuant to ETIF 96-18, the company recorded a $336,668 and a $899,952 expense for these warrants for the nine months ending September 30, 2008 and the year ending December 31, 2007, respectively.

The Company did not grant any options during the period ending September 30, 2008:

				Aggregate
		Exercise	Remaining	Intrinsic
	Total	Price	Life	Value
Outstanding, December 31, 2007	400,000
Granted in 2008	-
Exercised in 2008	-
Outstanding, September 30, 2008	400,000

Note 5 - COMPENSATED ABSENCES

Regulation 45 of PRC labor laws entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification, any unutilized leave is cancelled.

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

Pursuant to the PRC Income Tax Laws, from January 1, 2008, the Enterprise Income Tax (“EIT) is at a statutory rate of 25%.

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 6 - INCOME TAXES (CONTINUED)

The following is a reconciliation of income tax expense:

9/30/2008	U.S.	State	International	Total
Current	$-	$-	$6,333,265	$6,333,265
Deferred	-	-
Total	$-	$-	$6,333,265	$6,333,265

9/30/2007	U.S.	State	International	Total
Current	$-	$-	$10,063,012	$10,063,012
Deferred	-	-	-	-
Total	$-	$-	$10,063,012	$10,063,012

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	9/30/2008	9/30/2007

US statutory tax rate	34%	34%
Foreign income not recognized in US	-34%	-34%
PRC income tax	25%	33%

Effective rate	25%	33%

Note 7 - COMMITMENTS

The Company leases various office facilities under operating leases that terminate thru 2011. The Company also has management agreements that terminated in 2007. Rent expense for the nine months ending September 30, 2008 and 2007 was $155,011 and $96,323, respectively. The future minimum obligations under these agreements are as follows:

2009	$ 133,327
2010	$ 46,793
2011	$ 24,063

In addition, the Company is committed to pay $140,003 under an advertising agreement expiring March 31, 2009.

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 8 - STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprises income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves and statutory public welfare fund. Prior to January 1, 2006, the proportion of allocation for reserve was 10 percent of the profit after tax to the surplus reserve fund and additional 5-10 percent to the public affair fund. The public welfare fund reserve was limited to 50 percent of the registered capital. Effective January 1, 2006, there is now only one fund requirement. The reserve is 10 percent of income after tax, not to exceed 50 percent of registered capital.

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2008 and December 31, 2007, the Company had allocated $7,234,295 to these non-distributable reserve funds.

Note 9 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at September 30, 2008 and December 31, 2007 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2006	$427,616	$427,616
Change for 2007	1,444,718	1,444,718
Balance at December 31, 2007	1,872,334	1,872,334
Change for 2008	3,052,891	3,052,891
Balance at September 30, 2008	$4,925,225	$4,925,225

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

Note 11 - MAJOR CUSTOMERS AND CREDIT RISK

During the period ended September 30, 2008, no customer accounted for more than 10% of the Company’s sales or accounts receivable. At September 30, 2008 no vendor comprised more than 10% of the Company’s purchase or accounts payable.

Forward Looking Statements

The following discussion includes forward-looking statements. In some cases, these statements are identifiable through the use of words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “project”, “target”, “can”, “could”, “may”, “should”, “will”, “would”, and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in “Risk Factors” and elsewhere in this Form 10-Q.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

China 3C Group was incorporated on August, 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited (“Capital”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang Yong Xin Digital Technology Co., Ltd. (“Zhejiang”), Yiwu Yong Xin Communication Ltd. (“Yiwu”), Hangzhou Wandga Electronics Co., Ltd. (“Wang Da”), Hangzhou Sanhe Electronic Technology, Limited (“Sanhe”), and Shanghai Joy & Harmony Electronic Development Co., Ltd. (“Joy & Harmony”) were incorporated under the laws of Peoples Republic of China on July 11, 2005, July 18, 1997, March 30, 1998, April 12, 2004, and August 25, 2003, respectively. China 3C Group owns 100% of Capital and Capital own 100% of the capital stock of Joy & Harmony and Sanhe. Until August 14, 2007, when it made the change to its ownership structure described in the next paragraph in order to comply with certain requirements of PRC law, Capital owned 100% of the capital stock of Zhenjiang. Zhejiang owns 90% and Yiwu owns 10% of Wang Da. Zhejiang owns 90% and Wang Da owns 10% of Yiwu. Collectively the six corporations are referred to herein as the Company.

On December 21, 2005 Capital became a wholly owned subsidiary of China 3C Group through a merger with a wholly owned subsidiary of the Company (“Merger Transaction”). China 3C Group acquired all of the issued and outstanding capital stock of Capital pursuant to a Merger Agreement dated at December 21, 2005 by and among China 3C Group, XY Acquisition Corporation, Capital and the shareholders of Capital (the “Merger Agreement”). Pursuant to the Merger Agreement, Capital became a wholly owned subsidiary of China 3C Group and, in exchange for the Capital shares, China 3C Group issued 35,000,000 shares of its common stock to the shareholders of Capital, representing 93% of the issued and outstanding capital stock of China 3C Group at that time and a cash consideration of $500,000. On August 15, 2007, in order to comply with the requirements of PRC law, the Company recapitalized its ownership structure. As a result, instead of Capital owning 100% of Zhejiang as previously was the case, Capital entered into contractual agreements with Zhejiang whereby Capital owns a 100% interest in the revenues of Zhejiang. Capital does not have an equity interest in Zhejiang, but is deemed to have all the economic benefits and liabilities by contract. Under this structure, Zhejiang is now a wholly foreign owned enterprise of Capital. The contractual agreements give Capital and its’ equity owners an obligation to absorb, any losses, and rights to receive revenue. Capital will be unable to make significant decisions about the activities of Zhejiang and can not carry out its principal activities without financial support. These characteristics as defined in Financial Accounting Standards Board (“FASB”) Interpretation 46, Consolidation of Variable Interest Entities (VIEs), qualifies the business operations of Zhejiang to be consolidated with Capital and ultimately with China 3C Group.

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

The Company is engaged in the business of resale and distribution of mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPods, electronic dictionaries, CD players, radios, Walkmans, and audio systems. We sell and distribute these products through retail stores and secondary distributors.

Result of Operations

For the Nine and Three Months Ended September 30, 2008 and 2007

Net Sales

Net sales for the nine months ended September 30, 2008 increased by 9%, to $225,725,603 as compared to $206,918,528 for the nine months ended September 30, 2007. Net sales for the three months ended September 30, 2008 increased by 37%, to $79,056,756 as compared to $57,896,861 for the three months ended September 30, 2007. Management believes that the higher sales were a result of various factors including the successful introduction of new products, a better-trained sales force leading to higher sales, and more effective targeted marketing of the company's products towards the company's intended demographics.

Cost of Sales

Cost of sales for the nine months ended September 30, 2008 totaled $190,457,324 as compared to $168,764,661 for the nine months ended September 30, 2007, an increase of 13%. Cost of sales for the three months ended September 30, 2008 totaled $67,210,574 as compared to $45,113,474 for the three months ended September 30, 2007, an increase of 49%. The increased cost of sales for the nine months was a direct result of the increase in net sales during the same period.

Gross Profit Margin

Gross profit margin for the nine months ended September 30, 2008 was 15.6% as compared to 18.4% for the nine months ended September 30, 2007. Gross profit margin for the three months ended September 30, 2008 was 15.0% as compared to 22.1% for the three months ended September 30, 2007. The lower gross profit margin was due to increased cost of sales for units purchased and unit sales prices that did not increase in line with increasing inflation in China. With the increasing competition, we could not offset the cost of sales with higher selling prices.

Because the Company does not include the costs related to its distribution network in cost of sales, its gross profit and gross profit as a percentage of net sales (“gross profit margin”) may not be comparable to those of other retailers that may include all costs related to their distribution network in cost of sales and in the calculation of gross profit and gross margin. The Company includes costs related to its distribution network in General and Administrative Expenses.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2008 totaled $10,043,055 or approximately 4% of net sales, as compared to $9,597,200 or approximately 5% of net sales for the nine months ended September 30, 2007, an increase of 5%. General and administrative expenses for the three months ended September 30, 2008 totaled $3,730,967 or approximately 5% of net sales, as compared to $2,856,805 or approximately 5% of net sales for the three months ended September 30, 2007, an increase of 31%. The decrease was primarily due to strengthening cost controls such as a rationalization of management structure and increasingly sophisticated use of computerized systems.

Income from Operations

Income from operations for the nine months ended September 30, 2008 was $25,225,224 or 11% of net sales as compared to income from operations of $28,556,667 or 14% of net sales for the nine months ended September 30, 2007, a decrease of 12%. Income from operations for the three months ended September 30, 2008 was $8,115,215 or 10% of net sales as compared to income from operations of $9,926,582 or 17% of net sales for the three months ended September 30, 2007, a decrease of 18%. Lower sales, higher product costs, and logistical costs, such as higher distribution costs, were the key factors for the decrease in income from operations during the nine months ended September 30, 2008.

Provision for Income Taxes

The provision for income taxes for the nine months ended September 30, 2008 was $6,333,265 as compared to $10,063,012 for the nine months ended September 30, 2007. The provision for income taxes for the three months ended September 30, 2008 was $2,168,638 as compared to $3,372,489 for the three months ended September 30, 2007. The decrease was mainly attributed to the lower statutory tax rates effective for 2008 in China.

Net Income

Net income was $19,688,606 or 8.7% of net sales for the nine months ended September 30, 2008 as compared to $18,538,284 or 9.0% of net sales for the nine months ended September 30, 2007, an increase of 6%. Net income was $6,363,567 or 8.0% of net sales for the three months ended September 30, 2008 as compared to $6,572.969 or 11.3% of net sales for the three months ended September 30, 2007, a decrease of 3%. Lower statutory tax rates and strengthening cost controls were the critical factors which contributed to the increase in net income for the nine months ended September 30, 2008. For the decrease in the comparative three-month period, the major factors was the vendor rebates which occurred in the third quarter of 2007 which did not similarly occur in the third quarter of 2008.

Liquidity and Capital Resources

Operations and liquidity needs are funded primarily through cash flows from operations. Cash and cash equivalents were $31,678,969 at September 30, 2008, as compared to $16,531,158 at September 30, 2007, and compared to $24,952,614 at December 31, 2007.

We believe that the funds available to us are adequate to meet our operating needs for the remainder of 2008.

Capital Expenditures

Total capital expenditures for the first nine months of 2008 was $11,088 for purchase of fixed assets as compared to $63,057 for the first nine months of 2007.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Chinese Renminbi, could adversely affect our financial results. During the fiscal quarter ended September 30, 2008, approximately all of our sales were denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

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

Inflation

During the quarter ended September 30, 2008, inflation had an impact on net income. We were unable to offset the increased costs of operations resulting from higher inflation by increasing the prices of our products.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of September 30, 2008, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

None.

Item 1A. Risk Factors.

None.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of November, 2008.

CHINA 3C GROUP

By:	/s/ Zhenggang Wang
Name: Zhenggang Wang
Title: Chief Executive Officer and Chairman

Exhibit Index

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