Form 10-K/A
period 2007-12-31
China 3C Group
filed 2008-12-19
CIK 1076784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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

Documents incorporated by reference: None

EXPLANATORY NOTE

We are filing this Amendment No. 3 to Annual Report on Form 10-K/A to (a) amend the business description in Item 1 of Part I, (b) amend Item 7 of Part II to amend our Management’s Discussion and Analysis of Financial Condition and Results of Operations, (c) amended the Report of Independent Registered Public Accounting Firm to reflect the revisions to the notes to the financial statements, and (d) amend the notes to the financial statements contained in the Report of Independent Registered Public Accounting Firm.

Except as specifically referenced herein, this Amendment No. 3 to Annual Report on Form 10-K/A does not reflect any event occurring subsequent to April 2, 2008, the filing date of the original report.

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

PART I
ITEM 1. BUSINESS

Overview

China 3C Group (formerly Sun Oil & Gas Corp.) (referred to herein as the “Company”, “we” or “us”) was incorporated on August 20, 1998 under the laws of the State of Nevada as Editworks, Ltd. In 2001, the Company changed its name to Trilucent Technologies Corp. The Company changed its name to Anza Innovations, Inc. in 2003. In 2004, the Company changed its name to Gaofeng Gold Corp. and then later in 2004 to Sun Oil & Gas Corporation. In December 2005, we changed our name to China 3C Group. We are engaged in the business of resale and distribution of third party products and generate approximately 100% of our revenue from resale of items such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPods, electronic dictionaries, CD players, radio Walkmans and audio systems.

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

The Company is now engaged in the business of resale and distribution of third party products and generate approximately 100% of its revenue from resale of items such as mobile phone, facsimile machines, DVD players, stereo’s, speakers, MP3 and MP4 players, iPod, electronic dictionaries, CD players, radios, Walkman, and audio systems. We sell and distribute products through retail stores and secondary distributors.

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

Opened and closed “stores within stores” are primarily recognized based on the duration of the agreements with the shopping centers, as well as the sale and profits of a “store within store.”  Prior to opening a new “store within store” we are usually approached by a large-scale department store or supermarket that offer us the opportunity to open a “store within store.” Our decision is based on our study of the population traffic flow, the department store and supermarkets themselves, and the level of expected profitability of a potential “store within store.” Following our inspection, we sign contracts with the department store and supermarkets, which specifically address the terms and conditions of opening, closing and relocating the “stores within stores.”

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

In light of the three components of cash flows i.e. operating, investing and financing activities for the years ended December, 31, 2005, 2006 and 2007.

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

Operating activities	2007	2006	2005
	(in thousands)	(in thousands)	(in thousands)
Net cash provided by
operating activities	$21,574	$10,969	$944
	+2,184%	+1,061%

Using 2005 as base year, there is a very good healthy growth in net cash generated from the operating activities, an increase of 1,061% and 2,184% in 2006 and 2007 respectively.

The significant increase in net cash generated by operating activities for 2006 and 2007 is in line with the significant growth in net sales :-

	2007	2006	2005
	(in thousands)	(in thousands)	(in thousands)

Sales Net	$276,027	$148,219	$32,589
	+747%	+354.8%

Notwithstanding increase in net sales 3.5 times and 7.5 times to that in 2005, the Company was able to implement an effective internal control system on inventory, accounts receivable, accounts payable and accrued expenses :-

	2007	2006	2005
	(in thousands)	(in thousands)	(in thousands)

a) Increase in inventory	$(3,946)	$(488)	$(422)
	+833%	+15.6%

b) Increase in Accounts Receivable	$(73)	$(2,375)	$(286)
	-74.35%	+729.04%

c) Increase in inventory and
accounts receivables as
a whole a) + b)	$(4,019)	$(2,863)	$(708)
	+467.58%	+304.26%

  Note :  Increase in inventory and accounts receivable as a whole for 2006 and 2007 is in line with increase in net sales respectively.

             On the control side of distribution of products, the focus is always on the holding cost of inventory and the value of accounts receivable as a whole comparing to net sales.

	2007	2006	2005
	(in thousands)	(in thousands)	(in thousands)

d) Accounts payable and
accrued charges	$1,144	$1,356	$(268)
	+526.99%	+606.42%

The Company has developed its own brand name over the past years and has been successful to receive support from its creditors.

As a result of the significant achievements by the Company to increase its market and sales and its effective control over accounts receivable and inventory and obtaining the continued support from creditors in increasing in credits from them, the operating activities of the Company generated net cash in 2005 of $944,266 up to $21,573,771 in 2007 an increase in 2,184%

Investing Activities

Net cash used in investing activities increased to $64 thousand in 2007 from $29 thousand in 2006, primarily due to our purchase of additional office equipments. Net cash used in investing activities increased to $29 thousand in 2006 from $2 thousand in 2005 primarily due to our purchase of additional office equipments

Investing activities	2007	2006	2005
	(in thousand)	(in thousand)	(in thousand)

Net cash used investment activities	$(64)	$(29)	$(2)
	+2,687%	-98.74%

The Company's activities focus on distribution of products.  As a result, investment in fixed assets is moderate and hence there is little effect to the utilization of cash resources over the three years.

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

Financial activities	2007	2006	2005
	(in thousand)	(in thousand)	(in thousand)

Net cash (used) by financing activities	$(4,500)	$(6,558)	$(18)
	+24,989.21%	+36,662.92%

The fast growth and development of the Company relies on the acquisition of other entities either for product lines, sales networks or their man power in order to significantly enhance the Company's sales and profitability.

The Company utilized its cash resources in 2006 and 2007 in aggregate of $11,057,926 for acquisition of Hangzhou Sanhe Electronic Technology Limited and Shanghai Joy and Harmony Electronics Co. Ltd.

All in all the above components adding up or compensate each other giving cash contributions to the Company :-

Net change in cash and cash equivalents

	2007	2006	2005
	(in thousand)	(in thousand)	(in thousand)

Net change in cash and cash equivalents	$18,454	$4,549	$1,479
	+1,147.27%	+207.47%

Cash and cash equivalent
	2007	2006	2005
	(in thousand)	(in thousand)	(in thousand)

Cash and cash equivalent at
December, 31, 2005, 2006 and 2007	$24,952	$6,498	$1,949
	+1,180.13%	+233.39%

The success in the Company's expansion in acquisitions to significantly increase the Company's sales over the last three years and the implementation of effective internal control systems on the Company's flows and activities result in a very healthy net cash inflows over the past three years and the attainment of an extremely healthy cash position of $18,454,164 at December 31, 2007.

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
In accordance with China state regulations if a customer want to return or exchange a product within 7 days because the customer does not like the product or for personal reasons, then the return is honored only if the product is not used and the packaging is not damaged.  After seven days the customer is not entitled to such return or exchange.. In practice, returns are very rare, both in our store and at other similar stores in China. However, if the customer does return a product to us that is defective, we return the product to our suppliers and we adjust our inventory accounts.

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

In July 2008, our subsidiary, Hangzhou Sanhe, signed an exclusive distribution agreement with Guangzhou Fanyu Giant Electronic Ltd. (an independent third party) to distribute “Giant” brand DVD and speakers in Zhejiang and Jiangsu provinces. This contract will entitle us to receive a purchase discount based on annual sales of the product. The material terms of this contract relate to the purchase discount and they are as follows:

•	If the annual sales are between RMB 2 million –RMB 3 million, Guangzhou Fanyu will offer us a discount of 2% of the total annual purchase.

•	If the annual sales are between RMB 3 million –RMB 4 million (exclude RMB 3 million), Guangzhou Fanyu will offer us a discount of 4% of the total annual purchase.

•	If the annual sales exceed RMB 4 million, Guangzhou Fanyu will offer us a discount of 5% of the total annual purchase.

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

The following table summarizes compensation that our directors earned during 2007 for services as members of our Board.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards ($) (1)		Option Awards ($) (2)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kenneth T. Berents	$75,000			97,230	(3)	-	-	-	172,230
Wei Kang Gu	-	-		-		-	-	-	-
Joseph J. Levinson	$16,000	13,930	(6)	967,500	(4)	-	-	-	997,430
Todd Mavis	$75,000	-		64,188	(5)	-	-	-	139,188
Chenghua Zhu		-		-		-	-	-	-
Mingjun Zhu		-		-		-	-	-	-
Rongjin Weng		-		-		-	-	-	-

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
(8) Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on July 17, 2007.
(9) Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on November 28, 2007.
(10) Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on January 17, 2008.
(11) Incorporated by reference from the Registrant’s Annual Report filed with the SEC on Form 10-K on March 27, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of December 2008.

CHINA 3C GROUP
/s/ Zhenggang Wang
Zhenggang Wang
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ Zhenggang Wang		December 18, 2008
Zhenggang Wang	Chief Executive Officer and Chairman

/s/ Xiang Ma
Xiang Ma	President	December 18, 2008

/s/ Weidong Huang
Weidong Huang	Chief Financial Officer	December 18, 2008

/s/ Chenghua Zhu
Chenghua Zhu	Director	December 18, 2008

/s/ Mingjun Zhu
Mingjun Zhu	Director	December 18, 2008

/s/ Rongjin Weng
Rongjin Weng	Director	December 18, 2008

/s/ Wei Kang Gu
Wei Kang Gu	Director	December 18, 2008

/s/ Kenneth T. Berents
Kenneth T. Berents	Director	December 18, 2008

Joseph J. Levinson	Director	December 18, 2008

CHINA 3C GROUP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

TABLE OF CONTENTS

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

/s/ Morgenstern, Svoboda & Baer CPA’s P.C.

Morgenstern, Svoboda & Baer CPA’s P.C.
Certified Public Accountants
New York, New York
March 4, 2008
except for Notes 2 and 15, as to which the date is October 31, 2008

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

The Company is now engaged in the business of resale and distribution of third party products and generate approximately 100% of its revenue from resale of items such as of mobile phone, facsimile machines, DVD players, stereo’s, speakers, MP3 and MP4 players, iPod, electronic dictionaries, CD players, radios, Walkman, and audio systems.

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

B) Wholesales

Revenue is recognized at the date of goods received by customers.  Revenues from wholesales are recognized as net sales after confirmation with distributors. Net sales already take into account revenue dilution as they exclude inventory credit, discount for early payment, product obsolescence and return of products and other allowances. Once there are returns of products, the distributors bear the losses.

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

The following tables present summarized information by segment (in thousands):

	Year Ended December 31, 2007
	Mobile phone	Home electronics	Office communication product	Consumer electronics	Others	Total
Sales, net	$83,496	$67,157	$61,385	$63,988	$-	$276,026
Cost of sales	69,863	50,923	52,180	53,690	-	226,656
Gross profit	13,633	16,234	9,205	10,298	-	49,370
Income from operations	11,259	11,504	7,378	8,755	(3,140)	35,756
Total assets	$14,922	$14,839	$12,869	$13,087	$7,479	$63,196

	Year Ended December 31, 2006
	Mobile phone	Home electronics	Office communication product	Consumer electronics	Others	Total
Sales, net	$61,992	$21,660	$51,092	$13,474	$-	$148,218
Cost of sales	53,403	17,624	43,104	11,280	-	125,411
Gross profit	8,589	4,036	7,988	2,194	-	22,807
Income from operations	7,051	2,579	6,821	1,878	(1,067)	17,262
Total assets	$7,362	$5,759	$7,499	$6,521	$12,846	$39,987

	Year Ended December 31, 2005
	Mobile phone	Home electronics	Office communication product	Consumer electronics	Others	Total

Sales, net	$10,300	$-	$22,288	$-	$-	$32,588
Cost of sales	9,000	-	19,325	-	-	28,325
Gross profit	1,300	-	2,963	-	-	4,263
Income from operations	994	-	2,300	-	(738)	2,556
Total assets	$689	$-	$2,131	$-	$1,200	$4,020

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