Form 10-K
period 2008-12-31
China 3C Group
filed 2009-04-16
CIK 1076784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission file number 000-28767

CHINA 3C GROUP
(Exact name of registrant as specified in its charter)

Nevada	88-0403070
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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
Yes   ☐     No   ☒

The aggregate market value of the 43,469,844 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $56,076,099 as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $1.29 per share, as reported on the OTC Bulletin Board.

As of April 14, 2009, there were 52,834,055 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None.

CHINA 3C GROUP

i

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

PART I

ITEM 1. BUSINESS

Overview

China 3C Group (referred to herein as the “Company”, “China 3C,” “we” or “us”) was incorporated on August 20, 1998 under the laws of the State of Nevada. We are engaged in the business of resale and distribution of third party products and generate approximately 100% of our revenue from resale of items such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPods, electronic dictionaries, CD players, radio Walkmans and audio systems.

In 2007 we began operating under a “store in store” business model. As of December 31, 2008 we have established and were operating 1,014 “stores in stores.”  We operate under the brand names Hangzhou Wang Da, Yiwu YongXin, Shanghai Joy & Harmony and Hangzhou Sanhe. This business operation model results in expanded marketing channels, thus, positively stimulating the growth of sales.

During 2008 we entered into an acquisition agreement to acquire a transportation logistics company in Eastern China which has been our transportation service provider. In March 2009, we began working on establishing an electronics franchise which will consist of free-standing, independent stores in Eastern China. We expect franchise stores to pay 20-30% of their monthly net income as royalty to China 3C and we will also generate 1-2% net profit from any products we sell to franchisees. Additionally, China 3C can generate additional revenue from franchisee advertising and after-sales service support and China 3C will receive a rebate (2% of revenue) from product manufacturers after the company opens up 100 franchise stores.

On the retail side we distribute our products mainly via so-called concessionaire agreements with larger department stores, supermarkets, large electronics retail stores, and other retailers. The retail distribution of many products in China, including those that we sell, is conducted through the concessionaire model. Under this model, companies such as China 3C own their own outlets within the larger stores and in so doing assume responsibility for most financial and operational aspects of those outlets including capital cost, inventory, wages, selection, pricing, and general management. Our retail partners are compensated via margin they earn on the products we sell. This model is similar to that employed by many department stores in the U.S. However, this model is also different from the model found at large electronic retailers like Best Buy and general retailers like Wal-Mart. We have found that many investors are curious as to why the model in China differs from the one found in the U.S. We believe, the main reasons are as follows:

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

It is interesting to note that even foreign retailers such as Carrefour and Wal-Mart have to a certain degree adopted the concessionaire model in China, which is an indication as to how conditions in China make the concessionaire model a virtual necessity for retailers.

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

On August 15, 2007, in order to comply with the requirements of PRC law, we recapitalized our ownership structure. As a result, instead of CFD owning 100% of Zhejiang Yong Xin Digital Technology Company Limited, or “ZYX”, as previously was the case, CFD entered into contractual arrangements with ZYX whereby CFD owns a 100% interest in the revenues of ZYX. CFD does not have an equity interest in ZYX but is deemed to have all the economic benefits and liabilities by contract. Under this structure, ZYX is now a wholly foreign owned enterprise (WOFE) of CFD. The contractual agreements give CFD and its equity owners an obligation to absorb any losses and rights to receive revenue. CFDL will be unable to make significant decisions about the activities of ZYX and cannot carry out its principal activities without financial support. These characteristics as defined in Financial Accounting Standards Board (FASB) Interpretation 46, Consolidation of Variable Interests Entities, qualifies the business operations of ZYX to be consolidated with CFDL.

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

On December 19, 2008, ZYX and YYX entered into an acquisition agreement with Jinhua Baofa Logistic Limited, a company organized under the laws of the People’s Republic of China (“Jinhua”) and the shareholders of Jinhua, who own 100% of the equity interest in Jinhua. Pursuant to the acquisition agreement, ZYX will acquire 90% and YYX will acquire 10% of the entire equity interests in Jinhua from its shareholders. As of December 31, 2008 China 3C has made a purchase deposit of $7,318,501 to Jinhua. China 3C expects the acquisition to be completed by June 30, 2009.

China 3C Group
(Nevada Company)
100% Equity Ownership
Capital Future
Development Limited
("CFD")
(BVI)
Contractual agreements
100% Equity Ownership
100% Equity Ownership
Zhejiang Yong Xin
Digital Technology
Company Limited
("ZYX")
(PRC)
Hangzhou Sanhe
Electronic Technology
Limited ("HSE")
(PRC)
Shanghai Joy &
Harmony Electronics
Company Limited
("SJ&H") (PRC)
90% Equity Ownership
Yiwu Yong Xin
Telecommunication
Company, Limited
("YYX") (PRC)
10% Equity Ownership
10% Equity Ownership
Hangzhou Wang Da
Electronics Company,
Limited ("HWD")
(PRC)

Our Business

Information About Our Segments

During fiscal year 2008, we operated four reportable segments:

a.	Yiwu Yong Xin Telecommunication Company, Limited, or “YYX,” focuses on the selling, circulation and modern logistics of fax machines and cord phone products.

b.
Hangzhou Wang Da Electronics Company, Limited, or “HWD,” focuses on the selling, circulation and modern logistics of cell phones, cell phones products, and digital products, including digital cameras, digital camcorders, PDAs, flash disks, and removable hard disks.

c.
Hangzhou Sanhe Electronic Technology Limited “HSE,” focuses on the selling, circulation and modern logistics of home electronics, including DVD players, audio systems, speakers, televisions and air conditioners.

d.
Shanghai Joy & Harmony Electronics Company Limited or “SJ&H,” focuses on the selling, circulation and modern logistics of consumer electronics, including MP3 players, MP4 players, iPod, electronic dictionary, radios, and Walkmans.

Financial information about our segments is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 13, Segment Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Yiwu Yong Xin Telecommunication Company, Limited (“YYX”)

YYX is an authorized sales agent, focusing on the selling, circulation and modern logistics of fax machines and cord phone products in China. YYXC mainly distributes Philips fax machines and China’s top local brands Feng Da and CJT fax machines. YYX sells its products through retail “stores in stores” located in major department stores throughout the Huadong Region of China (consisting of the Chinese provinces of Zhejiang, Jiangsu and Anhui). YYX had 295 retail locations in 2008. YYX contributed approximately 20% of revenue to the Company in 2008.

The five largest suppliers for YYX are Feng Da High Technology Company Limited, Hangzhou Shenruida Trade Company Limited, Shanghai Zhongfang Electronics Company Limited, Wenzhou Jingwei Company and Ninbo Zhongxun Electronics Company Limited. The five largest customers for YYX are Shanghai GOME Electrical Appliances Limited, Suning Appliance Company Limited, Zhejiang GOME Appliances Company, Shanghai Suning Appliance Company Limited, Zhejiang Suning Appliance Company Limited. The top five customers contributed 31.48% of revenue of YYX in 2008.

YYX has a diverse customer base and, the loss of any single customer is not expected to have a material adverse affect on YYX’s business and operations. YYX did not spend a material amount of money on research and development, and did not have a significant backlog for 2008.

The main competitors of YYX are Hangzhou Guang Tong Company, Hangzhou Yin Dun Company, Hangzhou Qing Teng Company, Hangzhou Si Tong Company, and Zhejiang Shen You Electrical Appliance Company. YYX has many years of long term relationships with well-known brands, which provides YYX with advantages in purchase price compared to its competitors. In addition, YYX has the competitive advantage of maintaining an extensive distribution network.

Hangzhou Wang Da Electronics Company, Limited (“HWD”)

HWD is an authorized sales agent focusing on the selling, circulation and modern logistics of cell phones, cell phone products, IT products (including notebook or laptop computers), and digital products (including digital cameras, digital camcorders, MP3 players, PDAs, flash disks, and removable hard disks) in China. HWD mainly distributes its products through retail “stores in stores” located in major department stores throughout the “Huadong” region of China (consisting of the Chinese provinces of Zhejiang, Jiangsu and Anhui). HWD had 256 retail locations in 2008. HWD contributed approximately 33% of revenue to the Company in 2008.

The five largest suppliers for HWD are Shanghai Post & Telecom Appliances Company - Hangzhou Branch, Shenzhen Tianyin Telecommunication Company Limited, Hangzhou Tianchen Digital Telecommunication Company Limited, Hangzhou Qiuxin Internet Equipment Company Limited and Hangzhou Weihua Telecommunication Company Limited. The five largest customers for HWD are Zhejiang GOME Appliances Company, Zhejiang Suning Appliance Company Limited, Shanghai Jiadeli Supermarket Group, Shanghai EBT Mobile and Suzhou Meijia Supermarket Group. The top five customers contributed 15.5% of revenue of HWD in 2008.

HWD has a diverse customer base and the loss of any single customer is not expected to have a material adverse affect on the Company’s business and operations. HWD did not spend a material amount of money on research and development and did not have a significant backlog for 2008.

The main competitors of HWD include Telephone World, Hangzhou Yindun, Shanghai Guangda, Changjiang Tianyin and Hangzhou Zhenghua. Additionally, there are Ningbo Haishu, and Zhongyu. HWD has many years of experiences in mobile phone sales. HWD has a wide distribution network in Zhejiang, Shanghai, Jiangsu and other regions. These competitors use different business models such as “store in stores”, free standing stores and distribution channels. The competitors have smaller scale of operation and smaller distribution regions compared to HWD. Therefore, these competitors typically have only a fraction of our sales.

Hangzhou Sanhe Electronic Technology Limited (“HSE”)

HSE is a home electronics retail chain in Eastern China, headquartered in HangZhou City. It had 234 retail “stores in stores” in Shanghai City, Zhejiang Province and Jiangsu Province in 2008. HSE specializes in the sale of home electronics, including air conditioners, audio systems, speakers and DVD players. In 2006, HSE expanded its business to the television sets, and has received sales agent licenses from TCL, Chuangwei and Haier. HSE contributed approximately 23% of revenue to the Company in 2008.

The five largest suppliers for HSE are Zhejiang Shaixinke Company Limited, Zhongshan Longde Home Electronics Company, Zhejiang Zhuocheng Digital Electronics Company Limited, Shenzhen Chuangwei-RGB Electronics Company Limited and Shenzhen Aosike Electronics Company Limited. The five largest customers for HSE are Lianhua Supermarket Group, Hangzhou Lianhua Huashang Group, Jiangsu Times Supermarket Company Limited, Shanghai Lotus Supercenter and Zhejiang Huarun Vanguard Company Limited. The top five customers contributed 32.7% of revenue of HSE in 2008.

HSE has a diverse customer base and, the loss of any one customer would not likely have an adverse effect on the Company’s sales.  The Company did not spend a material amount of money on research and development, and did not have a significant backlog for 2008.

The main competitors of HSE include Hangzhou Meidi, Hangzhou Danong, Nanjing Mingci, Shanghai Feitong and Jiangshu Huayi. Additionally, there is Baicheng Group with sales of approximately $30 million per year and Shanghai Feiteng with sales of approximately $30-40 million per year. HSE has many years of experience in the sale of home electronics which has allowed it to build good relationships with brand name companies such as TCL, Skyworth, Meidi, Longdi and Galanz. In addition, HSE has the competitive advantage of maintaining an extensive distribution network.

Shanghai Joy & Harmony Electronics Company Limited (“SJ&H”)

SJ&H is a consumer electronics retail chain in Eastern China. It had 229 retail outlets in Shanghai City and Jiangsu Province in 2008. SJ&H specializes in the sale of consumer electronics, including MP3 players, MP4 players, iPods, electronic dictionaries, CD players, radios, Walkmans, audio systems and speakers. The company is the authorized sales agent for well-known manufacturers in China, including Tecsun Radio and Changhong ZARVA. SJ&H contributed approximately 24% of revenue to the Company in 2008.

The five largest suppliers for SJ&H are Shanghai Ganshun Trade Company Limited, Huaqi Information Digital Technology Company Limited (Aigo) – Shanghai, SONY-Shanghai Company Limited, Shanghai Jingming Technology Company Limited and Shanghai China-tex Electronic System Company Limited. The five largest customers for SJ&H are Shanghai No. 1 Department Store Company Limited, Shanghai Lanle Trade Company Limited, Hangzhou Xituo Internet Technology Company, Changzhou Jingdu Hardware Electric Products Company and Shanghai Xinzehui Digital Technology Company Limited. The top five customers contributed 3% of revenue of SJ&H.

As a retailer with hundreds of locations, the Company is not reliant on any one customer or on a few customers. The loss of any one customer would not likely have an adverse effect on SJ&H’s sales. During 2008 SJ&H did not have any material backlog of orders. SJ&H did not spend a material amount of money on research and development in 2008.

The main competitors of SJ&H include Shanghai Huaning, Shanghai Juexiang, Shanghai Wansi and Shanghai Feitong. SJ&H’s competitors are a combination of a large number of very small stores who lack the Company’s economies and scale, as well as a small number of large players such as large department stores. Additional competitors include Shanghai Yonguan Digital with sales of approximately $45 million per year, Shanghai Dongqi with sales of approximately of $7-8 million per year, and Shanghai Yidunj of sales of $4-5 million per year.  SJ&H has a large number of retail locations compared to its competitors. In addition, SJ&H has built good relationships with suppliers of well-known brands such as Apple, Sony, Meizu, Desheng and Aigo.

Acquisition of Jinhua

On December 19, 2008, ZYX and YYX entered into an acquisition agreement (the “Jinhua Agreement”) with Jinhua Baofa Logistic Limited, a company organized under the laws of the People's Republic of China (“Jinhua”) and the shareholders of Jinhua, who own 100% of the equity interest in Jinhua. Pursuant to the Jinhua Agreement, ZYX will acquire 90% and YYX will acquire 10% of the entire equity interests in Jinhua from its shareholders for a total purchase price of RMB 120,000,000 payable as follows: (i) RMB 50,000,000, within 10 business days after the execution of the Agreement; (ii) RMB 50,000,000 within 10 business days following the completion of the audit of Jinhua’s financial statements for the fiscal year ended December 31, 2008, in accordance with U.S. generally accepted accounting principles, which audit shall be completed no later than March 31, 2009; and (iii) the remaining RMB 20,000,000 no later than three months after the completion of Jinhua’s audit. The source of the cash to be used for the purchase of 100% of the equity of Jinhua will be from working capital of China 3C Group.

As of December 31, 2008 China 3C has made a purchase deposit of $7,318,501 to the shareholders of Jinhua. On April 4, 2009 the parties to the Jinhua agreement executed an amendment to the agreement which changed from March 31, 2009 to June 30, 2009 the date by which the parties have agreed that the audit of Jinhua’s financial statements for the fiscal year ended December 31, 2008 is required to be completed. In the event that the audit is not completed by June 30, 2009, the agreement may be terminated. In the event that the audited net income of Jinhua is less than RMB 15,000,000, the agreement may also be terminated.

Intellectual Property

We consider our logos important to our business.  We have applied to register 10 logos with the State Administration of Industry and Commerce in China and we are currently awaiting the administration’s approval.

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

Working Capital

We fund our business operations through a combination of available cash and cash equivalents, short-term investments and cash flows generated from operations.

In early 2008, we experienced an unprecedented snow storm. Since all of our stores carry a low level of inventory, the snow storm caused a shortage of inventory. Therefore, we increased our inventory level during 2008 in order to maintain an adequate level for all stores as a precaution for other possible occurrences. The increase of inventory will decrease our working capital. However, the increase of inventory was not significant.

Due to the global economic slowdown, we have extended the payment terms for all our retail partners from 15 days to 30 days. This will lead to an increase in our accounts receivable. The increase in accounts receivable will cause a decrease in working capital.

We believe that our currently available working capital, primarily cash from operation, is adequate to execute our current business plan.

Customers

We do not have a significant concentration of sales with any individual customer and, therefore, the loss of any one customer would not have a material impact on our business. No single customer has accounted for 10% or more of our total revenue in 2008.

Backlog

We do not have a material amount of backlog orders.

Government Contracts

No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Chinese government.

Competition

We compete against other consumer electronics retailers and wholesalers. We compete principally on the basis of product assortment and availability and value pricing, customer service; store location and convenience and after-sales services. We believe our broad product assortment, competitive pricing and convenient store locations differentiate us from most competitors. Our stores compete by emphasizing a complete product and service solution and value pricing. In addition, our trained and knowledgeable sales and service staffs allow us to tailor the offerings to meet the needs of our customers.

Research and Development

We have not engaged in any material research and development activities during the past three fiscal years.

Environmental Matters

We are subject to China’s National Environmental Protection Law, as well as a number of other national and local laws and regulations regulating air, water and noise pollution and setting pollutant discharge standards. We believe that all operations are in material compliance with all applicable environmental laws. We did not incur any costs to comply with environmental laws in 2008, 2007 and 2006.

Employees

The Company currently has 1,807 employees, all of which are full time employees located in China. ZYX has 21 employees, YYX has 370 employees, HWD has 548 employees, HSE has 502 employees, and SJ&H has 366 employees.

The Company has no collective bargaining agreements with any unions.

Recent Developments

On March 13, 2009, the Company announced that ZYX has formed Hangzhou Letong Digital Technology Co., Ltd. (“Letong”) to establish an electronic retail franchise operation for China 3C Group. China 3C plans on establishing its electronic franchise stores in third tier and county-level cities in the Eastern China region with future plans to expand outside of Eastern China into provincial capitals and second-tier cities. Letong has commenced operations with $2.9 million in capital contributed by China 3C to be utilized specifically for the marketing of the franchise plan and the build out of 15 direct stores, which will be owned and operated by Letong and will serve as a model for franchisees. China 3C’s goal is to open up 15 direct stores and 15 franchise stores in 2009 with 100 additional franchise stores in 2010.

All franchise store locations will be known as “Yong Xin Digital Technology” Stores. They will utilize Yong Xin’s logo and have similar store layouts and color patterns. Future franchise stores are expected to be converted from already existing retail store locations. In many smaller cities in China, consumer electronic products such as cell phones and computers are sold in single-product stores. Upon signing a franchise agreement, Letong will convert selected single-product stores into comprehensive stores that carry a wide variety of branded consumer electronic products and product lines. A minimum of 75% of franchisee store products will be supplied by China 3C through its wholesale electronics operating division. Each franchise store will have access to essentially all of China 3C’s roughly 3,000 consumer electronic products.

These stores will be free-standing, independent stores and will be comprised of three different size formats: a) small-size stores with an average size of less than 500 sq. ft; b) medium-size stores with an average size of 500-1,000 sq. feet and; c) large-size stores with an average size that exceeds 1,000 square feet. On average, China 3C believes the typical franchise store size will be approximately 1,000 sq. feet. This compares to an average size of approximately 135 sq. ft for its 1,000+ store in store retail locations.

            Based on the current model of our franchise business, we expect franchise stores to pay 20-30% of their monthly net income as royalty to ZYX and we will also generate 1-2% net profit from any products we sell to franchisees. ZYX can generate additional revenue from franchisee advertising and after-sales service support and China 3C will receive a rebate (2% of revenue) from product manufacturers after Letong opens up 100 franchise stores. Based on these projections, we believe our franchise business can generate net margin of 7% on an annualized basis. China 3C will distribute products to each store as well as collect merchandise payments on a daily basis, thereby keeping inventory and operating cash flows healthy.

We believe that our acquisition of Jinhua Baofa Logistic Limited (“Jinhua”) at the end of December 2008 provides the Company with a strong logistics platform and competitive cost advantages to building out its franchise operations.

ITEM 1A.   RISK FACTORS

Risk Factors Associated with Our Business

A general economic downturn, a recession in China or sudden disruption in business conditions may affect consumer purchases of discretionary items, including consumer and business products, which could adversely affect our business. Consumer spending is generally affected by a number of factors, including general economic conditions, the level of unemployment, inflation, interest rates, energy costs, gasoline prices and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. In addition, sudden disruptions in business conditions as a result of a terrorist attack, retaliation and the threat of further attacks or retaliation, war, adverse weather conditions and climate changes or other natural disasters, pandemic situations or large scale power outages can have a short or, sometimes, long-term impact on consumer spending. A downturn in the economies in China, including any recession or a sudden disruption of business conditions in China’s economy, could adversely affect our business, financial condition, and results of operation.

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

If we do not anticipate and respond to changing consumer preferences in a timely manner, our operating results could materially suffer. Our business depends, in large part, on our ability to introduce successfully new products, services and technologies to consumers, the frequency of such introductions, the level of consumer acceptance, and the related impact on the demand for existing products, services and technologies. Failure to predict accurately constantly changing consumer tastes, preferences, spending patterns and other lifestyle decisions, or to address effectively consumer concerns, could have a material adverse effect on our revenue, results of operations and standing with our customers.

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

Certain political and economic considerations relating to China could adversely affect our company.  China is transitioning from a planned economy to a market economy. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the Chinese economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in China’s economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations, or the official interpretation thereof, which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of additional restrictions on currency conversion.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Due to various restrictions under PRC laws on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our stockholders.  The Wholly Foreign Owned Enterprise Law (1986), as amended and The Wholly Foreign Owned Enterprise Law Implementing Rules (1990), as amended, contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises, such as ZYX, HWD and SJ&H, may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, ZYX, HWD and SJ&H are required to set aside a certain amount of any accumulated profits each year (a minimum of 10%, and up to an aggregate amount equal to half of its registered capital), to fund certain reserve funds. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC.  If we ever determine to pay a dividend, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of such dividends from the profits of ZYX, HWD and SJ&H.

Currency conversion and exchange rate volatility could adversely affect our financial condition and the value of our common stock. The PRC government imposes control over the conversion of Renminbi, or RMB, into foreign currencies. Under the current unified floating exchange rate system, the People’s Bank of China, or PBOC, publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day’s dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of RMB into foreign exchange by Foreign Investment Enterprises, or FIEs, for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in China. Conversion of RMB into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in China, including FIEs, which require foreign exchange for transactions relating to current account items, if within a certain limited amount may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

Our wholly owned subsidiaries, ZYX, HWD and SJ&H are FIEs to which the Foreign Exchange Control Regulations are applicable. There can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future.

Between 1994 and 2004, the exchange rate for RMB against the U.S. dollar remained relatively stable, most of the time in the region of approximately RMB8.28 to US$1.00. However, in 2005, the Chinese government announced that it would begin pegging the exchange rate of the RMB against a number of currencies, rather than just the U.S. dollar. As our operations are primarily in China, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues, financial condition and the value of our common stock. For example, to the extent that we need to convert U.S. dollars into RMB for our operations, appreciation of this currency against the U.S. dollar could have a material adverse effect on our business, financial condition, results of operations and the value of our common stock. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

The legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes with third parties.  The legal system in China is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, the central government has promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. As China’s foreign investment laws and regulations are relatively new and the legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

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

Our common stock may be deemed penny stock with a limited trading market. Our common stock is currently listed for trading in the OTC Bulletin Board, which is generally considered to be a less efficient markets than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the “penny stock rules” adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules,” investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

We do not intend to pay dividends on our common stock.  The Company’s two operating subsidiaries in China paid $525,460 in dividends during 2005, but there are no plans for paying dividends in the foreseeable future. We intend to retain earnings, if any, to provide funds for the implementation of our new business plan.  We do not intend to declare or pay any dividends in the foreseeable future.  Therefore, there can be no assurance that holders of common stock will receive any additional cash, stock or other dividends on their shares of common stock until we have funds, which the Board of Directors determines, can be allocated to dividends.  Also, see risk factor titled “Due to various restrictions under PRC laws on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our stockholders.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

     The Company does not own any real estate properties; all of the properties are leased. The lease terms are as follows:

YYX

1.	YYX headquarter office: lease term: one year (Aug. 2008 - Aug. 2009)

2.	Shanghai office: lease term: 6 months (Dec. 2008 - May 2009)

3.	Apartments: Yiwu building, Yiwu village, Lease term: one year (July 2008 - June 2009)

4.	Hangzhou Office: lease term: 6 months (July 2008 – Jan. 2009)

5.	Nanjing Office: lease term: 3 months (Dec. 2008 – Feb. 2009)

6.	Ningbo Office: lease term: 3 months (Oct. 2008 –Dec. 2008)

HWD

1.	Suite 417 and Suite 608, 347 Shaoxin Road: Lease term: 1 month (Dec. 2008 - Jan. 2009).

2.	Shanghai Office : lease term 3 months (Jan. 2009- Mar. 2009).

3.	Ningbo Office : lease term 3 months (Jan. 2009- Mar. 2009).

4.	Jiangsu Office : lease term 3 months (Nov. 2008- Jan. 2009).

HSE

1.	Yuanhua office: Lease term one year (Aug. 2008 - July 2009).

2.	Hangzhou Xiaoshan warehouse: Lease Term six months (Nov. 2008 - Apr. 2009).

3.	Wuxi Office: lease term: 3 months (Dec. 2008 – Feb. 2009)

4.	Shanghai Office: lease term: 3 months (Oct. 2008 –Dec. 2008)

SJ&H

1.	Wuxi Tower office: Lease term 3 months (Nov. 2008 - Jan. 2008).

2.	Warehouse: Shanghai, Lease term: 3 months (Jan. 2009 - Mar. 2009).

The Company believes that its leased spaces are adequate and suitable to maintain and develop its business operations.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the stockholders in the fourth quarter of 2008 required to be disclosed.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “CHCG.OB.” The following table sets forth the range of quarterly high and low closing bids of the common stock as reported during the years ending December 31, 2007 and December 31, 2008 and through March 31, 2009:

	Low Bid*	High Bid*
2007
Quarter ended March 31	$3.16	$6.75
Quarter ended June 30	$5.50	$7.83
Quarter ended September 30	$3.45	$8.24
Quarter ended December 31	$2.89	$5.33

2008
Quarter ended March 31	$1.25	$3.97
Quarter ended June 30	$1.20	$1.96
Quarter ended September 30	$1.20	$2.26
Quarter ended December 31	$0.66	$1.36

2009
January 1, 2008 – March 31, 2009	$0.43	$1.08

*	The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Stockholders

As of the close of business on April 14, 2009, there were approximately 70 holders of record of the Company’s common stock. However, we believe that there are additional beneficial owners of our common stock who own their shares in “street name.”

Dividends

The Company did not pay any dividends during 2007 and 2008. The Company has no plans to declare cash dividends on its common stock in the future. If the Company ever determines to pay a dividend, it may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency from the PRC for the payment of such dividends from the profits of its operating subsidiaries in China.  Please see additional discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition, Liquidity and Capital Resources.

Equity Compensation Plan Information

Pursuant to the terms of the China 3C Group 2005 Equity Incentive Plan (the “2005 Plan”), which was adopted on December 21, 2005 by the Company’s Board of Directors, 5,000,000 shares of the Company’s common stock were available for awards under the 2005 Plan. The 2005 Plan expired on December 31, 2006.

On January 15, 2009, the Company’s Board of Directors adopted the China 3C Group, Inc. 2008 Omnibus Securities and Incentive Plan (the “2008 Plan”).  The 2008 Plan provides for the granting of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant.  Under the 2008 Plan 2,000,000 shares of the Company’s common stock are available for issuance for awards.  Each award shall remain exercisable for a term of ten (10) years from the date of its grant. The price at which a share of common stock may be purchased upon exercise of an option shall not be less than the closing sales price of the common stock on the date such option is granted.  The 2008 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it is adopted by the Board.

Securities authorized for issuance under equity compensation plans

The following is a summary of all of our equity compensation plans as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity Compensation Plans Approved by Securityholders
Equity Compensation Plans Not Approved by Securityholders	435,000	(1)	$3.94	0

(1)	The Company’s 2005 Equity Compensation Plan (the “2005 Plan”) expired on December 31, 2006. No further grants may be made under the 2005 Plan.

Repurchase of Securities

We did not repurchase any of shares of our common stock during the fourth quarter of 2008.

Recent Sales of Unregistered Securities

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

On May 7, 2007 the Board of Directors appointed Joseph J. Levinson to serve as a member of the Board of Directors of the Company and to be in charge of the Company’s investor relations. As compensation for his services, Mr. Levinson received: (1) USD $60,000 per year, payable in equal quarterly installments; (2) a monthly grant during his term of his services of 1,000 shares of the Company’s common stock; (3) an initial annual grant of a stock option to purchase 300,000 shares of the Company's common stock, with an exercise price of $6.15 per share (the “2007 Stock Option”) under the China 3C Group 2005 Equity Incentive Plan; and (4) a subsequent annual grant of a stock option to purchase an additional 300,000 shares of the Company's common stock, with an exercise price of $1.82 (the “2008 Stock Option”) under the China 3C Group 2005 Equity Incentive Plan. In addition, the Company agreed that Mr. Levinson would receive (1) $2,500 for each Board meeting that he attends, (2) $2,000 for each meeting of a committee of the Board that he attends, (3) $5,000 upon being named the chairman of any Board committee, and (4) $4,500 as a one time bonus upon joining the Board. It was later determined that due to the expiration of the China 3C Group 2005 Equity Incentive Plan on December 31, 2006, the 2007 Stock Option and the 2008 Stock Option were not validly granted. Pursuant to the terms of the Compensation Agreement dated as of November 27, 2008 between Mr. Levinson and the Company, Mr. Levinson acknowledged that the 2007 Stock Option and the 2008 Stock Option were not and will not be granted and in consideration for his services as a Director accepted the issuance of 125,000 shares of the Company’s common stock.  The 125,000 shares of the Company’s common stock were issued to Mr. Levinson on January 7, 2009.

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

ITEM 6.   SELECTED FINANCIAL DATA

The selected consolidated statement of income and comprehensive income data for the years ended December 31, 2008, 2007 and 2006 and the selected consolidated balance sheet data as of December 31, 2008 and 2007 are derived from our audited consolidated financial statements included elsewhere in this Annual Report.

The selected consolidated balance sheet data as of December 31, 2006, 2005 and 2004, and the selected consolidated financial data for the years ended December 31, 2005 and 2004, are derived from our audited consolidated financial statements not included in this Annual Report.

The following selected consolidated historical financial information should be read in conjunction with our consolidated financial statements and related notes and the information contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2008	2007	2006	2005	2004
Statements of Operations Data:
Sales, net	310,644,661	276,026,673	148,218,848	32,588,634	24,701,995

Cost of sales	262,002,877	226,656,242	125,411,758	28,325,332	21,577,365
Gross profit	48,641,784	49,370,431	22,807,090	4,263,302	3,124,630

General and administrative expenses	14,132,473	13,614,500	5,544,924	1,706,869	782,241
Income from operations	34,509,311	35,755,931	17,262,166	2,556,433	2,342,389

Other (Income) Expense	1,149,537
Interest income	(146,344)	(88,413)	(31,293)	(10,156)	(5,348)
Other expense	359,682	74,215	100,646	17,364	9,440
Interest expense		-	7,565	2,954	1,104
Total Other (Income) Expense	936,199	(14,198)	76,918	10,162	5,196
Income before income taxes	35,445,510	35,770,129	17,185,248	2,546,271	2,337,193

Provision for income taxes	8,611,298	12,850,429	5,908,122	1,088,021	231,096
Net income	26,834,212	22,919,700	11,277,126	1,458,250	2,106,097

Net income per share:
Basic & diluted	0.51	0.44	0.24	0.04	0.06

Weighted average number of shares outstanding:
Basic & diluted	52,673,938	52,671,438	46,179,507	35,133,427	35,000,000

	Year Ended December 31,
	2008	2007	2006	2005	2004
Balance Sheets Data:
Cash and cash equivalents	32,157,831	24,952,614	6,498,450	1,949,222	469,658
Working capital	59,875,110	36,917,850	10,505,747	3,634,989	704,888
Total assets	95,196,016	63,196,805	39,987,575	4,020,266	1,492,006
Total liabilities	7,557,951	5,792,722	9,061,180	341,615	735,830
Total shareholders’ equity	87,638,065	57,404,083	30,926,395	3,678,651	756,176

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

Overview

China 3C Group (“China 3C”) was incorporated on August, 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited (“CFDL”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang Yong Xin Digital Technology Company Limited (“Zhejiang”), Yiwu Yong Xin Communication Limited (“YYX”), Hangzhou Wandga Electronics Company Limited (“HWD”), Hangzhou Sanhe Electronic Technology, Limited (“Sanhe”), and Shanghai Joy & Harmony Electronic Development Company Limited (“SJ&H”) were incorporated under the laws of Peoples Republic of China on July 11, 2005, July 18, 1997, March 30, 1998, April 12, 2004, and August 25, 2003, respectively. China 3C Group owns 100% of CFDL and CFDL own 100% of the capital stock of SJ&H and HSE. Until August 14, 2007, when it made the change to its ownership structure described in the next paragraph in order to comply with certain requirements of PRC law, CFDL owned 100% of the capital stock of Zhenjiang. Zhejiang owns 90% and YYX owns 10% of HWD. Zhejiang owns 90% and HWD owns 10% of YYX. On December 19, 2008, ZYX entered into an agreement to acquire 90% and YYX to acquire 10% of the entire equity interests in Jinhua Baofa Logistic Limited (“Jinhua”), a company organized under the laws of the People’s Republic of China. As of December 31, 2008, we have made a $7.3 million purchase deposit to Jinhua.

Collectively the seven corporations are referred to herein as the Company.

On December 21, 2005, CFDL became a wholly owned subsidiary of China 3C Group through a merger with a wholly owned subsidiary of the Company (the “Merger Transaction”). China 3C Group acquired all of the issued and outstanding capital stock of CFDL pursuant to a Merger Agreement dated at December 21, 2005 by and among China 3C Group, XY Acquisition Corporation, CFDL and the shareholders of CFDL (the “Merger Agreement”). Pursuant to the Merger Agreement, CFDL became a wholly owned subsidiary of China 3C Group and, in exchange for the CFDL shares, China 3C Group issued 35,000,000 shares of its common stock to the shareholders of CFDL, representing 93% of the issued and outstanding capital stock of China 3C Group at that time and a cash consideration of $500,000. On August 15, 2007, in order to comply with the requirements of PRC law, the Company recapitalized its ownership structure. As a result, instead of CFDL owning 100% of Zhejiang as previously was the case, CFDL entered into contractual agreements with Zhejiang whereby CFDL owns a 100% interest in the revenues of Zhejiang. CFDL does not have an equity interest in Zhejiang, but is deemed to have all the economic benefits and liabilities by contract. Under this structure, Zhejiang is now a wholly foreign owned enterprise (WOFE) of CFDL. The contractual agreements give CFDL and its’ equity owners an obligation to absorb, any losses, and rights to receive revenue. CFDL will be unable to make significant decisions about the activities of Zhejiang and can not carry out its principal activities without financial support. These characteristics as defined in Financial Accounting Standards Board (FASB) interpretation 46, Consolidation of Variable Interest Entities (VIEs), qualifies the business operations of Zhejiang to be consolidated with CFDL and ultimately with China 3C Group.

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

The Company is engaged in the business of resale and distribution of third party products and generate approximately 100% of its revenue from resale of items such as mobile phone, facsimile machines, DVD players, stereo’s, speakers, MP3 and MP4 players, iPod, electronic dictionaries, CD players, radios, Walkmans, and audio systems. We sell and distribute products through retail stores and secondary distributors.

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

We operate substantially all of our retail operations through our “store in store” model. Under this model, the Company leases space in major department stores and retailers. Leasing costs can vary based on a percentage of sales, or can be fixed. For the year ended 2008, 17 store in stores’ leases were fixed rents, the remaining 997 store in stores’ leases were variable based on sales.

Results of Operations

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Reportable Operating Segments

The Company reports financial and operating information in the following four segments:

a)           Yiwu Yong Xin Telecommunication Company, Limited or “YYX”

b)           Hangzhou Wang Da Electronics Company, Limited or “HWD”

c)           Hangzhou Sanhe Electronic Technology Limited  or “HSE”

d)           Shanghai Joy & Harmony Electronics Company Limited or “SJ&H”

a)           Yiwu Yong Xin Telecommunication Company, Limited or “YYX”

YYX focuses on the selling, circulation and modern logistics of fax machines and cord phone products.

All amounts, except percentage of revenues, in thousands of U.S. dollars.

	Year ended December 31,		Percentage
YYX	2008	2007	Change
Revenue	$63,370	$61,385	3.23%
Gross Profit	$9,978	$9,205	8.40%
Gross Margin	15.75%	15.00%	0.75%
Operating Income	$7,615	$7,378	3.21%

For the year ended December 31, 2008, YYX generated revenue of $63,370 thousand, an increase of $1,985 thousand or 3.23% compared to $61,385 thousand for the year ended December 31, 2007. Gross profit increased $773 thousand or 8.40% from $9,205 thousand for the year ended 2007 to $9,978 thousand for the year ended 2008. Operating income was $7,615 thousand in 2008, an increase of $237 thousand or 3.21% compared to $7,378 thousand in 2007. Such increases in revenue, gross profit and operation income were primarily due to the expansion of the Company’s distribution networks as well as opening of new stores.

Gross profit margin increased from 15% in 2007 to 15.75% in 2008, an increase of 0.75%. Such increase is primarily due to our strong bargaining power in purchase of fax machines. Fax machines are China 3C’s most established product line. We have long term relationships with our suppliers which gives us competitive advantage in purchase cost.

b)           Hangzhou Wang Da Electronics Company, Limited or “HWD”

HWD focuses on the selling, circulation and modern logistics of cell phones, cell phones products, and digital products, including digital cameras, digital camcorders, PDAs, flash disks, and removable hard disks.

All amounts, except percentage of revenues, in thousands of U.S. dollars.

	Year ended December 31,		Percentage
HWD	2008	2007	Change
Revenue	$102,935	$83,496	23.28%
Gross Profit	$16,313	$13,633	19.66%
Gross Margin	15.85%	16.33%	(0.48)%
Operating Income	$11,527	$11,259	2.38%

For the year ended December 31, 2008, HWD generated revenue of $102,935 thousand, an increase of $19,439 thousand or 23.28% compared to $83,496 thousand for the year ended December 31, 2007. Gross profit increased $2,680 thousand or 19.66% from $13,633 thousand for the year ended 2007 to $16,313 thousand for the year ended 2008. Operating income was $11,527 thousand in 2008, an increase of $268 thousand or 2.38% compared to $11,259 thousand in 2007. The increase in revenue, gross profit and operating income were due to the expansion of HWD’s distribution networks, as well as opening of new stores.

Gross profit margin decreased from 16.33% in 2007 to 15.85% in 2008. The decrease was a result of a slight increase in promotional sales on cell phones within the HWD's store in store locations. The unit sales price of cell phones decreased in 2008 compared to the unit price in 2007, which caused the gross margin to decrease. However, HWD has been continuously introducing new cell phone models in an effort to maintain the gross margin.

c)           Hangzhou Sanhe Electronic Technology Limited or “HSE”

HSE focuses on the selling, circulation and modern logistics of home electronics, including DVD players, audio systems, speakers, televisions and air conditioners.

All amounts, except percentage of revenues, in thousands of U.S. dollars.

	Year ended December 31,		Percentage
HSE	2008	2007	Change
Revenue	$70,243	$67,157	4.60%
Gross Profit	$12,444	$16,234	(23.35)%
Gross Margin	17.72%	24.17%	(6.45)%
Operating Income	$7,509	$11,504	(34.73)%

For the year ended December 31, 2008, HSE generated revenue of $70,243 thousand, an increase of $3,086 thousand or 4.60% compared to $67,157 thousand for the year ended December 31, 2007. Gross profit decreased $3,790 thousand or 23.35% from $16,234 thousand for the year ended 2007 to $12,444 thousand for the year ended 2008. Operating income was $7,509 thousand in 2008, a decrease of $3,995 thousand or 34.73% compared to $11,504 thousand in 2007. The increase in revenue was primarily due to opening of 24 new stores in 2008. The decreases in gross profit and operation income were primarily due to a more competitive sales environment on home electronics.

Gross profit margin decreased from 24.17% in 2007 to 17.72% in 2008. The decrease was due to a more competitive sales environment on home electronics, which led to a lower gross margin.

d)           Shanghai Joy & Harmony Electronics Company Limited or “SJ&H”

SJ&H focuses on the selling, circulation and modern logistics of consumer electronics, including MP3 players, MP4 players, iPod, electronic dictionary, radios, and Walkman.

All amounts, except percentage of revenues, in thousands of U.S. dollars.
.
	Year ended December 31,		Percentage
SJ&H	2008	2007	Change
Revenue	$74,096	$63,988	15.80%
Gross Profit	$9,906	$10,298	(3.81)%
Gross Margin	13.37%	16.09%	(2.72)%
Operating Income	$7,406	$8,755	(15.41)%

For the year ended December 31, 2008, SJ&H generated revenue of $74,096 thousand, an increase of $10,108 thousand or 15.80% compared to $63,988 thousand for the year ended December 31, 2007. Gross profit decreased $392 thousand or 3.81% from $10,298 thousand for the year ended 2007 to $9,906 thousand for the year ended 2008. Operating income was $7,406 thousand in 2008, a decrease of $1,349 thousand or 15.41% compared to $8,755 thousand in 2007. The increase in revenue was due to opening of 43 new stores in 2008 and expansion of distribution networks. Gross profit and operation income decreased as a result of a slight increase in promotional sales.

Gross profit margin decreased from 16.09% in 2007 to 13.37% in 2008. The decrease was a result of a slight increase in promotional sales.

Net sales

Net sales for 2008 totaled $310,645 thousand, representing a year-over-year increase of 12.54% as compared to $276,027 thousand for 2007. The increase was attributable to the introduction of new consumer electronic products, increased marketing initiatives within the Company's store in store locations, as well as opening new stores in 2008.

Percentage of sales

In 2008, the Company earned approximately 68% of its sales from its retail operations and 32% of its sales from its wholesale operations compared to 65% from retail operations and 35% from wholesale operations in 2007.

Percentage of sales from retail operations and wholesale operations for each segment is as follows:

	YYX	HWD	HSE	SH&J
Retail	66%	65%	69%	70%
Wholesale	34%	35%	31%	30%

Cost of Sales

Cost of sales for 2008 totaled $262,003 thousand, or approximately 84.34% of net sales compared to $226,656 thousand, or approximately 82.11% for 2007. The increase in the cost of sales was a direct result of the corresponding increase in sales. The cost of sales as a percentage increased slightly during 2008 primarily due to increased costs of home electronics products.

Top Ten Suppliers of Each of Our Subsidiaries in 2008

	YYX	HWD	HSE	SH&J
1	Fengda Technology Company Limited	Shanghai Post&Telecom Appliances Co - Hangzhou	Zhejiang Shaixinke Company Limited	Shanghai Ganshun Trade Company Limited

2	Hangzhou Shenruida Trade Company Limited	Shenzhen Tianyin Telecommunication Company Limited	Zhongshan Longde Home Electronics Company Limited	Huaqi Information Digital Technology Company Limited (aigo) – Shanghai

3	Shanghai Zhongfang Electronics Company Limited	Hangzhou Tianchen Digital Telecommunication Company Limited	Zhejiang Zhuocheng Digital Electronics Company Limited	SONY-Shanghai Company Limited

4	Wenzhou Jingwei Company	Hangzhou Qiuxin Internet Equipment Company Limited	Shenzhen Chuangwei-RGB Electronics Company Limited	Shanghai Jingming Technology Company Limited

5	Ninbo Zhongxun Electronics Company Limited	Hangzhou Weihua Telecommunication Company Limited	Shenzhen Aosike Electronics Company Limited	Shanghai China-tex Electronic System Company Limited

6	Shanghai Hongyi Office Supplies Company Limited	Hangzhou Chaoyue Telecommunication Company Limited	Shanghai Haier Industrial and Trade Company	Shanghai Caitong Digital Technology Company Limited

7	Shanghai Guangdian Equipment Company Limited	Shenzhen Liansheng Technology Company Limited	TCL Electronics Company Limited	Beijing Broadcom Information Technology Company Limited

8	Yiwu Wantong Telecom Equipment Company Limited	Hangzhou Huayu Telecommunication Appliances Company Limited	Shenzhen Deheyuan Electronics Company	Chongqing Zhaohua Digital Technology Company Limited

9	Shanghai Rongduo Business Company Limited	Shenzhen Jinfeng Datong Technology Company Limited	Shenzhen Angel Drinking Water Industrial Group	Shanghai Jinling Network Equipment Company Limited

10	Shanghai Huoke Electronics Company Limited	Shenzhen Jiepulin Company Limited	Guangzhou Shengshida Electronics Company Limited	Shenzhen Dejing Electronics Company Limited

Gross Profit Margin

Gross profit margin in 2008 decreased to 15.66% compared to 17.89% in 2007. The gross profit margin decrease was mainly due to the decrease of 6.45% of gross profit margin of HSE and the decrease of 2.72% of gross profit margin of SJ&H in 2008. The decrease in gross profit margin was a result of a slight increase in promotional sales in 2008.

Because the Company does not include the costs related to its distribution network in cost of sales, its gross profit and gross profit as a percentage of net sales (“gross profit margin”) may not be comparable to those of other retailers that may include all costs related to their distribution network in cost of sales and in the calculation of gross profit and gross margin.

General and Administrative Expenses

General and administrative expenses for 2008 totaled $14,132 thousand, or approximately 4.55% of net sales, compared to $13,615 thousand, or approximately 4.93% of net sales for 2007. General and administration expense as a percentage of net sales decreased 0.38% as a result of strict cost controls implemented by the Company.

Income from Operations

Income from operations for 2008 was $34,509 thousand, or 11.11% of net sales as compared to income from operations of $35,756 thousand, or 12.95% of net sales for 2007, a decrease of 3.49%. Competitive pricing led to the slight decline in income from operations.

Provision for income taxes

       Provision for income taxes for 2008 was $8,611 thousand, representing year-over-year decrease of 32.99% as compared to $12,850 thousand for 2007. The effective income tax rate for 2008 and 2007 was 25% and 33%, respectively. The decrease in provision for income taxes was because a lower Enterprise Income Tax rate of 25% became effective January 1, 2008 for both domestic enterprises and FIEs pursuant to China’s new Enterprise Income Tax Law.

Net Income

Net income was $26,834 thousand or 8.64% of net sales for 2008 compared to $22,920 thousand or 8.30% of net sales for 2007. Net income increased primarily due to the decrease in income tax expenses using the new EIT tax rate of 25% pursuant to China’s new Enterprise Income Tax Law. The increase of new income was also a result of additional income generated from value-added services such as after-sales support services compared to 2007.

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Reportable Operating Segments

The Company reports financial and operating information in the following four segments:

a)           Yiwu Yong Xin Telecommunication Company, Limited or “YYX”

b)           Hangzhou Wang Da Electronics Company, Limited or “HWD”

c)           Hangzhou Sanhe Electronic Technology Limited or “HSE”

d)           Shanghai Joy & Harmony Electronics Company Limited or “SJ&H”

a)           Yiwu Yong Xin Telecommunication Company, Limited or “YYX”

YYX focuses on the selling, circulation and modern logistics of fax machines and cord phone products.

All amounts, except percentage of revenues, in thousands of U.S. dollars.

	Year ended December 31,		Percentage
YYX	2007	2006	Change
Revenue	$61,385	$51,092	20.15%
Gross Profit	$9,205	$7,988	15.24%
Gross Margin	15.00%	15.63%	(0.63)%
Operating Income	$7,378	$6,821	8.17%

For the year ended December 31, 2007, YYX generated revenue of $61,385 thousand, an increase of $10,293 thousand or 20.15% compared to $51,092 thousand for the year ended December 31, 2006. Gross profit increased $1,217 thousand or 15.24% from $7,988 thousand for the year ended 2006 to $9,205 thousand for the year ended 2007. Operating income was $7,378 thousand in 2007, an increase of $557 thousand or 8.17% compared to $6,821 thousand in 2006. Such increases in revenue, gross profit and operation income were primarily due to the expansion of the Company’s distribution networks, as well as opening of new stores.

Gross profit margin decreased from 15.63% in 2006 to 15% in 2007, a decrease of 0.63%. The decrease is primarily due to the market maturity of office telecommunication products.

b)           Hangzhou Wang Da Electronics Company, Limited or “HWD”

HWD focuses on the selling, circulation and modern logistics of cell phones, cell phones products, and digital products, including digital cameras, digital camcorders, PDAs, flash disks, and removable hard disks.

 All amounts, except percentage of revenues, in thousands of U.S. dollars.

	Year ended December 31,		Percentage
HWD	2007	2006	Change
Revenue	$83,496	$61,992	34.69%
Gross Profit	$13,633	$8,589	58.73%
Gross Margin	16.33%	13.86%	2.47%
Operating Income	$11,259	$7,051	59.68%

For the year ended December 31, 2007, HWD generated revenue of $83,496 thousand, an increase of $21,504 thousand or 34.69% compared to $61,992 thousand for the year ended December 31, 2006. Gross profit increased $5,044 thousand, or 58.73% from $8,589 thousand for the year ended 2006 to $13,633 thousand for the year ended 2007. Operating income was $11,259 thousand in 2007, an increase of $4,208 thousand, or 59.68% compared to $7,051 thousand in 2006. The increase in revenue, gross profit and operation income were primarily due to the expansion of the Company’s distribution networks as well as opening of new stores. In addition, the increase was also due to improvement in operating efficiency.

Gross profit margin increased from 13.86% in 2006 to 16.33% in 2007, an increase of 2.47%. The gross margin increased because HWD increased its share of domestic mobile phone sales compared to foreign brand name mobile phones. Gross margin of domestic mobile phones was higher than foreign brand name mobile phones, which led to higher overall gross margin for HWD.

c)           Hangzhou Sanhe Electronic Technology Limited or “HSE”

HSE focuses on the selling, circulation and modern logistics of home electronics, including DVD players, audio systems, speakers, televisions and air conditioners.

All amounts, except percentage of revenues, in thousands of U.S. dollars.

	Year ended December 31,		Percentage
HSE	2007	2006	Change
Revenue	$67,157	$21,660	210.05%
Gross Profit	$16,234	$4,036	302.23%
Gross Margin	24.17%	18.63%	5.54%
Operating Income	$11,504	$2,579	346.06%

For the year ended December 31, 2007, HSE generated revenue of $67,157 thousand compared to $21,660 thousand for the year ended December 31, 2006. Gross profit was $16,234 thousand in 2007 compared to $4,036 thousand in 2006. Operating income was $11,504 thousand for the year ended December 31, 2007 compared to $2,579 thousand for the year ended December 31, 2006.

China 3C Group acquired HSE in August 2006. Therefore, only 3 months of HSE’s financial results were consolidated to the financial statements of China 3C Group for the year ended December 31, 2006. This led to the significant increase in revenue, gross profit and operating income from 2006 to 2007.

Gross margin increased 5.54% from 18.63% in 2006 to 24.17% in 2007. The increase was due to lower cost of DVD players and speaker systems. The Company had the bargain power to negotiate lower purchase price with its suppliers because of the large volume of products China 3C Group purchased from them.

d)           Shanghai Joy & Harmony Electronics Company Limited or “SJ&H”

SJ&H focuses on the selling, circulation and modern logistics of consumer electronics, including MP3 players, MP4 players, iPod, electronic dictionary, radios, and Walkman.

All amounts, except percentage of revenues, in thousands of U.S. dollars.

	Year ended December 31,		Percentage
SJ&H	2007	2006	Change
Revenue	$63,988	$13,474	374.90%
Gross Profit	$10,298	$2,194	369.37%
Gross Margin	16.09%	16.28%	(0.19)%
Operating Income	$8,755	$1,878	366.19%

For the year ended December 31, 2007, SJ&H generated revenue of $63,988 thousand compared to $13,474 thousand for the year ended December 31, 2006. Gross profit was $10,298 thousand in 2007 compared to $2,194 thousand in 2006. Operating income was $8,755 thousand for the year ended December 31, 2007 compared to $1,878 thousand for the year ended December 31, 2006.

China 3C Group acquired SJ&H in November 2006. Therefore, only 2 months of SJ&H’s financial results were consolidated to the financial statements of China 3C Group for the year ended December 31, 2006. This led to the significant increase in revenue, gross profit and operating income from 2006 to 2007.

Gross margin was 16.09% in 2007 compared to 16.28% in 2006, a decrease of 0.19%.

Net sales

Net sales for 2007 totaled $276,026 thousand, representing a significant year-over-year increase of 86.23% as compared to $148,219 thousand for 2006. The large increase amount was due to a combination of both organic growth and contribution from subsidiaries acquired in the second half of 2006. The sales from these subsidiaries (YYX, HWD, HSE and SJ&H) in 2007 increased by $127,807 thousand as compared to the sales that consolidated into the Company from the acquisition dates in 2006, in which, HSET and SJ&H increased 210.05% ($45,497 thousand) and 374.90% ($50,514 thousand), respectively, as compared to 2006. Higher sales volume and the addition of new product lines were also factors. In addition, the economic boom in China led to the growth of each subsidiary, in which, YYX and HWD increased 20.19% ($10,293 thousand) and 34.69% ($21,504 thousand), respectively, as compared with 2006.

Percentage of sales

The Company earned approximately 65% of its sales from its retail operations, and the remaining 35% from wholesale operations in 2007 compared to 73% of its sales from its retail operations, and the remaining 27% from wholesale operations in 2006.

Cost of Sales

Cost of sales for 2007 totaled $226,656 thousand, or approximately 82.11% of net sales compared to $125,412 thousand, or approximately 84.61% for 2006. The increase in the cost of sales was directly associated with the corresponding increase in sales. The cost of sales as a percentage decreased during 2007 due to the introduction of new product models with higher gross profit margin. The increased cost of sales was a direct result of the large increase in purchases required to meet our sales levels.

Top Ten Suppliers of Each of Our Subsidiaries

	YYX	HWD	HSE	SH&J
1	Fengda Technology Company Limited	Shanghai Post&Telecom Appliances Co, Hangzhou Branch	Zhejiang Shaixinke Company Limited	Shanghai Ganshun Trade Company Limited

2	Hangzhou Shenruida Trade Company Limited	Shenzhen Tianyin Telecommunication Company Limited	Zhongshan Longde Home Electronics Company Limited	Huaqi Information Digital Technology Company Limited (aigo) – Shanghai

3	Shanghai Zhongfang Electronics Company Limited	Hangzhou Tianchen Digital Telecommunication Company Limited	Zhejiang Zhuocheng Digital Electronics Company Limited	SONY-Shanghai Company Limited

4	Wenzhou Jingwei Company	Hangzhou Qiuxin Internet Equipment Company Limited	Shenzhen Chuangwei-RGB Electronics Company Limited	Shanghai Jingming Technology Company Limited

5	Ninbo Zhongxun Electronics Company Limited	Hangzhou Weihua Telecommunication Company Limited	Shenzhen Aosike Electronics Company Limited	Shanghai China-tex Electronic System Company Limited

6	Shanghai Hongyi Office Supplies Company Limited	Hangzhou Chaoyue Telecommunication Company Limited	Shanghai Haier Industrial and Trade Company	Shanghai Caitong Digital Technology Company Limited

7	Shanghai Guangdian Equipment Company Limited	Shenzhen Liansheng Technology Company Limited	TCL Electronics Company Limited	Beijing Broadcom Information Technology Company Limited

8	Yiwu Wantong Telecom Equipment Company Limited	Hangzhou Huayu Telecommunication Appliances Company Limited	Shenzhen Deheyuan Electronics Company	Chongqing Zhaohua Digital Technology Company Limited

9	Shanghai Rongduo Business Company Limited	Shenzhen Jinfeng Datong Technology Company Limited	Shenzhen Angel Drinking Water Industrial Group	Shanghai Jinling Network Equipment Company Limited

10	Shanghai Huoke Electronics Company Limited	Shenzhen Jiepulin Company Limited	Guangzhou Shengshida Electronics Company Limited	Shenzhen Dejing Electronics Company Limited

Gross Profit Margin

Gross profit margin for 2007 increased to 17.89% compared to 15.39% for 2006. The gross profit margin increased was mainly due to the increase of 5.54% of gross profit margin of HSE in 2007. The increase was partially due to the inclusion of the newly acquired subsidiaries. The gross profit margin increased as we benefited from increasing economies of scale as the Company grew in size and scale. Higher sales of higher margin products such as MP3 and DVD players were also critical factors.

Because the Company does not include the costs related to its distribution network in cost of sales, its gross profit and gross profit as a percentage of net sales (“gross profit margin”) may not be comparable to those of other retailers that may include all costs related to their distribution network in cost of sales and in the calculation of gross profit and gross margin.

General and Administrative Expense

General and administrative expense for 2007 totaled $13,615 thousand, or approximately 4.93% of net sales, compared to $555 thousand, or approximately 3.74% for 2006. The increase was primarily due to the costs of managing a larger operation as the Company integrated its newly acquired subsidiaries.

Income from Operations

Income from operations for 2007 was $35,756 thousand or 12.95% of net sales as compared to income from operations of $17,262 thousand for 2006 or 11.65% of net sales. Increasing economies of scale were a critical factor for the larger margins, as were a higher margin product mix. Because of our marketing power, we were able to increase sales prices at a greater rate than the increase in the cost of sales, thus giving us an advantage in an inflationary environment in 2007.

Provision for income taxes

      Provision for income taxes for 2007 was $12,850 thousand, representing year-over-year increase of 117% as compared to $5,908 thousand for 2006. The effective rate of income tax was 33% for both 2007 and 2006. The increase was due to a significant increase in taxable income.

Net Income

Net income was $22,920 thousand, or 8.30% of net sales for 2007 compared to $11,277 thousand, or 7.61% of net sales for 2006. Increasing economies of scale, a higher margin product mix and significant larger store were all key factors for the large increase in net income.

Retail locations

The following table reflects a roll forward during the fiscal year ended December 31, 2006, 2007 and 2008 of our retail locations during each year (i.e. number of stores opened, number of stores closed and number of stores open at the end of the period). “Store in store” refers to the sales counter where the Company’s products are displayed for sale within large-scale supermarket stores, department stores and other operation sites for the Company. At present, we have “store in stores” in four main areas, Shanghai, Zhejiang, Jiangsu and Anhui. The Company’s retail locations are all “store in store” locations in 2006, 2007 and 2008.

	HWD	YYX	HSE	SJ&H	Total
Locations at Jan. 1, 2006	175	264	-	-	439
Opened during year 2006	45	39	-	-	84
Closed during year 2006	(6)	(15)	-	-	(21)
Acquired during year 2006	-	-	165	159	324
Locations at Dec. 31, 2006	214	288	165	159	826

Opened during year 2007	30	37	55	34	156
Closed during year 2007	(7)	(51)	(9)	(7)	(74)
Locations at Dec. 31, 2007	237	274	211	186	908

Opened during year 2008	37	34	24	43	138
Closed during year 2008	(18)	(13)	(1)	-	(32)
Locations at Dec. 31, 2008	256	295	234	229	1014

The following table reflects the square footage of each store space during the fiscal year ended December 31, 2006, 2007 and 2008.

( In square feet)	HWD	YYX	HSE	SJ&H	Total
Areas at Jan. 1, 2006	19,965	39,222	-	-	59,187
Opened during year 2006	5,208	5,768	-	-	10,976
Closed during year 2006	(802)	(2,210)	-	-	3,012
Acquired during year 2006	-	-	23,099	18,056	41,155
Areas at Dec. 31, 2006	24,371	42,780	23,099	18,056	108,306

Opened during year 2007	3,335	5,475	7,408	3,709	19,927
Closed during year 2007	(778)	(7,547)	(1,212)	(764)	(10,301)
Areas at Dec 31, 2007	26,928	40,708	29,295	21,001	117,932

Opened during year 2008	5,698	5,270	3,888	6,020	20,876
Closed during year 2008	(1,890)	(1,724)	(112)	-	(3,726)
Areas at Dec. 31, 2008	30,736	44,254	33,071	27,021	135,082

The following table reflects net sales per square foot for the fiscal year ended December 31, 2006, 2007 and 2008.

(In US dollars)	HWD	YYX	HSE	SJ&H	Average
2006	1,440	690	1,497	1,871	995
2007	1,666	703	1,617	2,244	1,420
2008	1,910	812	1,301	1,802	1,467

The following table reflects the amount of comparable or same store sales for each period (i.e. the change in sales from stores that were open for each of the fiscal years presented).  A “comparable store” is defined as the same “store in store,” for which sales of that “store in store” is compared in the same month or same quarter of different years, such as the comparison of the sales occurring during March 2006 and March 2007 in the same “store in store.”

(In US dollars)	HWD	YYX	HSE	SJ&H	Average
2006	13,800	8,700	17,400	17,700	12,700
2007	15,300	8,500	18,000	20,200	17,900
2008	21,700	11,900	17,300	20,400	18,900

In assessing whether stores are “comparable”, it is based on whether:

(1)  stores are in the same address;

(2)  relatively same business area (e.g. if the business area of a store has changed in no more than 30%, it is regarded as having same business area; if the change in business area is more than 30%, the change in business area will be regarded as too significant as to be comparable;

(3)  relatively same business layout (e.g. if the layout of sales counter in a store remains unchanged over time, then that store would be regarded as a comparable store; if there is significant change in layout of a sales counter in a store, that store will not be regarded as a comparable store);

(4)  stores with same product mix would be regarded as comparable; if there is significant change in product mix in a store, that store will not be regarded as a comparable store;

(5) with respect to net sales per square foot each year and how we treat changes in square footage, this depends on the materiality of the impact on sales per square foot as a result of an increase or decrease in square footage. By way of example only, if a store with an area of 130 square feet had sales of $14,000 per month in 2006, which results in approximately $108 in sales per square foot. In 2007, if the same store increased the area of operation to 140 square feet and had sales of $16,000 per month that would result in approximately $114 in sales per square foot. We would deem the $6 increase in sales per square foot to be immaterial.  Accordingly, in this case, we will use the area of 130 square feet to compare same store sales, and the additional 10 square feet will be ignored in the calculation of same store sales.

We consider changes in store square footage of more than 30% to be material. Stores that undergo such changes will not be accounted for as “comparable stores” because the change is too significant.

(6)  with respect to net sales per square foot each year and how we treat relocated stores, if a “store in store” is relocated to a different retail location, which we would refer to as a different operating environment, during the period, then that “store in store” will not be used in the same store comparison.  However, if the “store in store” is relocated to another location within the same retail location (or same operating environment) then the “store in store” sales will be used in the calculation of the same store comparison; and

(7)  with respect to net sales per square foot each year and how we treat closed stores, we treat a closed “store in store” the same way we treat a “store in store” relocated to different retail location. A closed “store in store” is not used in the same store comparison.

Opened and closed “stores in stores” are primarily recognized based on the duration of the agreements with the shopping centers, as well as the sale and profits of a “store in store.” Prior to opening a new “store in store” we are usually approached by a large-scale department store or supermarket that offers us the opportunity to open a “store in store.” Our decision is based on our study of the population traffic flow, the department store and supermarkets themselves, and the level of expected profitability of a potential “store in store.” Following our inspection, we sign contracts with the department store and supermarkets, which specifically address the terms and conditions of opening, closing and relocating the “stores in stores.”

QUARTERLY RESULTS OF OPERATIONS

Our businesses experience fluctuations in quarterly performance. Traditionally, the first quarter from January to March has a higher number of sales reflected by our electronics business due to the New Year holidays in China occurring during that period. Nevertheless, at times, China can experience particularly inclement weather in January and February which can serious disrupt the Company’s supply chain management systems. As our business model is to operate only on several days of inventory, the effects of such weather disruptions may be severe in certain years.

The following table sets forth, for the periods presented, our unaudited quarterly results of operations for the eight quarters ended December 31, 2008. The data has been derived from our consolidated financial statements and, in our management’s opinion, they have been prepared on substantially the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial results for the periods presented. This information should be read in conjunction with the annual consolidated financial statements included elsewhere in this Form 10-K. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended
	12/31/2008	9/30/2008	6/30/2008	3/31/2008	12/31/2007	9/30/2007	6/30/2007	3/31/2007
Sales, net	$84,919,058	$79,056,756	$78,515,392	$68,153,455	$69,108,145	$57,896,861	$64,498,473	$84,523,194

Cost of sales	71,545,553	67,210,574	65,639,675	57,607,075	57,891,581	45,113,474	53,060,275	70,590,912
Gross profit	13,373,505	11,846,182	12,875,717	10,546,380	11,216,564	12,783,387	11,438,198	13,932,282

General and administrative expenses	4,089,418	3,730,967	3,326,044	2,986,044	4,017,300	2,856,805	3,014,233	3,726,162
Income from operations	9,284,087	8,115,215	9,549,673	7,560,336	7,199,264	9,926,582	8,423,965	10,206,120

Other Income (Expense)
Interest income	42,763	38,014	29,472	36,095	30,990	25,977	17,655	13,791
Other income (expense)	96,789	378,976	326,904	(12,813)	(61,421)	(7,101)	1,171	(6,864)
Total Other Income (Expense)	139,552	416,990	356,376	23,282	(30,431)	18,876	18,826	6,927
Income before income taxes	9,423,639	8,532,205	9,906,049	7,583,618	7,168,833	9,945,458	8,442,791	10,213,047

Provision for income taxes	2,278,033	2,168,638	2,354,054	1,810,573	2,787,417	3,372,489	2,941,264	3,749,259

Net income	$7,145,606	$6,363,567	$7,551,995	$5,773,045	$4,381,416	$6,572,969	$5,501,527	$6,463,788

Net income per share:
Basic & diluted	$0.14	$0.12	$0.14	$0.11	$0.08	$0.12	$0.10	$0.12

Weighted average number of shares outstanding:
Basic	52,673,938	52,673,938	52,673,938	52,673,938	52,671,438	52,608,938	52,608,938	52,578,938
Diluted	53,073,938	53,073,938	53,073,938	53,073,938	52,671,438	52,608,938	52,608,938	52,578,938

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings.

Cash and cash equivalents were $32,158 thousand at December 31, 2008 and current assets totaled $67,433 thousand at December 31, 2008. The Company’s total current liabilities were $7,558 thousand at December 31, 2008. Working capital at December 31, 2008 was $59,875 thousand. During 2008, net cash provided by operating activities was $12,690 thousand.

Cash and cash equivalents were $24,953 thousand at December 31, 2007 and current assets totaled $42,711 thousand at December 31, 2007. The Company’s total current liabilities were $5,793 thousand at December 31, 2007. Working capital at December 31, 2007 was $36,918 thousand. During 2007, net cash provided by operating activities was $21,574 thousand.

Under the SJ&H share exchange agreement, dated November 28, 2006, in exchange of surrendering all their ownership in SJ&H, the SJ&H shareholders received both stock consideration and cash consideration. The cash consideration consisted of $7,500,000 in cash is payable as follows: $3,000,000 within 10 business days after the closing of the transaction, and $4,500,000 payable six months after the closing of the transaction as evidenced by promissory notes issued by us to the SJ&H shareholders. The $4,500,000 loan was repaid in the second quarter of 2007. The loan was repaid as follows:

April 20, 2007- HWD repaid approximately $1.3 million of the outstanding balance;

April 26, 2007- ZYX repaid approximately $2.5 million of the outstanding balance; and

April 30, 2007 -HSE repaid the remaining approximately $700,000 of the balance.

The Company believes it will be able to pay any debts that come due for the foreseeable future.

The Wholly Foreign Owned Enterprise Law (1986), as amended and The Wholly Foreign Owned Enterprise Law Implementing Rules (1990), as amended, contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises, such as ZYX, YYX, HWD, HSE and SJ&H may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally,  ZYX, YYX, HWD, HSE and SJ&H are required to set aside a certain amount of any accumulated profits each year (a minimum of 10%, and up to an aggregate amount equal to half of its registered capital), to fund certain reserve funds. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. We have not declared any dividends on our common stock since inception and do not intend to pay dividends on our common stock in the foreseeable future. If we ever determine to pay a dividend, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of such dividends from the profits of  ZYX, YYX, HWD, HSE and SJ&H.

In summary, our cash flows were (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net cash provided by operating activities	$12,690	$21,574	$10,969
Net cash used in investing activities	(7,327)	(64)	(29)
Net cash (used in) provided by financing activities	-	(4,500)	(6,558)
Effect of exchange rate change on cash and cash equivalents	1,842	1,444	167
Net increase in cash and cash equivalents	7,205	18,454	4,549
Cash and cash equivalents at beginning of year	24,953	6,498	1,949
Cash and cash equivalents at end of year	$32,158	$24,953	$6,498

In light of the three components of cash flows i.e. operating, investing and financing activities for the years ended December, 31, 2006, 2007 and 2008.

Operating Activities

Net cash generated from operating activities decreased to $11,133 thousand in 2008 from $21,574 thousand in 2007. This decrease was mainly attributable to several factors, including (i) the increase of accounts receivable of $15,909 thousand resulting from the extension of repayment terms from 15 days to 30 days for retail customers; (ii) the increase of $2,246 thousand in inventories as a result of increased level of inventories in 2008 to maintain an adequate level for all stores as a precaution for possible incidents such as the snow storm in early 2008 ; (iii) the decrease in income taxes payable of $544 thousand, offset by an increase of $2,309 thousand in accounts payable and accrued expenses and an the increase in add-back of non-cash expenses, mainly consisting of share-based compensation of $337 thousand in 2008.

	2008	2007	2006
	(in thousands)	(in thousands)	(in thousands)
Net cash provided by operating activities	$12,690	$21,574	$10,969
	+15.69%	+96.68%

	2008	2007	2006
	(in thousands)	(in thousands)	(in thousands)

Sales Net	$310,645	$276,027	$148,219
	+109.59%	+86.23%

Using 2006 as base year, there was a healthy growth in net cash generated from the operating activities in 2007, an increase of 96.68%. The significant increase in net cash generated by operating activities in 2007 was in line with the significant growth in net sales of 86.23% in 2007.

Using 2006 as base year, net sales in 2008 increased 109.59% while cash generated from operating activities increased 15.7%. Increase in cash generated from operating activities was not in line with sales and the difference was primarily due to the increase of inventory and accountants receivable in 2008.

	2008	2007	2006
	(in thousands)	(in thousands)	(in thousands)
a) Increase in inventory	$(2,246)	$(3,946)	$(488)
	+360.25%	+708.6%
b) Increase in accounts receivable	$(15,909)	$(73)	$(2,375)
	+569.85%	-96.93%

In 2008, cash provided by operating activities decreased compared to 2007 due to the increase in accounts receivable and inventories.

The increase in accounts receivable in 2008 was due to the extension of payment terms from all the Company's retail partners from 15 days to 30 days. Although the amount of accounts receivable increased during 2008, the Company still maintain a healthy accounts receivable turnover. The collection of debt is based on the terms of legal binding documents. The Company has not changed its policy on reserving for bad debt and has not found any abnormal increases in bad debt.

In 2006 and 2007, the Company operated with a low level of inventory. In early 2008, China experienced an unprecedented snow storm. Since all of our stores carry a low level of inventory, the snow storm caused a shortage of inventory. Therefore, we increased our inventory level during 2008 in order to maintain an adequate level for all stores as a precaution for other possible incidents. Although we increased the level of inventories, we still maintain a high inventory turnover. Our inventory turned 24 times during 2008.

Investing activities

	2008	2007	2006
	(in thousand)	(in thousand)	(in thousand)

Net cash used investment activities	$(7,327)	$(64)	$(29)
	251.66%	120.69%

            Net cash used in investing activities increased to $7,327 thousand in 2008 from $64 thousand in 2007 as a result of the acquisition of Jinhua. On December 19, 2008, ZYX and YYX entered into an agreement to acquire Jinhua. Pursuant to the acquisition agreement, ZYX and YYX are required to pay RMB 50,000 thousand within 10 business days after the execution of the agreement to Jinhua’s shareholders. Therefore, China 3C made a purchase deposit of $7,319 thousand to the shareholders of Jinhua in 2008.

Net cash used in investing activities increased to $64 thousand in 2007 from $29 thousand in 2006, primarily due to our purchase of additional office equipment.

The Company's activities focus on distribution of products.  As a result, investment in fixed assets is moderate and hence there is little effect to the utilization of cash resources over fiscal years 2008, 2007 and 2006.

Financing Activities

There was no cash used in financing activities in 2008. Net cash used in financing activities decreased to $4,500 thousand in 2007 from $6,558 thousand in 2006, due to payment of notes of $4,500 thousand for the acquisition of SJ&H in 2007 and $6,558 thousand for acquisition of HSE and SJ&H in 2006.

Financial activities	2008	2007		2006
	(in thousand)	(in thousand)		(in thousand)

Net cash (used) in financing activities	$—	$(4,500)		$(6,558)
	(100)%	(31.38	) %

        The fast growth and development of the Company relies on the acquisition of other entities either for product lines, sales networks or their man power in order to significantly enhance the Company's sales and profitability.

        The Company utilized its cash resources in 2006 and 2007 in aggregate of $11,058 thousand for acquisition of HSE and SJ&H.

        All the above components adding up or compensate each other giving cash contributions to the Company.

Net change in cash and cash equivalents

	2008	2007	2006
	(in thousand)	(in thousand)	(in thousand)

Net change in cash and cash equivalents	$7,205	$18,454	$4,549
	+58.39%	+305.67%

Cash and cash equivalent

	2008	2007	2006
	(in thousand)	(in thousand)	(in thousand)

Cash and cash equivalent at December 31, 2006, 2007 and 2008	$32,158	$24,952	$6,498
	+394.89%	+283.99%

Capital Expenditures

Total capital expenditures for purchase of fixed assets during 2008, 2007 and 2006 were $11,088, $64,325 and $30,591, respectively, as given the low level of capital requirements needed to open additional “stores in stores” the Company believes its funds are sufficient to support its organic growth.

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

Please refer to Note 2 in the footnotes to the financial statements for detailed description of our revenue recognition policy.

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

In September 2000, the Emerging Issues Task Force (“EITF”) issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” (“EITF 00-19”), which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required.

Tabular Disclosure of Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2008:

	Payment Due by Period
		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	3-5 years	5 years
Operating lease obligations	$362,800	$274,000	$88,800	$-	$-
Purchase obligations

Total contractual obligations	$362,800	$274,000	$88,800	$-	$-

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Chinese Renminbi, could adversely affect our financial results. During the fiscal year ended December 31, 2008, approximately all of our sales are denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in US. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

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

           Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2008, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our independent registered public accounting firm, Goldman Parks Kurland Mohidin, LLP, who also audited our consolidated financial statements, independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, as stated in their report which is included in this Annual Report on Form 10-K.

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our internal controls over financial reporting were not effective for the following reasons:

a.
The Company did not identify material sales cut-off errors as part of its period end closing process. This sales cut-off error resulted in understatement of sales, accounts receivable by approximately $4.2 million, cost of goods sold and pre-tax income by approximately $3.6 million and $0.6 million, respectively, and overstatement of inventory by approximately $3.6 million. This error was corrected in the financial statements.

b.	Lack of technical accounting expertise among financial staff regarding US GAAP and the requirements of the PCAOB, and regarding preparation of financial statements.

We plan to take the following steps to remediate the significant deficiencies in internal control over financial reporting that are identified above.

a.	Hire a senior accounting staff that has experiences in U.S. GAAP and SOX 404 to oversee the financial reporting process in order to ensure the Company’s compliance with U.S. GAAP and security laws.

b.	Provide trainings to accounting staff on U.S. GAAP.

Our independent registered public accounting firm, Goldman Parks Kurland Mohidin LLP, who also audited our consolidated financial statements, independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of our officers and directors as of April 14, 2009.

Name	Age	Position
Zhenggang Wang	40	Chief Executive Officer and Chairman of the Board
Weidong Huang	38	Chief Financial Officer
Xiang Ma	34	President
Chenghua Zhu	33	Director
Mingjun Zhu	40	Director
Rongjin Weng	45	Director
Wei Kang Gu	70	Director
Kenneth T. Berents	61	Director, Chairman Audit Committee

There are no family relationships between or among any of the executive officers or directors of the Company. Below are brief descriptions of the backgrounds and experiences of the officers and directors:

Zhenggang Wang, Chief Executive Office and Chairman of the Board

Mr. Wang, has been the Company’s chief executive officer and chairman of its Board of Directors since December 2005. He is also the founder, chairman and chief executive officer of Zhejiang Yong Xin Digital Technology Company Limited, a holding company for the purpose of holding interests in Hangzhou Wang Da Electronics Company, Limited and Yiwu Yong Xin Telecommunication Company, Limited, both of which are based in China. Mr. Wang established Yiwu Yong Xin Telecommunication Company, Limited in 1997, and he serves as its chairman and chief executive officer. In 1998, Mr. Wang established Hangzhou Wang Da Electronics Company, Limited, which is in the business of distributing cellular telephone phones. Mr. Wang is the chairman and chief executive officer of Hangzhou Wang Da Electronics Company, Limited.  Mr. Wang does not hold any other directorships with reporting companies in the United States.

Weidong Huang, Chief Financial Officer

Mr. Huang has been the chief financial officer of the Company since October 2007. Prior to joining the Company, Mr. Huang was the Manager of Audit Department, Zhejiang Yongxin Digital Technology Company Limited, a subsidiary of the Company, where he has been employed since July 2007. Prior to that he was General Manager of Hangzhou Jinda Investment Consulting Company from August 2006 to June 2007 and Assistant General Manager of Zhongcai Guoqi Investment Group Company from December 2003 to July 2006. He was the General Manager of Zhongsheng Trade Company from April 1998 to November 2003. Mr. Huang received a degree in business administration from the Government Institute of Jinhua Municipal Government.  Mr. Huang does not hold any directorships with reporting companies in the United States.

Xiang Ma, President

Mr. Ma has been president of the Company since December 2005.  Mr. Ma was President of Yiwu Yong Xin Telecommunication Company Limited, China 3C’s largest subsidiary, from 1999 to the present. During the past six years, Mr. Ma’s expertise in marketing and management have contributed significantly to the company’s rapid growth, where it has gone from a small business in the distribution of 3C products, particularly fax machines, in Eastern China to being a major presence in that market. Prior to that, from 1996 to 1999, Mr. Ma was the manager of Zhejiang Transfer Company Limited, a high-tech publicly traded company in China. During his time at Zhejiang Transfer Company Limited, Mr. Ma was also responsible for the company’s corporate communications. Mr. Ma received his Bachelor degree from Zhejiang University with a concentration in business management. Mr. Ma does not hold any other directorships with reporting companies in the United States.

Chenghua Zhu, Director

Ms. Zhu has been a director of the Company since June 2006.  Ms. Zhu is a senior project manager of Shanghai Shengzhang, a certified public accounting firm. She was project manager at two CPA firms prior to joining Shanghai Shengzhang, Shanghai Jiarui and Hubei Dahua.  Ms. Zhu does not hold any other directorships with reporting companies in the United States.

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

Rongjin Weng, Director

Mr. Weng has been a director of the Company since December 2005.  Mr. Weng is Chairman of Langsha Group, which is the largest sock manufacturer in China with an annual revenue of $100 million. Mr. Weng established Langsha Knitting Company Limited in 1995, and has served as its chairman and chief executive officer since that time. Mr. Weng holds a master degree in Business Administration from Shanghai Jiao Tong University. Mr. Weng does not hold any other directorships with reporting companies in the United States.

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

Kenneth T. Berents, Director, Chairman Audit Committee

Mr. Berents has been a director of the Company since December 2006. Mr. Berents is a former managing director and senior portfolio manager for Goldman Sachs Asset Management in Tampa, Fla., which manages $30 billion in growth stocks. Before joining Goldman Sachs, he was the managing director and director of equity research for First Union Securities, now Wachovia Securities, from 1993 to 2000. He holds a bachelor’s in history from Villanova University and a master’s degree in journalism from the University of Missouri-Columbia. He also was an Alfred P. Sloan Fellow in economics at Princeton University. He has appeared on ABC’s Nightline, CNN, CNBC and is widely quoted in national and trade publications.  Mr. Berents does not hold any other directorships with reporting companies in the United States.

Joseph J. Levinson

Joseph J. Levinson served as a member of the Board of Directors from May 2007 until his resignation in January 2009.

Term
Each director serves for a one year term after which they may stand for re-election at the Company’s annual meeting of stockholders.

Compliance with Section 16 (a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons also are required to furnish our company with copies of all Section 16(a) forms they file. Based solely on our review of copies of such forms received by us, we believe that during the fiscal year 2008, the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act, except Joseph Levinson who did not timely file Form 4 disclosing one reportable transaction that occurred during the fiscal year 2008, which Mr. Levinson later reported on a Form 4 filed in February 2009.

Code of Ethics

In 2007 we adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code of ethics. The code of ethics was filed as Exhibit 14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. A written copy of the code of ethics will be provided upon request at no charge by writing to our Chief Financial Officer, China 3C Group, 368 HuShu Nan Road, HangZhou City, Zhejiang Province, China 310014.

Board Committees and Designated Directors

The Board of Directors has a Compensation Committee, a Nominating and Corporate Governance Committee and an Audit Committee.

Audit Committee

The Board of Directors has established an audit committee in accordance with Section 3(a)(58)(A) of the Exchange Act.  The Audit Committee consists of Kenneth T. Berents, Chairman and members Rongjin Weng and Chenghua Zhu. The Board of Directors of the Company has determined that Mr. Berents is an “audit committee financial expert” under Item 407(d) of Regulation S-K.

Compensation Committee

Our Compensation Committee consists of Wei Kang Gu, Chairman and member Rongjin Weng. The Compensation Committee makes recommendations to the Board of Directors concerning salaries and incentive compensation for our officers, including our Chief Executive Officer, and employees and administers our stock option plans. Each of the members of the Committee is independent and none have served as an officer or employee of the Company.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Mingjun Zhu, Chairman and member Wei Kang Gu. The Nominating and Corporate Governance Committee assists the Board of Directors in identifying qualified individuals to become board members, in determining the composition of the Board and in monitoring a process established to assess Board effectiveness. Each of the members of the Committee is independent and none have served as an officer or employee of the Company.

Changes in Director Nomination Process for Stockholders

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion And Analysis

The Compensation Committee of our Board of Directors and our Chief Executive Officer, Chief Financial Officer and head of Human Resources are collectively responsible for implementing and administering all aspects of our benefit and compensation plans and programs, as well as developing specific policies regarding compensation of our executive officers. The members of our Compensation Committee, Mingjun Zhu and Wei Kang Gu, are independent directors.

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

Elements of Compensation

Base Salary . All full time executives are paid a base salary. For executives who are Chinese nationals, including our Chief Executive Officer and Chairman, we do not have employment agreements. Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies in our industry for similar positions, professional qualifications, academic background, and the other elements of the executive’s compensation, including stock-based compensation. Our intent is to set executives’ base salaries near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. Base salaries are reviewed annually, and may be increased to align salaries with market levels after taking into account the subjective evaluation described previously.

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

Determination of Compensation

Our Chief Executive Officer, Chief Financial Officer and head of Human Resources meet frequently during the last several weeks of our fiscal year to evaluate each non-executive employee’s performance and determine his or her compensation for the following year.

The following table sets forth the cash and other compensation paid by us in 2008 to all individuals who served as our Chief Executive Officer and Chief Financial Officer, who we collectively refer to as the named executive officers (“NEOs”). No executive received total compensation greater than $100,000 in 2008.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Zhenggang Wang, CEO	2008	$27,800	-	-	-	$27,800
	2007	$59,600	-	-	-	$59,600
	2006	$15,000	-	-	-	$15,000

Weidong Huang, CFO (1)	2008	$22,300	-	-	-	$22,300
	2007	$5,000	-	-	-	$5,000
	2006	$0

Jian Liu, Former CFO (2)	2007	$53,000	-	-	-	$53,000
	2006	$15,000	-	-	-	$15,000

Joseph Levinson,	2008	$60,000	-	-	-	$60,000
Investor Relations (3)	2007	$16,000	__-	13,930	-	$29,930

(1)	Weidong Huang was appointed as Chief Financial Officer of the Company effective October 8, 2007.

(2)	Jian Lu resigned as our Chief Financial Officer, Secretary and Director on October 8, 2007.

(3)
Joseph Levinson joined the Board of Directors of the Company and became in charge of Investor Relations for the Company  in May 2007. Mr. Levinson resigned in January 2009.  As compensation for his services, the Company agreed to pay Mr. Levinson received: (1) USD $60,000 per year, payable in equal quarterly installments; (2) a monthly grant during his term of his services of 1,000 shares of the Company’s common stock; (3) an initial annual grant of a stock option to purchase 300,000 shares of the Company's common stock, with an exercise price of $6.15 per share (the “2007 Stock Option”) under the China 3C Group 2005 Equity Incentive Plan; and (4) a subsequent annual grant of a stock option to purchase an additional 300,000 shares of the Company's common stock, with an exercise price of $1.82 (the “2008 Stock Option”) under the China 3C Group 2005 Equity Incentive Plan  It was later determined that due to the expiration of the China 3C Group 2005 Equity Incentive Plan on December 31, 2006, the 2007 Stock Option and the 2008 Stock Option could not be validly granted.

Grants of Plan-Based Awards

No plan based award was granted to any of the Company’s NEOs as of December 31, 2008.

Outstanding Equity Awards At Fiscal Year-End

There were no outstanding unexercised options, unvested stock or other equity incentive plan awards held by any of the Company’s NEOs as of December 31, 2008.

Option Exercises And Stock Vested

There were no exercises of stock options, stock appreciation rights and/or similar investment nor was there any vesting of stock, restricted stock, restricted stock units or similar instruments during the year ended December 31, 2008 for any of the Company’s NEOs.

Pension Benefits

We do not sponsor any pension benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans. Our Compensation Committee, which is comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Internal Revenue Code, may elect to provide our officers and other employees with non-qualified defined contribution or deferred compensation benefits if the Compensation Committee determines that doing so is in our best interests.

Potential Payments Upon Termination or Change in Control

None.

Employment Agreements

On May 7, 2007 the Board of Directors appointed Joseph J. Levinson to serve as a member of the Board of Directors of the Company and to be in charge of the Company’s investor relations. As compensation for his services, Mr. Levinson received: (1) $60,000 per year, payable in equal quarterly installments; (2) a monthly grant during his term of his services of 1,000 shares of the Company’s common stock; (3) an initial annual grant of a stock option to purchase 300,000 shares of the Company's common stock, with an exercise price of $6.15 per share (the “2007 Stock Option”) under the China 3C Group 2005 Equity Incentive Plan; and (4) a subsequent annual grant of a stock option to purchase an additional 300,000 shares of the Company's common stock, with an exercise price of $1.82 (the “2008 Stock Option”) under the China 3C Group 2005 Equity Incentive Plan. In addition, the Company agreed that Mr. Levinson would receive (1) $2,500 for each Board meeting that he attends, (2) $2,000 for each meeting of a committee of the Board that he attends, (3) $5,000 upon being named the chairman of any Board committee, and (4) $4,500 as a one time bonus upon joining the Board.  It was later determined that due to the expiration of the China 3C Group 2005 Equity Incentive Plan on December 31, 2006, the 2007 Stock Option and the 2008 Stock Option were not validly granted. Pursuant to the terms of the Compensation Agreement dated as of November 27, 2008 between Mr. Levinson and the Company, Mr. Levinson acknowledged that the 2007 Stock Option and the 2008 Stock Option were not and will not be granted and in consideration for his services as a Director accepted the issuance of 125,000 shares of the Company’s common stock.  The 125,000 shares of the Company’s common stock were issued to Mr. Levinson on January 7, 2009.

Compensation of Directors

Messrs. Berents and Levinson, prior to his resignation in January 2009, receive $2,500 per Board meeting that they attend, $2,000 per meeting of a committee of the Board that they attend, and an annual fee of $5,000 for serving as a chairman of a Board committee.

Upon joining the Board of Directors on December 8, 2006, Ken Berents entered into a Board of Directors Agreement with the Company, pursuant to which he receives an annual salary of $75,000 payable in monthly installments at the beginning of each month that Mr. Berents is a member of the Board of Directors. In addition, Mr. Berents receives an annual fee of $5,000 for being named Chairman of the Audit Committee. Mr. Berents received an option grant to purchase 50,000 shares of common stock of the Company upon execution of his Board of Directors Agreement and is entitled to receive 30,000 shares on each anniversary of such date thereafter, provided Mr. Berents is a member of the Board of Directors at such time. The exercise price of the initial grant of 50,000 shares shall be based on the closing price of the common stock of the Company on December 7, 2006 and for each future option grant the closing price of the Company common stock on the anniversary of such date. All option grants will vest upon issuance and will have an exercise period of ten years from date of issuance so long as Mr. Berents is a member of the Board of Directors at such time. In the event that Mr. Berents is no longer a member of the Board of Directors, his exercise period for all vested options will be twenty-four months from the anniversary date of his departure from the Board of Directors.

The following table summarizes compensation that our directors earned during 2008 for services as members of the Company’s Board.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards ($) (1)		Option Awards ($) (2)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kenneth T. Berents	$80,000			$19,398	(3)	-	-	-	99,398
Wei Kang Gu	-	-		-		-	-	-	-
Joseph J. Levinson	$60,000	$118,000	(4)	-		-	-	-	277,398
Chenghua Zhu	$-	-		-		-	-	-	-
Mingjun Zhu	$-	-		-		-	-	-	-
Rongjin Weng	$-	-		-		-	-	-	-

(1) Valuation based on dollar amount recognized for financial statement reporting purposes pursuant to FAS 123(R) with respect to 2008.

(2) Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to FAS 123(R) with respect to 2008.

(3) The Board of Directors Agreement dated December 8, 2006, provides for a stock option grant of 30,000 shares to be made to Mr. Kenneth Berents in December 2008 at an exercise price equivalent to the prevailing market price of the stock, all of which options shall be vested and exercisable as of December 31, 2008.

(4) Mr. Joseph Levinson received a grant of 125,000 shares pursuant to the terms of the Compensation Agreement dated November 27, 2008.

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

Mingjun Zhu, Chairman

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 14, 2009, concerning shares of common stock of the Company, the only class of its securities that are issued and outstanding, held by (1) each shareholder known by the Company to own beneficially more than five percent of the common stock, (2) each director of the Company, (3) each executive officer of the Company, and (4) all directors and executive officers of the Company as a group:

	Amount and Nature		Percentage of
	of Beneficial		Common Stock
Name and Address of Beneficial Owner (1)	Ownership		(3)
Zhenggang Wang	9,725,000		18.41%
Weidong Huang	0		0
Xiang Ma	0		0
Chenghua Zhu	0		0
Mingjun Zhu	0		0
Rongjin Weng	0		0
Wei Kang Gu	0		0
Kenneth T. Berents	110,000	(4)	*
Joseph J. Levinson (5)	145,000		*
Guerrilla Capital Management, LLC and Peter Siris (6)	3,397,835		6.43%
All directors and executive officers as a group (8 persons)	9,835,000		18.61%

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

(3)
Calculated on the basis of 52,834,055 shares of common stock issued and outstanding as of April 14, 2009 except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

(4)	Represents shares of common stock issuable upon exercise of outstanding stock options (as described above).

(5)
Joseph Levinson joined the Board of Directors of the Company and became in charge of Investor Relations for the Company  in May 2007. Mr. Levinson resigned in January 2009.  As compensation for his services, the Company agreed to pay Mr. Levinson received: (1) USD $60,000 per year, payable in equal quarterly installments; (2) a monthly grant during his term of his services of 1,000 shares of the Company’s common stock; (3) an initial annual grant of a stock option to purchase 300,000 shares of the Company'’s common stock, with an exercise price of $6.15 per share (the “2007 Stock Option”) under the China 3C Group 2005 Equity Incentive Plan; and (4) a subsequent annual grant of a stock option to purchase an additional 300,000 shares of the Company's common stock, with an exercise price of $1.82 (the “2008 Stock Option”) under the China 3C Group 2005 Equity Incentive Plan  It was later determined that due to the expiration of the China 3C Group 2005 Equity Incentive Plan on December 31, 2006, the 2007 Stock Option and the 2008 Stock Option could not be validly granted and in consideration for his services as a Director accepted the issuance of 125,000 shares of the Company’s common stock. The 125,000 shares of the Company’s common stock were issued to Mr. Levinson on January 7, 2009.

(6)
Based on information contained in a Schedule 13G filed by Guerrilla Capital Management, LLC and Peter Siris on February 24, 2009. The business address of Guerrilla Capital Management, LLC and Peter Siris is 237 Park Avenue, 9th Floor, New York, New York 10017. Peter Siris has the sole power to vote and dispose or to direct the vote or the disposition of 35,200 shares of our common stock. Guerrilla Capital Management, LLC and Peter Siris have a shared power to vote and dispose or to direct the vote or the disposition of 3,362,635 shares of our common stock. Guerrilla Capital Management, LLC and Peter Siris disclaim beneficial ownership of our common stock except to the extent of their pecuniary interest.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

There have not been any transactions, or proposed transactions, during the last two years, to which the Company was or is to be a party and the amount involved exceeds $120,000, and in which any director or executive officer of the Company, any nominee for election as a director, any security holder owning beneficially more than five percent of the common stock of the Company, or any member of the immediate family of the aforementioned persons had or is to have a direct or indirect material interest.

Director Independence

The following members of the Company’s Board of Directors are “independent” under Rule 4200(15) of the Nasdaq Stock Market listing standards: Rongjin Weng, Weikang Gu, Mingjun Zhu, Chenghua Zhu and Kenneth Berents.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On January 5, 2009, the Company, on the recommendation of the Audit Committee of its Board of Directors, engaged Goldman Parks Kurland Mohidin LLP (“GPKM”) as its independent registered public accounting firm.  From April 20, 2006 to January 5, 2009 Morgenstern, Svoboda & Baer CPA’s P.C. (Morgenstern) served as the Company’s independent registered public accounting firm.

The following represents fees for professional audit services rendered by Morgenstern for the fiscal years ended December 31, 2007 and December 31, 2008.

Audit Fees

The aggregate fees billed by Morgenstern for professional services rendered for the audit of the Company’s annual and quarterly financial statements for the years ended December 31, 2008 and December 31, 2007 were $237,278 and $228,000.

Audit Related Fees

We incurred no audit related fees to Morgenstern during the years ended December 31, 2008 and December 31, 2007.

Tax Fees

Morgenstern did not render any services for tax compliance, tax advice and tax planning during fiscal years ended December 31, 2008 and December 31, 2007.

All Other Fees

Morgenstern did not bill us any additional fees that are not disclosed under audit fees, audit related fees or tax fees during transition period fiscal years ended December 31, 2008, 2007 and 2006.

The following represents fees for professional audit services rendered by GPKM for the fiscal year ended December 31, 2008.

Audit Fees

The aggregate fees billed by our current auditors, GPKM, for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2008 was $150,000.

Audit Related Fees

We incurred no audit related fees to GPKM during the year ended December 31, 2008.

Tax Fees

GPKM did not render any services for tax compliance, tax advice and tax planning during the fiscal year ended December 31, 2008.

All Other Fees

GPKM did not bill us any additional fees that are not disclosed under audit fees, audit related fees or tax fees during the fiscal year ended December 31, 2008.

Audit Committee Pre-Approval Process, Policies and Procedures

The Audit Committee has adopted pre-approval policies for all services, including both audit and non-audit services, provided by our independent auditors.  For audit services, each year the independent auditor provides the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Audit Committee before the audit commences.  The independent auditor also submits an audit services fee proposal, which also must be approved by the Committee before the audit commences.  The audit, tax, and all other fees and services described above were pre-approved for 2007 and 2008.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following are filed with this Annual Report:

(1)  The financial statements listed on the Financial Statements Table of Contents.

(2)  Not applicable.

(3)  The exhibits referred to below, which include the following managerial contracts or compensatory plans or arrangements:

•	Compensation Agreement, dated November 27, 2008, between China 3C Group and Joseph Levinson.

(b)           The exhibits listed on the Exhibit Index are filed as part of this Annual Report.

(c)           Not applicable.

EXHIBIT INDEX

Exhibit No	Document Description
3.1	Amended and Restated Articles of Incorporation of the Registrant (11)
3.2	By-laws of the Registrant (1)
4.1	China 3C Group Amended 2005 Equity Incentive Plan. (2)
10.1
Stock Purchase Agreement, dated as of October 17, 2005, by and among Sun Oil & Gas, Inc., EH&P Investments, John D. Swain, Fred Holcapek, PH Holding Group, Ma Cheng Ji, Zhou Wei, Zeng Xiu Lan, Gu Xiao Dong, Jacksonville Management Limited, Colin Wilson, Alliance Capital Management, Inc., Hanzhong Fang and China U.S. Bridge Capital, Limited (3)

10.2	Consulting Services Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang Yong Xing Digital Technology Company Limited (4)
10.3	Operating Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang Yong Xing Digital Technology Company Limited (4)
10.4	Proxy and Voting Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang Yong Xing Digital Technology Company Limited (4)
10.5	Option Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang Yong Xing Digital Technology Company Limited (4)
10.6	Equity Pledge Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang Yong Xing Digital Technology Company Limited (4)
10.7	Subscription Agreement, dated as of December 20, 2005, between the Registrant and Huiqi Xu. (5)
10.8	Consulting Agreement, dated as of December 20, 2005, among the Registrant, Wen-An Chen and Huoqing Yang. (5)
10.9	Guarantee Contract between the Registrant and Shenzhen Shiji Ruicheng Guaranty and Investment Company Limited, dated as of December 21, 2005. (6)
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

10.13	Form of Securities Purchase Agreement, dated July 13, 2007, by and among the Registrant and certain subscribers (8)
10.14	Letter of Intent for Strategic Partnership, dated November 22, 2007, between the Registrant’s subsidiary Zhejiang Yongxin Technology Limited and Hangzhou Xituo Network Technology Company (9)
10.15	Consignment Agreement, dated January 2, 2008, between the Registrant’s subsidiary Hangzhou Shan He Electric Company Limited and Hangzhou Lotour Digital Products Business Company Limited (10)
16	Consignment Agreement, dated January 3, 2008, between the Registrant’s subsidiary Hangzhou Wang Da Electric Company Limited and Hangzhou Lotour Digital Products Business Company Limited (10)
10.17
Acquisition Agreement dated December 19, 2008 by and among Zhejiang Yong Xing Digital Technology Company Limited, Yiwu Yong Xin Communication Limited Jinhua Baofa Logistic Limited and the shareholders of Jinhua Baofa Logistic Limited (12)

10.18
Amendment to Acquisition Agreement dated April 4, 2009 by and among Zhejiang Yong Xing Digital Technology Company Limited, Yiwu Yong Xin Communication Limited and the shareholders of Jinhua Baofa Logistic Limited (13)

10.19	Compensation Agreement, dated November 27, 2009, between China 3C Group and Joseph Levinson, filed herewith
14.1	Code of Business Conduct and Ethics (11)
21.1	List of Subsidiaries, filed herewith
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

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

(1)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on January 3, 2007.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-141173) dated March 9, 2007.

(3)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on October 21, 2005.

(4)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on September 11, 2007.

(5)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 20, 2005.

(6)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 22, 2005.

(7)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 11, 2006.

(8)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on July 17, 2007.

(9)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on November 28, 2007.

(10)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on January 17, 2008.

(11)	Incorporated by reference from the Registrant’s Annual Report filed with the SEC on Form 10-K on March 27, 2008.

(12)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 29, 2008.

(13)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on April 9, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of April 2009.

CHINA 3C GROUP

/s/ Zhenggang Wang
Zhenggang Wang
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ Zhenggang Wang		April 15, 2009
Zhenggang Wang	Chief Executive Officer and Chairman

/s/ Xiang Ma
Xiang Ma	President	April 15, 2009

/s/ Weidong Huang
Weidong Huang	Chief Financial Officer	April 15, 2009

/s/ Chenghua Zhu
Chenghua Zhu	Director	April 15, 2009

/s/ Mingjun Zhu
Mingjun Zhu	Director	April 15, 2009

/s/ Rongjin Weng
Rongjin Weng	Director	April 15, 2009

/s/ Wei Kang Gu
Wei Kang Gu	Director	April 15, 2009

/s/ Kenneth T. Berents
Kenneth T. Berents	Director	April 15, 2009

CHINA 3C GROUP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China 3C Group

We have audited the accompanying consolidated balance sheet of China 3C Group ( the Company) as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2008. We also have audited China 3C Group’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). China 3C Group ‘s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding on internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified:

•
The Company did not identify material sales cut-off errors as part of its period end closing process. This sales cut-off error resulted in understatement of sales and accounts receivable by approximately $4.2 million, cost of goods sold and pre-tax income by approximately $3.6 million, and $0.6 million, respectively, and overstatement of inventory by $3.6 million. This error was corrected in the financial statements.

•	Lack of technical accounting expertise among financial staff regarding US GAAP and the requirements of the PCAOB, and regarding preparation of financial statements.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements of the Company as of and for the year ended December 31, 2008.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China 3C Group as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, because of the effect of the aforementioned material weaknesses  on the achievement of the objectives of the internal control criteria, China 3C Group did not maintained effective internal control over financial reporting as of December 31, 2008  based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our opinion on the effectiveness of internal control over financial reporting does not affect our opinion on the consolidated financial statements.

/S/Goldman Parks Kurland Mohidin LLP
Encino, California
April 13, 2009

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

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$32,157,831	$24,952,614
Accounts receivable, net	23,724,587	8,077,533
Inventories	8,971,352	6,725,371
Advance to supplier	2,491,518	2,572,285
Prepaid expenses and other current assets	87,773	382,769
Total current assets	67,433,061	42,710,572
Property, plant and equipment, net	64,100	89,414
Goodwill	20,348,278	20,348,278
Deposit for acquisition of subsidiary	7,318,501	-
Refundable deposits	32,076	48,541
Total assets	$95,196,016	$63,196,805

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$5,417,327	$3,108,235
Income tax payable	2,140,624	2,684,487
Total liabilities	7,557,951	5,792,722

Stockholders' equity
Common stock, $0.001 par value, 100,000,000 million shares
authorized, 52,673,938 and 52,673,938 issued and outstanding as of
December 31, 2008 and December 31, 2007, respectively	52,674	52,674
Additional paid-in capital	19,465,776	19,465,776
Subscription receivable	(50,000)	(50,000)
Statutory reserve	11,109,379	7,234,295
Other comprehensive income	5,272,104	1,872,334
Retained earnings	51,788,132	28,829,004
Total stockholders' equity	87,638,065	57,404,083
Total liabilities and stockholders' equity	$95,196,016	$63,196,805

The accompanying notes are an integral part of these consolidated financial statements

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Net sales	$310,644,661	$276,026,673	$148,218,848
Cost of sales	262,002,877	226,656,242	125,411,758
Gross profit	48,641,784	49,370,431	22,807,090
Selling, general and administrative expenses	14,132,473	13,614,500	5,544,924
Income from operations	34,509,311	35,755,931	17,262,166
Other (income) expense
Interest income	(146,344)	(88,413)	(31,293)
Other income	(1,149,537)	-	-
Other expense	359,682	74,215	100,646
Interest expense	-	-	7,565
Total other (income) expense	(936,199)	(14,198)	76,918
Income before income taxes	35,445,510	35,770,129	17,185,248
Provision for income taxes	8,611,298	12,850,429	5,908,122
Net income	$26,834,212	$22,919,700	$11,277,126
Foreign currency translation adjustments	3,399,770	427,616	167,621
Comprehensive income	$30,233,982	$23,347,316	$11,444,747

Net loss available to common shareholders per share:
Basic and Diluted	$0.51	$0.44	$0.24
Weighted average shares outstanding:
Basic and Diluted	52,673,938	52,671,438	46,179,507

See accompanying notes, which are an integral part of these consolidated financial statements

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
			Shares	Additional			Deferred	Other		Total
	Common Stock		To Be	Paid-In	Subscription	Statutory	Consulting	Comprehensive	Retained	Stockholders'
	Shares	Amount	Issued	Capital	Receivable	Reserve	Expense	Income	Earnings	Equity
Balance at December 31, 2005	39,870,077	$39,870	$502,000	$2,113,310	$(50,000)	$402,030	$(387,945)	$74,950	$984,435	$3,678,650

Stock issued	8,980,000	8,980	(502,000)	493,020						-
Foreign currency translation adjustments								167,621		167,621
Transfer to statutory reserve						2,438,717			(2,438,717)	-
Transfer to prepaid							387,945			387,945
Purchase acquisition	3,638,861	3,639		14,746,361		480,008		185,045		15,415,053
Net income									11,277,126	11,277,126

Balance at December 31, 2006	52,488,938	52,489	-	17,352,691	(50,000)	3,320,755	-	427,616	9,822,844	30,926,395

Stock based compensation	185,000	185		2,113,085						2,113,270
Foreign currency translation adjustments								1,444,718		1,444,718
Transfer to statutory reserve						3,913,540			(3,913,540)	-
Net income									22,919,700	22,919,700

Balance at December 31, 2007	52,673,938	52,674	-	19,465,776	(50,000)	7,234,295	-	1,872,334	28,829,004	57,404,083

Foreign currency translation adjustments								3,399,770		3,399,770
Transfer to statutory reserve						3,875,084			(3,875,084)	-
Net income									26,834,212	26,834,212

Balance at December 31, 2008	52,673,938	$52,674	$-	$19,465,776	$(50,000)	$11,109,379	$-	$5,272,104	$51,788,132	$87,638,065

See accompanying notes, which are an integral part of these consolidated financial statements

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	December 31,	December 31,	December 31,
	2008	2007	2006
Operating activities:
Net income	$26,834,212	$22,919,700	$11,277,126
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	36,116	40,714	20,191
Gain on asset disposition	(2,161)	-	(936)
Provision for bad debts	261,515	9,021	82,686
Stock based compensation	336,668	2,113,270	-
Amortization of deferred consulting expense	-	-	387,945
Effect of changes in:
Accounts receivable	(14,629,685)	(73,483)	(2,375,209)
Inventories	(1,731,535)	(3,945,865)	(487,593)
Prepaid expenses and other current assets	(4,387)	(322,710)	85,216
Advance to supplier	246,729	(356,444)	(848,848)
Refundable deposits	11,127	(41,974)	(5,929)
Accounts payable and accrued expenses	1,866,937	1,143,572	1,356,272
Income tax payable	(535,487)	87,970	1,477,695
Net cash provided by operating activities	12,690,049	21,573,771	10,968,616
Investing activities:
Purchase of property and equipment	(11,088)	(64,325)	(30,591)
Proceeds from asset sales	2,447	-	1,508
Deposit for acquisition of subsidiary	(7,318,501)	-	-
Net cash used in investing activities	(7,327,142)	(64,325)	(29,083)
Financing activities:
Payments of acquisition notes - net of cash acquired	-	(4,500,000)	(6,550,157)
Payment of notes - other	-	-	(7,769)
Net cash provided by financing activities	-	(4,500,000)	(6,557,926)
Effect of exchange rate changes on cash and cash equivalents	1,842,310	1,444,718	167,621
Net increase in cash	7,205,217	18,454,164	4,549,228
Cash, beginning of period	24,952,614	6,498,450	1,949,222
Cash, end of period	$32,157,831	$24,952,614	$6,498,450
Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$7,565
Income taxes paid	$9,155,161	$12,762,459	$3,534,155
Supplemental disclosure of non-cash investing and financing activities:
Purchased goodwill			$(20,348,278)
Fair value of assets purchased, less cash acquired			$(5,451,879)
Acquisition financed with stock issuance			$14,750,000
Acquisition financed with notes			$12,500,000
Net cash acquired in acquisitions			$1,449,843

The accompanying notes are an integral part of these consolidated financial statements

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 1 - ORGANIZATION

China 3C Group (the “Company”) was incorporated on August 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited - BVI (“Capital”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang Yong Xin Digital Technology Company Limited (“Zhejiang”), Yiwu Yong Xin Communication Limited (“Yiwu”), Hangzhou Wang Da Electronics Company Limited (“Wang Da”), Hangzhou Sanhe Electronic Technology Limited (“Sanhe”), and Shanghai Joy & Harmony Electronics Company Limited (“Joy & Harmony”) were incorporated under the laws of Peoples Republic of China on July 11, 2005, July 18, 1997, March, 30, 1998, April 12, 2004, and August 20, 2003, respectively.

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

On August 3, 2006, Capital completed the acquisition of a 100% interest in Sanhe for a cash and stock transaction valued at approximately $8.75 million. The consideration consisted of 915,751 newly issued shares of the Company’s common stock and $5 million in cash.

On November 28, 2006, Capital completed the acquisition of a 100% interest in Joy & Harmony for a cash and stock transaction valued at approximately $18.5 million. The consideration consisted of 2,723,110 shares of the Company’s common stock and $7.5 million in cash.

On August 15, 2007, the Company changed its ownership structure. As a result, instead of Capital owning 100% of Zhejiang, Capital entered into contractual agreements with Zhejiang whereby Capital owns a 100% interest in the revenues of Zhejiang. Capital does not have an equity interest in Zhejiang, but enjoys all the economic benefits. Under this structure, Zhejiang is now a wholly foreign owned enterprise of Capital. The contractual agreements give Capital and its equity owners an obligation, and having ability to absorb, any losses, and rights to receive returns. Capital will be unable to make significant decisions about the activities of Zhejiang and cannot carry out its principal activities without financial support. These characteristics as defined in Financial Accounting Standards Board (“FASB”) Interpretation 46, Consolidation of Variable Interest Entities (VIEs), qualifies the business operations of Zhejiang to be consolidated with Capital and ultimately with China 3C Group.

The Company is engaged in the business of resale and distribution of third party products and generates approximately 100% of our revenue from resale of items such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPods, electronic dictionaries, CD players, radio Walkmans and audio systems.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  The Company’s functional currency is the Chinese Renminbi, however the accompanying consolidated financial statements have been translated and presented in United States Dollars.

Principles of Consolidation

The consolidated financial statements include the accounts of China 3C Group and its wholly owned subsidiaries Capital, Wang Da, Yiwu, Joy & Harmony, and Sanhe and variable interest entity Zhejiang, collectively referred to as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

Currency Translation

The accounts of Zhejiang, Wang Da, Yiwu, Sanhe, and Joy & Harmony were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”). Such financial statements were translated into U.S. Dollars (“USD”) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to SFAS No. 52, assets and liabilities were translated at the ending exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported as other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” as a component of shareholders’ equity. Transaction gains and losses are reflected in the income statement.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which could result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s management evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability is accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $365,318 and $103,803 as of December 31, 2008 and 2007, respectively.

		Additions
Description	Balance at beginning of year	(1) Charged to expenses	(2) Charged to other comprehensive loss	Deductions	Balance at end of year
Allowance for doubtful receivables 2008	$103,803	$261,141	$15,374	$-	$365,318
Allowance for doubtful receivables 2007	$90,780	$9,021	$4,002	$-	$103,803
Allowance for doubtful receivables 2006	$3,521	$82,686	$4,573	$-	$90,780

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of December 31, 2008 and 2007, inventory consisted entirely of finished goods valued at $8,971,352 and $6,725,371, respectively.

Property, Plant & Equipment

Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

Automotive	5 years
Office Equipment	5 years

As of December 31, 2008 and 2007, property and equipment consisted of the following:

	2008	2007
Automotive	$132,627	$138,330
Office equipment	116,700	105,612
Sub Total	249,327	243,942
Less: accumulated depreciation	(185,227)	(154,528)
Total	$64,100	$89,414

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2008 and 2007, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue Recognition

In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104, the Company recognizes revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed and determinable, and collectability of the resulting receivable is reasonably assured.

The Company records revenues when title and the risk of loss pass to the customer.  Generally, these conditions occur on the date the customer takes delivery of the product.  Revenue is generated from sales of China 3C products through two main revenue streams:

1.
Retail. Approximately 68%, 65% and   73% of the Company's revenue comes from sales to individual customers at outlets installed inside department stores etc. (i.e. store in store model) during 2008, 2007 and 2006, respectively and is mainly achieved through two broad categories:

a.
Purchase contracts. Sales by purchase contracts have terms of thirty days from the transfer of goods to the customer. Under this method, the Company delivers goods to places designated by the customers and receives confirmation of delivery. At that time, ownership and all risks associated to the goods are transferred to the customers and payment is made within 30 days. The Company relieves its inventory and recognizes revenue upon receipt of confirmation from the customer.

b.
Point of sale transfer of ownership. Under this method, the Company’s products are placed in third party stores and sold by the Company’s sales people. Upon purchase of the item by the customer, the Company relieves its inventory and recognizes revenue related to that item.

2.
Wholesale. Approximately 32%, 35% and 27% of the Company's revenue comes from wholesale during 2008, 2007 and 2006, respectively. Recognition of income in wholesales is based on the contract terms. In 2008, the main contract terms on wholesale agreed that payments be paid 10 days after receipt of goods and that ownership and all risks associated with the goods are transferred to the customers on the date of goods received and payments will be made 10 days therefrom.

Sales revenue is therefore recognized on the following basis:

1.	Store in store model:

a.	For goods sold under sales and purchase contracts, revenue is recognized when goods are received by customers.

b.
For goods at customer outlets which the Company’s sales people operate, and inventory of goods is under joint control by the customers and the Company, revenue is recognized at the point of sale to the end buyer.

During public holidays or department store celebration periods, we provide certain sales incentives to retail customers to increase sales, such as gift giving and price reductions. These are the only temporary incentives during the specified periods. Sales made to our retail customers as a result of incentives are immaterial as a percentage of total sales revenue.

2.	Wholesales:

a.
Revenue is recognized at the date of goods are received by wholesale customers. We operate our wholesale business by selling large volume orders to second-tier distributors and large department stores. Revenues from wholesale are recognized as net sales after confirmation with distributors. Net sales already take into account revenue dilution as they exclude inventory credit, discount fro early payment, product obsolescence and return of products and other allowances. Net sales also take into account the return of products in accordance with relevant laws and regulations in China.

Return policies

Our return policy complies with China’s laws and regulations on consumer’s rights and product quality. In accordance with Chinese law, consumers can return or exchange used products within seven days only if the goods do not meet safety and health requirements, endanger a person’s property, or do not meet the advertised performance. If the conditions and requirements as set out in the relevant laws and regulations are met, the retail stores are entitled to accept a return of the goods from the consumer. In such cases, the Company shall accept the returns unconditionally. Goods returned will be redirected to the production factory or supplier who shall bear all losses on the returns in accordance the laws and regulations. Consumer returns or exchanges of products that have not been used, where the packaging has not been damaged, are honored if such return or exchange is within seven days. If a consumer returns a product, the Company must refund the invoice price to the consumer. The Company will then be responsible for returning the goods to the production factory or supplier. At that time the Company can recover the price based on the purchase and sale contract with the producer or supplier. However, when goods are returned, the Company loses the gross margin that it records when revenue is recognized, regardless of whether the production factory or supplier takes the product back or not.

The return rights granted to wholesale customers are similar to the rights granted to retail customers. Once wholesale customers purchase the products, they follow the same return policy as retail customers. We do not honor any return from wholesale customers other than if the products don’t meet laws and regulations or quality requirements. If the wholesale customers have a high inventory level or product obsolescence caused by lower market demands or other operational issues, the wholesale customers bear their own losses. When a wholesale customer returns products, the Company will return the products to the suppliers or manufacturers. A sales return and allowance is recorded at the sales price. Meanwhile, a purchase return and allowance entry is recorded at the invoice price because the suppliers or manufacturers bear the losses. The net effect is that the Company derecognizes the gross profit when a return takes place, but does not record any loss on the cost of the returned item back to the supplier or manufacturer.

In light of the aforesaid PRC laws and regulations and the Company's arrangements with suppliers, we do not provide an accrual for any estimated losses on subsequent sale of the return of products.  As a result we do not engage in assessing levels of inventory in the distribution channel, product obsolescence and/or introductions of new products, as none of those factors have any impact on us with respect to estimating losses on subsequent sale of returned goods.  Third party market research report and consumer demand study is not used to make estimates of goods returned.

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

Shipping and handling fees

The Company follows Emerging Issues Task Force (“EITF”) No. 00-10, Accounting for Shipping and Handling Fees and Costs.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of General and administrative expenses which were $244,000, $219,000 and $117,000 for 2008, 2007 and 2006, respectively.

Vendor Discounts

The Company has negotiated preferred pricing arrangements with certain vendors on certain products. These arrangements are not contingent on any levels of volume and are considered vendor discounts as opposed to rebates. The Company records these discounts along with the purchase of the discounted items, resulting in lower inventory cost and a corresponding lower cost of sales as the products are sold.

Management fees paid to the department stores under “store in store” model

Under the “store in store” business operation model, the Company may pay management fees to the department stores, which are in the form of service charges or “selling at an allowance (discount)”. The management fees are accounted for (1) in the form of service charges which are reflected in general and administrative expenses, or (2) in the form of “selling at an allowance (discount)”, as a deduction of sales, which means, the expenses are directly deducted at a certain percentage on sales. Such management fees were $ 3,824,000, $3,645,000 and $1,375,000 in general and administrative expenses and deductions of $12,687,000, $7,749,000 and $3,675,000 in sales for 2008, 2007 and 2006, respectively.

Share Based Payment

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” This statement amended SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective for 2006 the Company adopted SFAS 123 (R), “Share-Based Payment” which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and eliminates the intrinsic value method that was provided in SFAS 123 for accounting of stock-based compensation to employees. The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $360,000, $116,000 and $58,000 for 2008, 2007 and 2006, respectively.

Other Income

Other income was $1,149,537 for the year ended December 31, 2008. Other income consists of the following:

2008
Advertising service income	$648,575
Repair service income	28,770
Commission income from China Unicom	470,004
Gain on disposal of PPE	2,189
Total other income	$1,149,537

Advertising service income is the service fee we received from electronic product manufacturers when we advertise their products in our retail locations. Commission income from China Unicom is related to the sales of China Unicom’s wireless service and products, i.e. rechargeable mobile phone cards.

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

Basic and Diluted Earnings per Share

Earnings per share are calculated in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. If convertible shares and stock options are anti-dilutive, the impact of conversion is not included in the diluted net income per share. Excluded from the calculation of diluted earnings per share for 2008, 2007 and 2006 were 430,000, 400,000, and 50,000 options, respectively, as they were not dilutive.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the functional currency, in our case the CNY. As a result, amounts related to changes in assets and liabilities reported on the statement of cash flows will not necessarily agree with the changes in the corresponding balances on the balance sheet.

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

Segment Reporting

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company operates in four segments (see Note 13).

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5, “Accounting for Contingencies.” FIN No. 48 was effective for fiscal years beginning after December 15, 2006. The adoption of this statement had no impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in US GAAP, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this statement had no impact on the Company’s consolidated financial statements.

In September 2006, the SEC issued SAB 108. SAB 108 was issued to provide interpretive guidance on how the effects of the carryover reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 were effective for the Company for its December 31, 2006 year-end. The adoption of SAB 108 had no impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of this statement had no impact on the Company’s consolidated financial statements.

In December 2007, FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS 141R changes how a reporting enterprise accounts for the acquisition of a business. SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. The adoption of SFAS 141(R) will have a material impact on future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.” This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

On May 8, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature.  The Company is currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

Note 3 – ADVANCES TO SUPPLIERS

Advances to suppliers represent advance payments to suppliers for the purchase of inventory. As of December 31, 2008 and 2007, the Company had paid $2,491,518 and $2,572,285, respectively, as advances to suppliers.

Note 4 - COMMON STOCK

On December 21, 2005, the Company announced a plan named the China 3C Group 2005 Equity Incentive Plan (2005 Plan) for providing incentives to attract, retain and motivate eligible persons whose presence and potential contributions are important to the success of the Company. 5,000,000 shares of common stock were allocated to the 2005 Plan.

On December 21, 2005, the Company agreed to issue 4,980,000 shares under the 2005 Plan to a number of consultants who were engaged to provide various services to the Company during the period from January 1, 2005 to December 20, 2005. These shares were valued at $0.10 per share, or $498,000, and were expensed as consulting fees in the statements of operations. The shares were issued subsequently in 2006.

Pursuant to share exchange agreement, dated August 3, 2006, the company issued 915,751 shares of restricted common stock, to the former shareholders of Sanhe. The shares were valued at $3,750,000, which was the fair value of the shares at the date of exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

Pursuant to share exchange agreement, dated November 28, 2006, the company issued 2,723,110 shares of common stock to the former shareholders of Joy & Harmony. The shares were valued at $11,000,000, which was the fair value of the shares at the date of exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

Joseph Levinson joined the Board of Directors of the Company and became in charge of Investor Relations for the Company  in May 2007. As compensation for his services, the Company agreed to pay Mr. Levinson a monthly grant during his term of his services of 1,000 shares of the Company’s common stock.  As of December 31, 2008, Mr. Levinson has received 20,000 shares of common stock.  Mr. Levinson resigned in January 2009.

Pursuant to the terms of the Compensation Agreement dated as of November 27, 2008 between Mr. Levinson and the Company, Mr. Levinson acknowledged that (1) the initial annual grant of a stock option to purchase 300,000 shares of the Company’s common stock, with an exercise price of $6.15 per share under the China 3C Group 2005 Plan, and (2) a subsequent annual grant of a stock option to purchase an additional 300,000 shares of the Company's common stock, with an exercise price of $1.82 under the China 3C Group 2005 Plan were not and will not be granted and in consideration for his services as a Director accepted the issuance of 125,000 shares of the Company’s common stock.

Note 5 - STOCK WARRANTS, OPTIONS, AND COMPENSATION

The Company amortized the fair value of the warrants, $400,000, over the period of the agreement.  The fair value of the warrants was calculated assuming 293% volatility, term of the warrant of 3 years, risk free rate of 4% and dividend yield of 0%. For 2006, $387,945 of consulting fee was expensed relating to the warrants.

On December 8, 2006, the Company issued to Ken Berents, a newly appointed Board member, an option (incentive stock options) to purchase 50,000 shares of common stock at the closing price as of December 7, 2006. The stock options expire 10 years from issuance.

On January 2, 2007, the Company issued to Todd Mavis, a newly appointed Board member, an option to purchase 50,000 shares of common stock at the closing price as of January 2, 2007. The options expire 10 years from issuance. As of December 17, 2007, Todd Mavis resigned. The option was retained by Mr. Mavis.

Joseph Levinson joined the Board of Directors of the Company and became in charge of Investor Relations for the Company  in May 2007. Mr. Levinson resigned in January 2009.  As compensation for his services, the Company agreed to pay Mr. Levinson (1) an initial annual grant of a stock option to purchase 300,000 shares of the Company’s common stock, with an exercise price of $6.15 per share (the “2007 Stock Option”) under the China 3C Group 2005 Plan; and (2) a subsequent annual grant of a stock option to purchase an additional 300,000 shares of the Company’s common stock, with an exercise price of $1.82 (the “2008 Stock Option”) under the China 3C Group 2005 Plan  It was later determined that due to the expiration of the China 3C Group 2005 Plan on December 31, 2006, the 2007 Stock Option and the 2008 Stock Option were not and will not be granted and in consideration for his services as a Director accepted the issuance of 125,000 shares of the Company’s common stock.  The 125,000 shares of the Company’s common stock were issued to Mr. Levinson on January 7, 2009.

On December 8, 2007, the Company issued to Ken Berents an option (incentive stock options) to purchase 30,000 shares of common stock at the closing price as of December 7, 2007. The options expire 10 years from issuance.

The Board of Directors Agreement dated December 8, 2006, provides for a stock option grant of 30,000 shares to be made to Mr. Kenneth Berents in December 2008 at an exercise price equivalent to the prevailing market price of the stock, all of which options shall be vested and exercisable as of December 31, 2008.

Stock options— All options issued have a ten-year life and were fully vested upon issuance. The option holder has no voting or dividend rights. The grant price was equal the market price at the date of grant. The Company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the date of grant stock option pricing.  The following summarizes the terms of options granted during 2008, 2007 and 2006.

2008
Expected Volatility	130%
Expected term (in years)
Todd L. Mavis	1
Kenneth T. Berents	9
Joseph Levinson	-
Expected dividends	-
Risk-free rate of return (weighted average)	2%
Weighted average grant-date fair value	0.90-6.15

The expected term represents the estimated average period of time that the options remain outstanding. The expected volatility is based on the historical volatility of the Company’s stock price. No dividend payouts were assumed, as the Company has no plans to declare dividends during the expected term of the stock options. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options. Based upon this calculation and pursuant to EITF 96-18, the company recorded expenses of $337,000 and $900,000 for these options for 2008 and 2007, respectively.

The following summarizes the option activity for the year ended 2008.

	Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	400,000	$5.61	8.13	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2008	400,000	5.61	7.13	-

Vested and expected to vest at December 31, 2008	400,000	5.61	7.13	-

Exercisable at December 31, 2008	400,000	5.61	7.13	-

Outstanding options by exercise price consisted of the following as of December 31, 2008.

Options Outsanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exrcise Price
$3.80	50,000	1.0	$3.80	50,000	$3.80
4.16	50,000	8.0	4.16	50,000	4.16
6.15	300,000	8.0	6.15	300,000	6.15

Note 6 - COMPENSATED ABSENCES

Regulation 45 of the labor laws in the People’s Republic of China (PRC) entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification, any unutilized leave is cancelled.

Note 7 - INCOME TAXES

The Company, through its subsidiaries, Zhejiang, Wang Da, Sanhe, and Yiwu, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses of approximately $2,366,000 as of December 31, 2008 for income tax purposes. However, a 100% allowance has been recorded on the deferred tax asset of approximately $ 804,000 due to uncertainty of its realization.

Pursuant to the PRC Income Tax Laws, from January 1, 2008, the Enterprise Income Tax (“EIT) is at a statutory rate of 25%. In 2006 and 2007, EIT was at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax.

Income tax expense consisted of the following for 2008, 2007 and 2006.

December 31, 2008	U.S.	State	International	Total
Current	$-	$800	$8,610,498	$8,611,298
Deferred	-	-	-	-
Total	$-	$800	$8,610,498	$8,611,298

December 31, 2007	U.S.	State	International	Total
Current	$-	$800	$2,683,687	$2,684,487
Deferred	-	-	-	-
Total	$-	$800	$2,683,687	$2,684,487

December 31, 2006	U.S.	State	International	Total
Current	$-	$800	$5,907,322	$5,908,122
Deferred	-	-	-	-
Total	$-	$800	$5,907,322	$5,908,122

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows for 2008, 2007 and 2006.

	2008	2007	2006
US statutory rate	34%	34%	34%
Tax rate difference	(9)%	(1)%	(1)%
Increase in valuation allowance	(1)%	-	-
Effective rate	24%	33%	33%

Note 8 - COMMITMENTS

The Company leases various office facilities under operating leases that terminate through 2011. The Company also has management agreements that terminated in 2007. Rent expense for 2008, 2007 and 2006 was $274,000, $145,000 and $99,000, respectively. The future minimum obligations under these agreements are as follows as of December 31, 2008:

2009	$274,000
2010	$72,400
2011	$16,400

In addition, the Company is committed to pay $140,000 under an advertising agreement expiring March 31, 2009.

Note 9 - STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprise’s income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves and statutory public welfare fund. Prior to January 1, 2006, the proportion of allocation for reserve was 10 percent of the profit after tax to the surplus reserve fund and additional 5-10 percent to the public affair fund. The public welfare fund reserve was limited to 50 percent of the registered capital. Effective January 1, 2006, there is now only one fund requirement. The reserve is 10 percent of income after tax, not to exceed 50 percent of registered capital.

Statutory reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2008 and 2007, the Company had allocated $11,109,379 and $7,234,295, respectively, to these non-distributable reserve funds.

Note 10 - OTHER COMPREHENSIVE INCOME

The detail of other comprehensive income as included in stockholders’ equity for 2008 and 2007 and 2006 is as follows:

	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income
Balance at December 31, 2005	$74,950	$74,950
Change for 2006	352,666	352,666
Balance at December 31, 2006	427,616	427,616
Change for 2007	1,444,718	1,444,718
Balance at December 31, 2007	1,872,334	1,872,334
Change for 2008	3,399,770	3,399,770
Balance at December 31, 2008	$5,272,104	$5,272,104

Note 11 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

Note 12 - MAJOR CUSTOMERS AND CREDIT RISK

During 2008, 2007 and 2006, no customer accounted for more than 10% of the Company’s sales.  As of December 31, 2008 and 2007, the Company had no individual customers or vendors that comprised more than 10% of the Company’s accounts receivable or accounts payable.

Note 13 -   SEGMENT INFORMATION

We separately operate and prepare accounting and other financial reports to management for four major business organizations (Wang Da, Sanhe, Yiwu and Joy & Harmony). Each of the individual operating companies corresponds to different product groups.  Wang Da is mainly operating mobile phones, Sanhe is mainly operating home appliances, Yiwu is mainly operating office communication products, and Joy & Harmony is mainly operating consumer electronics.  All segments are accounted for using the same principals as described in Note 2.

We have identified four reportable segments required by SFAS 131: (1) mobile phone, (2) home electronics, (3) office communication product, and (4) consumer electronics.

The following tables present summarized information by segment (in thousands):

	Year Ended December 31, 2008
	Mobile Phone	Home Electronics	Office Communication Product	Consumer Electronics	Other	Total
Sales, net	$102,935	$70,243	$63,370	$74,096	$-	$310,644
Cost of sales	86,622	57,799	53,392	64,190	-	262,003
Gross profit	16,313	12,444	9,978	9,906	-	48,641
Income from operations	11,527	7,509	7,615	7,406	452	34,509
Total assets	$14,392	$17,702	$16,020	$19,617	$27,465	$95,196

	Year Ended December 31, 2007
	Mobile Phone	Home Electronics	Office Communication Product	Consumer Electronics	Other	Total
Sales, net	$83,496	$67,157	$61,385	$63,988	$-	$276,026
Cost of sales	69,863	50,923	52,180	53,690	-	226,656
Gross profit	13,633	16,234	9,205	10,298	-	49,370
Income from operations	11,259	11,504	7,378	8,755	(3,140)	35,756
Total assets	$14,922	$14,839	$12,869	$13,087	$7,479	$63,196

	Year Ended December 31, 2006
	Mobile Phone	Home Electronics	Office Communication Product	Consumer Electronics	Other	Total
Sales, net	$61,992	$21,660	$51,092	$13,474	$-	$148,218
Cost of sales	53,403	17,624	43,104	11,280	-	125,411
Gross profit	8,589	4,036	7,988	2,194	-	22,807
Income from operations	7,051	2,579	6,821	1,878	(1,067)	17,262
Total assets	$7,362	$5,759	$7,499	$6,521	$12,846	$39,987

Note 15 -   SUBSEQUENT EVENTS

On March 13, 2009, the Company announced that Zhejiang formed Hangzhou Letong Digital Technology Co., Ltd. (“Letong”) to establish an electronic retail franchise operation for China 3C Group. China 3C plans on establishing its electronic franchise stores in third tier and county-level cities in the Eastern China region with future plans to expand outside of Eastern China into provincial capitals and second-tier cities. Letong has commenced operations with $2.9 million in capital contributed by China 3C to be utilized specifically for the marketing of the franchise plan and the build out of 15 direct stores, which will be owned and operated by Letong and will serve as a model for franchisees.

On December 19, 2008, China 3C Group's subsidiaries, Zhejiang and Yiwu, entered into an acquisition agreement with the shareholders of Jinhua Baofa Logistic Limited, a company organized under the laws of the People's Republic of China ("Jinhua"), who own 100% of the equity interest in Jinhua in the aggregate. Pursuant to the agreement Zhejiang will acquire 90% and Yiwu will acquire 10% of the entire equity interests in Jinhua from the shareholders of Jinhua for a total purchase price of RMB 120,000,000 payable as follows:

i.	RMB 50,000,000, within 10 business days after the execution of the agreement;

ii.
RMB 50,000,000 within 10 business days following the completion of the audit of Jinhua’s financial statements for the fiscal year ending December 31, 2008, in accordance with generally accepted accounting principles in the U.S., which audit shall be completed no later than March 31, 2009; and

iii.	the remaining RMB 20,000,000 no later than three months after the completion of Jinhua’s audit.

As of December 31, 2008, the Company paid the first installment of RMB 50,000,000 (approximately $7.3 million) to the shareholders of Jinhua.

On April 4, 2009, China 3C Group's subsidiaries, Zhejiang and Yiwu, entered into an amendment to the acquisition agreement dated December 19, 2008 with the shareholders of Jinhua. The amended agreement changed from March 31, 2009 to June 30, 2009 the date by which the parties have agreed that the audit of Jinhua's financial statements for the fiscal year ended December 31, 2008 is required to be completed. In the event that the audit is not completed by June 30, 2009, the agreement may be terminated.