Form 10-K/A
period 2007-12-31
China 3C Group
filed 2009-05-11
CIK 1076784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 4)

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

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

Documents incorporated by reference: None

EXPLANATORY NOTE

We are filing this Amendment No. 4 to Annual Report on Form 10-K/A to (a) amend Item 7 of Part II to amend our Management’s Discussion and Analysis of Financial Condition and Results of Operations, (b) amended Item 9A Controls and Procedures, and (c) amend the notes to the financial statements contained in the Report of Independent Registered Public Accounting Firm.

Except as specifically referenced herein, this Amendment No. 4 to Annual Report on Form 10-K/A does not reflect any event occurring subsequent to April 2, 2008, the filing date of the original report.

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

Yiwu Yong Xin Telecommunication Company, Limited (“YYX”)

YYX was incorporated on July 18, 1997 under the laws of the Peoples Republic of China. YYX is an authorized sales agent, focusing on the selling, circulation and modern logistics of fax machines and cord phone products in China. YYXC mainly focuses in Philips fax machines and China’s top local brands, Feng Da and CJT fax machines.

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

(1) The Company’s 2005 Equity Compensation Plan (the “Plan”) expired on December 31, 2006. No further grants may be made under the Plan.

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

a)           Yiwu Yong Xin Telecommunication Company, Limited or “YYX”

YYX focuses on the selling, circulation and modern logistics of fax machines and cord phone products.

All amounts, except percentage of revenues, in millions of U.S. dollars.

	Year ended December 31,
YYX	2007	2006
Revenue	$61.385	$51.092	20.15%
Gross Profit	$9.205	$7.988	15.24%
Gross Margin	15.00%	15.63%	(0.63)%
Operating Income	$7.378	$6.821	8.17%

For the year ended December 31, 2007, YYX generated revenue of $61.385 million, an increase of $10.293 million or 20.15% compared to $51.092 million for the year ended December 31, 2006. Gross profit increased $1.217 million or 15.24% from $7.988 million for the year ended 2006 to $9.205 million for the year ended 2007. Operating income was $7.378 million in 2007, an increase of $0.557 million or 8.17% compared to $6.821 million in 2006. Such increases in revenue, gross profit and operation income were primarily due to the expansion of the Company’s distribution networks as well as opening of new stores.

Gross profit margin decreased from 15.63% in 2006 to 15% in 2007, a decrease of 0.63%. Such decrease is primarily due to the market maturity of office telecommunication products.

b)           Hangzhou Wang Da Electronics Company, Limited or “HWD”

HWD focuses on the selling, circulation and modern logistics of cell phones, cell phones products, and digital products, including digital cameras, digital camcorders, PDAs, flash disks, and removable hard disks.

All amounts, except percentage of revenues, in millions of U.S. dollars.

	Year ended December 31,
HWD	2007	2006
Revenue	$83.496	$61.992	34.69%
Gross Profit	$13.633	$8.589	58.73%
Gross Margin	16.33%	13.86%	2.47%
Operating Income	$11.259	$7.051	59.68%

For the year ended December 31, 2007, HWD generated revenue of $83.496 million, an increase of $21.504 million or 34.69% compared to $61.992 million for the year ended December 31, 2006. Gross profit increased $5.044 million or 58.73% from $8.589 million for the year ended 2006 to $13.633 million for the year ended 2007. Operating income was $11.259 million in 2007, an increase of $4.208 million or 59.68% compared to $7.051 in 2006. Such increases in revenue, gross profit and operation income were primarily due to the expansion of the Company’s distribution networks as well as opening of new stores. Such increases were also due to the improvement of operating efficiency.

Gross profit margin increased from 13.86% in 2006 to 16.33% in 2007, an increase of 2.47%. Gross margin increased because HWD increased the share of domestic mobile phone sales compared to foreign brand name mobile phones. Gross margin of domestic mobile phones was higher than foreign brand name mobile phones, which led to higher overall gross margin in HWD.

c)           Hangzhou Sanhe Electronic Technology Limited or “HSE”

HSE focuses on the selling, circulation and modern logistics of home electronics, including DVD players, audio systems, speakers, televisions and air conditioners.

All amounts, except percentage of revenues, in millions of U.S. dollars.

	Year ended December 31,
HSE	2007	2006
Revenue	$67.157	$21.660	210.05%
Gross Profit	$16.234	$4.036	302.23%
Gross Margin	24.17%	18.63%	5.54%
Operating Income	$11.504	$2.579	346.06%

For the year ended December 31, 2007, HSE generated revenue of $67.157 million compared to $21.660 million for the year ended December 31, 2006. Gross profit was $16.234 million in 2007 compared to $4.036 million in 2006. Operating income was $11.504 million for the year ended December 31, 2007 compared to $2.579 million for the year ended December 31, 2006.

China 3C Group acquired HSE in August 2006. Therefore, only 3 months of HSE’s financial results were consolidated to the financial statements of China 3C Group for the year ended December 31, 2006. This led to the significant increase in revenue, gross profit and operating income from 2006 to 2007.

Gross margin increased 5.54% from 18.63% in 2006 to 24.17% in 2007. The increase was due to lower cost of DVD players and speaker systems. The Company had the bargain power to negotiate lower purchase price with suppliers because of the large volume China 3C Group purchased from suppliers.

d)           Shanghai Joy & Harmony Electronics Company Limited or “SJ&H”

SJ&H focuses on the selling, circulation and modern logistics of consumer electronics, including MP3 players, MP4 players, iPod, electronic dictionary, radios, and Walkman.

All amounts, except percentage of revenues, in millions of U.S. dollars.

	Year ended December 31,
SJ&H	2007	2006
Revenue	$63.988	$13.474	374.90%
Gross Profit	$10.298	$2.194	369.37%
Gross Margin	16.09%	16.28%	-0.19%
Operating Income	$8.755	$1.878	366.19%

For the year ended December 31, 2007, SJ&H generated revenue of $63.988 million compared to $13.474 million for the year ended December 31, 2006. Gross profit was $10.298 million in 2007 compared to $2.194 million in 2006. Operating income was $8.755 million for the year ended December 31, 2007 compared to $1.878 million for the year ended December 31, 2006.

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

(5) with respect to net sales per square foot each year and how we treat changes in square footage, this depends on the materiality of the impact on sales per square foot as a result of an increase or decrease in square footage.  By way of example only, if a store with an area of 130 square feet had sales of $14,000/month in 2006, that results in approximately $108 in sales per square foot. In 2007, if the same store increased the area of operation to 140 square feet and had sales of $16,000/month that would result in approximately $114 in sales per square foot.  We would deem the $6 increase in sales per square foot to be immaterial.  Accordingly, in this case, we will use the area of 130 square feet to compare same store sales, and the additional 10 square feet will be ignored in the calculation of same store sales.

We consider changes in store square footage of more than 30% to be material.  Stores that undergo such changes will not be accounted for as “comparable stores” because the change is too significant.

(6)  with respect to net sales per square foot each year and how we treat relocated stores, if a “store within store” is relocated to a different retail location, which we would refer to as a different operating environment, during the period, then that “store within store” will not be used in the same store comparison.  However, if the “store within store” is relocated to another location within the same retail location (or same operating environment) then the “store within store” sales will be used in the calculation of the same store comparison; and

(7)  with respect to net sales per square foot each year and how we treat closed stores, we treat a closed “store within store” the same way we treat a “store within store” relocated to different retail location.  A closed “store within store” is not used in the same store comparison.

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

Net cash used in investing activities increased to $64 thousand in 2007 from $29 thousand in 2006, primarily due to our purchase of additional office equipments. Net cash used in investing activities increased to $29 thousand in 2006 from $2 thousand in 2005 primarily due to our purchase of additional office equipments.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2007, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.  Our management identified that the ineffectiveness was due to not having internal personnel with sufficient expertise and knowledge of the requirements for disclosure of the information that have been collected and reported, as required under the securities laws and disclosures required under U.S. GAAP.

We plan to take the following steps to remediate the deficiencies in disclosure controls and procedures that are identified above:

•	Management will provide additional training to our staff, and in particular to our key accounting personnel, with respect to the disclosure requirements under securities law and U.S. GAAP.

Management’s Report on Internal Control over Financial Reporting

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

Our independent registered public accounting firm, Morgenstern, Svoboda & Baer CPA’s P.C., who also audited our consolidated financial statements, independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, as stated in their report which is included in this Annual Report on Form 10-K/A.

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

Potential Payments Upon Termination or Change in Control

None.

Compensation of Directors

Messrs. Berents and Levinson, and Mr. Mavis prior to his resignation in December 2007, receive $2,500 per Board meeting that they attend, $2,000 per meeting of a committee of the Board that they attend, and $5,000 for serving as a chairman of a Board committee.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of May 2009.

CHINA 3C GROUP
/s/ Zhenggang Wang
Zhenggang Wang
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ Zhenggang Wang		May 7, 2009
Zhenggang Wang	Chief Executive Officer and Chairman

/s/ Xiang Ma
Xiang Ma	President	May 7, 2009

/s/ Weidong Huang
Weidong Huang	Chief Financial Officer	May 7, 2009

/s/ Chenghua Zhu
Chenghua Zhu	Director	May 7, 2009

/s/ Mingjun Zhu
Mingjun Zhu	Director	May 7, 2009

/s/ Rongjin Weng
Rongjin Weng	Director	May 7, 2009

/s/ Wei Kang Gu
Wei Kang Gu	Director	May 7, 2009

/s/ Kenneth T. Berents
Kenneth T. Berents	Director	May 7, 2009

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Revenue is generated from sales of 3C products through two main revenue streams:

i)
Approximately 65% of the Company's revenue comes from sales to individual customers at outlets installed inside department stores etc. (i.e. shops in shop model) and is mainly achieved through two broad categories:

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

A)      Shop in shop model:

          1)      For goods sold under sales and purchase contracts, revenue is recognized when goods are received by customers;

2)
For good at customers outlets to which the Company's sales people operate, and inventory of goods is under joint control by the customers and the Company, revenue is recognized at point of sales to end buyer.

During public holidays or department store celebration periods, we provide certain sales incentives to retail customers to increase sales, such as gift giving and price reductions. These are only temporary incentives during these periods. Sales made to our retail customers as a result of incentives are minimal and immaterial as a percentage of total sales revenue.

B) Wholesales

Revenue is recognized at the date of goods received by wholesale customers. We operate our wholesale business by selling large volume orders to second-tier distributors and large department stores. Revenues from wholesales are recognized as net sales after confirmation with distributors. Net sales already take into account revenue dilution as they exclude inventory credit, discount for early payment, product obsolescence and return of products and other allowances. Net sales also takes into account the return of products in accordance with relevant laws and regulations in China.

Return policies.  Our return policy for goods strictly complies with the laws and regulations in China on consumers rights and product quality requirements. In accordance with China law, consumers can return or exchange used products within seven days only if the goods do not meet safety and health requirements, endanger a person’s property, or do not meet the advertised performance. If the conditions and requirements as set out in the relevant laws and regulations are met, the retail stores are entitled to accept a return of the goods from the consumer. In such cases, the Company shall accept the returns unconditionally. Goods that are returned will be sent back to the production factory or supplier, who shall bear all losses on the returns in accordance with PRC laws and regulations. Consumer returns or exchanges of products that have not been used, where the packaging has not been damaged, are honored if such return or exchange is within seven days. If a consumer returns a product, the Company must refund the invoice price to the consumer. The Company will then be responsible for returning the goods to the production factory or supplier. At that time the Company can recover the price based on the purchase and sale contract with the producer or supplier. However, when goods are returned, the Company loses the gross margin that it records when revenue is recognized, regardless of whether the production factory or supplier takes the product back or not.

The return rights granted to wholesale customers are similar to the rights granted to consumers. Once wholesale customers purchase the products, they follow the same return policy as retail customers. We do not honor any return from wholesale customers other than if the products don’t meet laws and regulations or quality requirements. If the wholesale customers have a high inventory level or product obsolescence caused by lower market demands or other operational issues, the wholesale customers bear their own losses. We don’t honor such returns. When a wholesale customer returns products, the Company will return the products back to the suppliers or manufacturers. A sales return and allowance is recorded at the sales price. Meanwhile, a purchase return and allowance entry is recorded at the invoice price because the suppliers or manufacturers bear the losses. The net effect is that the Company derecognizes the gross profit when a return takes place, but does not record any loss on the cost of the returned item back to the supplier or manufacturer.

In light of the aforesaid PRC laws and regulations and the Company's stated return policies, we do not provide an accrual for any estimated losses on the return of products. As a result we do not engage in assessing levels of inventory in the distribution channel, product obsolescence and/or introductions of new products, as none of those factors have any impact on us with respect to estimating losses on returns. Third party market research report and consumer demand study is not used to make estimate of goods returned.

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

	Total	Exercise Price	Remaining Life	Aggregate Intrinsic Value

OUTSTANDING, DECEMBER 2006	50,000	4.16	9	$-
Granted in 2007	50,000	3.8	2	-
	300,000	6.15	9	-
Exercised in 2007	-	-	-	-
OUTSTANDING, DECEMBER 2007	400,000			-

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

The Company’s audited financial statements have been restated to correct an error that resulted from the failure to disclose that the company has four reportable segments as required by SFAS 131.  Neither the error, nor the restatement had any effect on any line item or per-share amount in any of the audited financial statements and had no cumulative effect on retained earnings, or other appropriate component of equity or net assets in the balance sheet.

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