Form 10-Q/A
period 2008-03-31
China 3C Group
filed 2009-05-11
CIK 1076784

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A to amend (a)Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part I, (b) Item 4 Controls and Procedures, of Part I and (c) the notes to the financial statements contained in the Report of Independent Registered Public Accounting Firm.

Except as specifically referenced herein, this Amendment No. 1 to Quarterly Report on Form 10-Q/A does not reflect any event occurring subsequent to May 16, 2008, the filing date of the original report.

TABLE OF CONTENTS

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

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDING MARCH 31, 2008 AND 2007

	2008	2007

Sales, net	$68,153,455	$84,523,1944

Cost of sales	57,607,075	70,590,912
Gross profit	10,546,380	13,932,282

General and administrative expenses	2,986,044	3,726,162
Income from operations	7,560,336	10,206,120

Other (Income) Expense
Interest income	(36,095)	(13,791)
Other expense	12,813	6,864
Total Other (Income) Expense	(23,282)	(6,927)
Income before income taxes	7,583,618	10,213,047

Provision for income taxes	1,810,573	3,749,259
Net income	$5,773,045	$6,463,788

Net income per share:
Basic	$0.11	$0.12
Diluted	$0.11	$0.12

Weighted average number of shares outstanding:
Basic	52,673,938	52,578,938
Diluted	53,073,938	52,578,938

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

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND THE YEAR ENDED DECEMBER 31, 2007

			Additional	Other				Total
	Common Stock		Paid-In	Comprehensive	Subscription	Statutory	Retained Earnings	Stockholders’
	Shares	Amount	Capital	Income	Receivable	Reserve		Equity
Balance December 31, 2006	52,488,938	$52,489	$17,352,691	$427,616	$(50,000)	$3,320,755	$9,822,844	$30,926,395
Foreign currency translation adjustments				1,444,718				1,444,718
Income for the year ended December 31, 2007							22,919,700	22,919,700

Transfer to statutory reserve						3,913,540	(3,913,540)

Stock based compensation	185,000	185	2,113,085					2,113,270

Balance December 31, 2007	52,673,938	52,674	19,465,776	1,872,334	(50,000)	7,234,295	28,829,004	57,404,083

Foreign currency translation adjustments				1,600,050				1,600,050
Income for the three months ended March 31, 2008							5,773,045	5,773,045
Balance March 31, 2008	52,673,938	$52,674	$19,465,776	$3,472,384	$(50,000)	$7,234,295	$34,602,049	$64,777,178

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

On August 3, 2006, Capital completed the acquisition of a 100% interest in Sanhe for a cash and stock transaction valued at approximately $8,750,000. The consideration consisted of 915,751 newly issued shares of the Company’s common stock and $5,000,000 in cash.

On November 28, 2006, Capital completed the acquisition of a 100% interest in Joy & Harmony for a cash and stock transaction valued at approximately $18,500,000. The consideration consisted of 2,723,110 shares of the Company’s common stock and $7,500,000 in cash.

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
MARCH 31, 2008

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
MARCH 31, 2008

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets – an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company  does not  expect its  adoption  of this new standard  to have a  material  impact  on its  financial  position,  results  of operations or cash flows.

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In September 2006, FASB issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded statues in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007.  However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements.

a.	A brief description of the provisions of this Statement.
b.	The date that adoption is required.
c.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

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

In February 2007, FASB issued SFAS 159 The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FABS Statement No. 115.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The management is currently evaluating the effect of this pronouncement on financial statements.

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

The Company did not grant any options during the three months ended March 31, 2008.

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

Note 7 - COMPENSATED ABSENCES

Regulation 45 of local PRC labor law entitles employees to annual vacation leave after 1 year of service. In general, all leave must be utilized annually, with proper notification, any unutilized leave is cancelled.

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

Note 9 - COMMITMENTS

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

Note 13 – MAJOR CUSTOMERS AND CREDIT RISK

During the quarter ended March 31, 2008, no customer accounted for more than 10% of the Company’s sales or accounts receivable. At March 31, 2008 three (3) vendors comprised more than 35% of the Company’s accounts payable. No vendors accounted for more than 10% of the Company’s purchases during 2007.

Note 14 -   SEGMENT INFORMATION

The Company separately operates and prepares accounting and other financial reports to management for four of its major business organizations (Wang Da, Sanhe, Yiwu and Joy & Harmony). Each of the individual operating companies corresponds to different product groups.  Wang Da is mainly operating mobile phones, Sanhe is mainly operating home appliances, Yiwu is mainly operating office communication products, and Joy & Harmony is mainly operating consumer electronics.  All segments are accounted for using the accounting principals described in Note 2.

The Company has identified four reportable segments required by SFAS 131: (1) mobile phones, (2) home electronics, (3) office communication products, and (4) consumer electronics.

The following tables present summarized information by segment (in thousands):

	Quarter Ended March 31, 2008
	Mobile Phones	Home Electronics	Office Communication Products	Consumer Electronics	Other	Total
Sales, net	$22,248	$16,490	$13,439	$15,976	$-	$68,153
Cost of sales	18,733	13,517	11,559	13,798	-	57,607
Gross profit	3,515	2,973	1,880	2,178	-	10,546
Income from operations	2,547	1,864	1,190	1,660	299	7,560
Total assets	$21,294	$18,269	$14,452	$16,818	$769	$71,602

	Quarter Ended March 31, 2007
	Mobile Phones	Home Electronics	Office Communication Products	Consumer Electronics	Other	Total
Sales, net	$26,690	$18,204	$20,253	$19,376	$-	$84,523
Cost of sales	22,857	14,178	17,449	16,107	-	70,591
Gross profit	3,833	4,026	2,804	3,269	-	13,932
Income from operations	3,282	2,867	2,486	2,807	(1,236)	10,206
Total assets	$13,253	$12,191	$8,992	$12,432	$1,484	$48,352

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

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q/A.  The following discussion contains forward-looking statements.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in  “Risk Factors” and elsewhere in this Form 10-Q/A.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

China 3C Group was incorporated on August, 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited (“CFDL”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang Yong Xin Digital Technology Co., Ltd. (“Zhejiang”), Yiwu Yong Xin Communication Ltd. (“Yiwu”), Hangzhou Wandga Electronics Co., Ltd. (“Wang Da”), Hangzhou Sanhe Electronic Technology, Limited (“Sanhe”), and Shanghai Joy & Harmony Electronic Development Co., Ltd. (“SJHE”) were incorporated under the laws of Peoples Republic of China on July 11, 2005, July 18, 1997, March 30, 1998, April 12, 2004, and August 25, 2003, respectively. China 3C Group owns 100% of CFDL and CFDL own 100% of the capital stock of SJHE and Sanhe. Until August 14, 2007, when it made the change to its ownership structure described in the next paragraph in order to comply with certain requirements of PRC law, CFDL owned 100% of the capital stock of Zhenjiang. Zhejiang owns 90% and Yiwu owns 10% of Wang Da. Zhejiang owns 90% and Wang Da owns 10% of Yiwu. Collectively the six corporations are referred to herein as the Company.

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

Result of Operations

For the Three Months Ended March 31, 2008 and 2007

Reportable Operating Segments

The Company reports financial and operating information in the following four segments:

a)	Yiwu Yong Xin Telecommunication Company, Limited or “Yiwu”
b)	Hangzhou Wang Da Electronics Company, Limited or “Wang Da”
c)	Hangzhou Sanhe Electronic Technology Limited or “Sanhe”
d)	Shanghai Joy & Harmony Electronics Company Limited or “SJHE”

a)           Yiwu Yong Xin Telecommunication Company Limited or “Yiwu”

Yiwu focuses on the selling, circulation and modern logistics of fax machines and cord phone products.

All amounts, except percentage of revenues, in thousands of U.S. dollars.

	Three months ended March 31,		Percentage
Yiwu	2008	2007	Change
Revenue	$13,439	$20,253	(33.64)%
Gross Profit	$1,880	$2,804	(32.95)%
Gross Margin	13.99%	13.84%	0.15%
Operating Income	$1,190	$2,486	(52.13)%

For the three months ended March 31, 2008, Yiwu generated revenue of $13,439 thousand, a decrease of $6,814 thousand or 33.64% compared to $20,253 thousand for the three months ended March 31, 2007. Gross profit decreased $924 thousand or 32.95% from $2,804 thousand for the three months ended March 31, 2007 to $1,880 thousand for the three months ended March 31, 2008. Operating income was $1,190 thousand for the three months ended March 31, 2008, a decrease of $1,296 thousand or 52.13% compared to $2,486 thousand for the three months ended March 31, 2007. Such decreases in revenue, gross profit and operation income were primarily due to the unprecedented snow storm in China during the first two months of the year which created a backlog in our distribution channels, and the pressure of increased competition within the markets in which we operate.

b)           Hangzhou Wang Da Electronics Company Limited or “Wang Da”

Wang Da focuses on the selling, circulation and modern logistics of cell phones, cell phones products, and digital products, including digital cameras, digital camcorders, PDAs, flash disks, and removable hard disks.

All amounts, except percentage of revenues, in thousands of U.S. dollars.

	Three months ended March 31,		Percentage
Wang Da	2008	2007	Change
Revenue	$22,248	$26,690	(16.64)%
Gross Profit	$3,515	$3,833	(8.30)%
Gross Margin	15.80%	14.36%	1.44%
Operating Income	$2,547	$3,282	(22.39)%

For the three months ended March 31, 2008, Wang Da generated revenue of $22,248 thousand, a decrease of $4,442 thousand or 16.64% compared to $26,690 thousand for the three months ended March 31, 2007. Gross profit decreased $318 thousand or 8.30% from $3,833 thousand for the three months ended March 31, 2007 to $3,515 thousand for the three months ended March 31, 2008. Operating income was $2,547 thousand for the three months ended March 31, 2008, a decrease of $735 thousand or 22.39% compared to $3,282 thousand for the three months ended March 31, 2007. Such decreases in revenue, gross profit and operation income were primarily due to the unprecedented snow storm in China during the first two months of the year which created a backlog in our distribution channels.

Gross profit margin increased from 14.36% in the three months ended March 31, 2007 to 15.80% in the three months ended March 31, 2008, an increase of 1.44%.

c)           Hangzhou Sanhe Electronic Technology Limited or “Sanhe”

Sanhe focuses on the selling, circulation and modern logistics of home electronics, including DVD players, audio systems, speakers, televisions and air conditioners.

All amounts, except percentage of revenues, in thousands of U.S. dollars.

	Three months ended March 31,		Percentage
Sanhe	2008	2007	Change
Revenue	$16,490	$18,204	(9.42)%
Gross Profit	$2,973	$4,026	(26.15)%
Gross Margin	18.03%	22.12%	(4.09)%
Operating Income	$1,864	$2,867	(34.98)%

For the three months ended March 31, 2008, Sanhe generated revenue of $16,490 thousand, a decrease of $1,714 thousand or 9.42% compared to $18,204 thousand for the three months ended March 31, 2007. Gross profit decreased $1,053 thousand or 26.15% from $4,026 thousand for the three months ended March 31, 2007 to $2,973 thousand for the three months ended March 31, 2008. Operating income was $1,864 thousand for the three months ended March 31, 2008, a decrease of $1,003 thousand or 34.98% compared to $2,867 thousand for the three months ended March 31, 2007. Such decreases in revenue, gross profit and operation income were primarily due to the unprecedented snow storm in China during the first two months of the year which created a backlog in our distribution channels.

Gross profit margin decreased from 22.12% in 2007 to 18.03% in 2008. The decrease was due to a more competitive sales environment on home electronics, which led to a lower gross margin.

d)           Shanghai Joy & Harmony Electronics Company Limited or “SJHE”

SJHE focuses on the selling, circulation and modern logistics of consumer electronics, including MP3 players, MP4 players, iPod, electronic dictionary, radios, and Walkman.

All amounts, except percentage of revenues, in thousands of U.S. dollars.

	Three months ended March 31,		Percentage
SJHE	2008	2007	Change
Revenue	$15,976	$19,376	(17.55)%
Gross Profit	$2,178	$3,269	(33.97)%
Gross Margin	13.63%	16.87%	(3.24)%
Operating Income	$1,660	$2,807	(40.86)%

For the three months ended March 31, 2008, SJHE generated revenue of $15,976 thousand, a decrease of $3,400 thousand or 17.55% compared to $19,376 thousand for the three months ended March 31, 2007. Gross profit decreased $1,091 thousand or 33.37% from $3,269 thousand for the three months ended March 31, 2007 to $2,178 thousand for the three months ended March 31, 2008. Operating income was $1,660 thousand for the three months ended March 31, 2008, a decrease of $1,147 thousand or 40.86% compared to $2,807 thousand for the three months ended March 31, 2007. Such decreases in revenue, gross profit and operation income were primarily due to the unprecedented snow storm in China during the first two months of the year which created a backlog in our distribution channels.

Gross profit margin decreased from 16.87% in 2007 to 13.63% in 2008, a decrease of 3.24%. The lower gross profit margin was due to increasing unit purchase prices and unit sales prices that did not increase as much as purchases.

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

General and Administrative Expenses

General and administrative expenses for the three months ending March 31, 2008 totaled $2,986,044 or approximately 4% of net sales, compared to $3,726,162 or approximately 4% of net sales for the three months ended March 31, 2007, a decrease of 20%. The decrease was primarily due to strengthening cost controls such as rationalizing of management structure and increasing sophistication of computerized systems.

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

We believe that the funds available to us are adequate to meet our operating needs for the remainder of 2008.

	Three months ended
	March 31, 2008	March 31, 2007
	(in thousands)	(in thousands)
Net cash (used in) provided by operating activities	$(3,127)	$2,628
Net cash (used in) investing activities	$(4)	$(34)
Effect of exchange rate change on cash and cash equivalents	$1,600	$(7)
Net increase in cash and cash equivalents	$(1,531)	$2,587
Cash and cash equivalents at beginning of period	$24,953	$6,498
Cash and cash equivalents at end period	$23,422	$9,085

Operating Activities

Net cash generated from operating activities decreased from $2,628 thousand for the three months ended March 31, 2007 to $(3,127) thousand for the three months ended March 31, 2008, approximately a 219% decrease.  The decrease was mainly attributable to several factors, including (i) the substantial increase in accounts receivable of $6,740 thousand in the three months ended March 31, 2008; (ii) the increase in inventory of $4,252 thousand in the three months ended March 31, 2008; (iii) the increase in income tax payable of $837 thousand in the three months ended March 31, 2008, offset by the increase in accounts payable and accrued expenses of $1,869 thousand.

	Three months ended
	March 31, 2008	March 31, 2007
	(in thousands)	(in thousands)
a) Increase in inventory	$4,252	$1,845

b) Increase in Accounts Receivable	$6,740	$2,666

c) Increase in inventory and accounts receivables as a whole a) + b)	$10,992	$4,511

On the control side of distribution of products, the focus is always on the holding cost of inventory and the value of accounts receivable as a whole comparing to net sales.  Accounts receivable increased due to our extension of  the period for repayment from 15 days to 30 days as a result of global economy slowdown. We also increased the level of inventory in order to maintain an adequate level for all stores in the event of unexpected incidents such as the unprecedented snow storm.

	Three months ended
	March 31, 2008	March 31, 2007
	(in thousands)	(in thousands)
d) Accounts payable and accrued charges	$1,869	$(95)

The Company has developed its own brand name over the past years and has been successful in receiving support from its creditors.

As a result of the factors above, the Company used $3,127 thousand in operating activities for the three months ended March 31, 2008.

Investing Activities

Net cash used in investing activities decreased to $4 thousand in 2008 from $35 thousand in 2007, primarily due to the combined effect of decrease in purchase of additional office equipments and increase in proceeds from asset sales.

	Three months ended
	March 31, 2008	March 31, 2007
	(in thousands)	(in thousands)
Net cash (used in) investment activities	$(4)	$(35)

Financing Activities

The Company did not carry out any financing activities during the three month ended March 31, 2008 and 2007.

	Three months ended
	March 31, 2008	March 31, 2007
	(in thousands)	(in thousands)
Net change in cash and cash equivalents	$24,953	$6,498

	Three months ended
	March 31, 2008	March 31, 2007
	(in thousands)	(in thousands)
Cash and cash equivalent at March 31, 2008 and 2007	$23,421	$9,085

With effective internal control systems in place the Company maintained healthy net cash flows over period and achieved a healthy cash position of $23,421 thousand at March 31, 2008.

Since December 31, 2007, our accounts receivable balance increased due to a slow down in accounts receivable turnover, which was partly due to the impact of a slowdown in the global economy, so there has been a general decrease in customers’ ability to make payments quickly, which could have had an effect on our bad debt allowances. However, although such turnover slowed in comparison to prior periods, we took good control of accounts receivable by changing the contract terms only for our retail department store customers, where we maintain a store in-store model, to extend the period for repayment from 15 days to 30 days. The extension of repayment terms has lead to the increase in accounts receivable, but considering the extension is only for an additional 15 days, we don’t expect these accounts receivables to be long-term compared to other accounts receivable. For customers who want to further extend the repayment terms, we will carefully review customers’ credit, percentage of sales and payment history to determine whether we should extend the terms. If there is a high risk that the account receivables become uncollectible, we will not extend the repayment terms.

Collection of debt is based on the terms of legal binding documents. We have not changed our policy on reserving for bad debt, but have found a means to accommodate customers given the financial crisis by extending payment terms. Since December 31, 2007, the account receivable department has periodically reviewed the allowance for doubtful accounts. The estimate of bad debt allowance is based on the aging of the receivables, the credit history and credit quality of the customers, the term of the contracts as well as the balance outstanding. If an account receivable item is considered highly probable that it is uncollectible, then it will be charged to bad debt immediately in that period. Since then we have not found any abnormal increase in bad debt.

As a result of the unprecedented snow storm in 2008, there was a shortage of inventory available to our stores during the first quarter 2008.  This shortage had a negative impact on our first quarter sales for 2008.  As a precautionary measure, the Company decided to increase its level of inventory in order to maintain an adequate level for all stores in the event of other unexpected incidents.  The Company' has adopted a policy to appropriately increase its inventory to ensure sufficient product turnover  to meet customer’s demand and avoid a shortage of goods.  The increase in inventory has had a negative impact on cash flows and liquidity.  However, the Company firmly believes that the benefits of this change in policy outweighs the losses.  The Company believes that an appropriate increase in inventory level is a beneficial policy enhancing individual stores ability to response to sales change and in return building up the Company's goodwill thereby securing sales growth. This change in inventory policy will reduce the Company’s cash liquidity in the short term but it won’t affect the future cash flow in the long term.  The current economic environment will not affect the Company’s ability to sell inventory currently in hand because the Company has high inventory turnover. Days inventory on hand is approximately 15 days. Therefore, even if the economy environment changes, the Company can still sell inventory currently in hand within a short period.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of March 31, 2008, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.  Our management identified that the ineffectiveness was due to not having internal personnel with sufficient expertise and knowledge of the requirements for disclosure of the information that have been collected and reported, as required under the securities laws and disclosures required under U.S. GAAP.

We plan to take the following steps to remediate the deficiencies in disclosure controls and procedures that are identified above:

•	Management will provide additional training to our staff, and in particular to our key accounting personnel, with respect to the disclosure requirements under securities law and U.S. GAAP.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first fiscal quarter of 2008 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this  report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of May, 2009.

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