Form 10-Q/A
period 2008-06-30
China 3C Group
filed 2009-05-11
CIK 1076784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 to Quarterly Report on Form 10-Q/A to amend (a) Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part I, (b) Item 4 Controls and Procedures, of Part I and (c) the notes to the financial statements contained in the Report of Independent Registered Public Accounting Firm.

Except as specifically referenced herein, this Amendment No. 2 to Quarterly Report on Form 10-Q/A does not reflect any event occurring subsequent to August 11, 2008, the filing date of the original report.

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
CONSOLIDATED BALANCE SHEET S
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

The Company is engaged in the business of the resale and distribution of mobile phone, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPods, electronic dictionaries, CD players, radios, Walkman, and audio systems.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for uncertainty in Income Taxe s - an interpretation of FASB Statement 109   (FIN 48) . FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5, Accounting for Contingencies . FIN 48 is effective for fiscal years beginning after December 15, 2006. We did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In May, 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature.  The Company is currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

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

The stock consideration consisted of 915,751 newly issued shares of the Company’s common stock, which were divided proportionally among the HSET shareholders in accordance with their respective ownership interests in HSET immediately before the completion of the HSET Share Exchange Transaction. The cash consideration consisted of $5,000,000 in cash, again divided proportionally among the HSET shareholders in accordance with their respective ownership interests in HSET immediately before the completion of the HSET Share Exchange Transaction and payable no later than the first anniversary of the Merger Transaction, as defined elsewhere in this Quarterly Report on Form 10-Q/A. The obligation to pay the cash consideration is evidenced by two interest-free promissory notes between the Company and each of the HSET shareholders. The form of the promissory note is attached as an exhibit to the Share Exchange Agreement.

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

Six Months ended
June 30, 2008
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

Note 7 – STOCK EXCHANGE AGREEMENT

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

Note 10 - COMMITMENTS

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

Note 15 -   SEGMENT INFORMATION

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

The following tables present summarized information by segment (in thousands):

	Three Months Ended June 30, 2008
	Mobile Phones	Home Electronics	Office Communication Products	Consumer Electronics	Other	Total
Sales, net	$25,529	$18,648	$17,030	$17,309	$-	$78,516
Cost of sales	21,769	15,137	14,112	14,621	-	65,639
Gross profit	3,760	3,511	2,918	2,688	-	12,877
Income from operations	2,371	2,399	2,222	2,097	461	9,550
Total assets	$22,326	$21,739	$16,418	$19,251	$1,456	$81,190

	Three Months Ended June 30, 2007
	Mobile Phones	Home Electronics	Office Communication Products	Consumer Electronics	Other	Total
Sales, net	$19,482	$16,057	$14,362	$14,598	$-	$64,499
Cost of sales	16,435	11,950	12,452	12,223	-	53,060
Gross profit	3,047	4,107	1,910	2,375	-	11,439
Income from operations	2,385	2,918	1,366	2,058	(303)	8,424
Total assets	$12,522	$12,221	$10,673	$13,052	$1,696	$50,164

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

China 3C Group was incorporated on August 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited (“CFDL”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang Yong Xin Digital Technology Co., Ltd. (“Zhejiang”), Yiwu Yong Xin Communication Ltd. (“Yiwu”), Hangzhou Wandga Electronics Co., Ltd. (“Wang Da”), Hangzhou Sanhe Electronic Technology, Limited (“Sanhe”), and Shanghai Joy & Harmony Electronic Development Co., Ltd. (“SJHE”) were incorporated under the laws of Peoples Republic of China on July 11, 2005, July 18, 1997, March 30, 1998, April 12, 2004, and August 25, 2003, respectively. China 3C Group owns 100% of CFDL and CFDL own 100% of the capital stock of SJHE and Sanhe. Until August 14, 2007, when it made the change to its ownership structure described in the next paragraph in order to comply with certain requirements of PRC law, CFDL owned 100% of the capital stock of Zhenjiang. Zhejiang owns 90% and Yiwu owns 10% of Wang Da. Zhejiang owns 90% and Wang Da owns 10% of Yiwu. Collectively the six corporations are referred to herein as the Company.

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
b)           Hangzhou Wang Da Electronics Company, Limited or “Wang Da”
c)           Hangzhou Sanhe Electronic Technology Limited or “Sanhe”
d)           Shanghai Joy & Harmony Electronics Company Limited or “SJHE”

a)           Yiwu Yong Xin Telecommunication Company Limited or “Yiwu”

Yiwu focuses on the selling, circulation and modern logistics of fax machines and cord phone products.

All amounts, except percentage of revenues, in thousands of U.S. dollars.

	Six months ended June 30,		Percentage
Yiwu	2008	2007	Change
Revenue	$30,469	$34,615	(11.98)%
Gross Profit	$4,798	$4,714	1.78%
Gross Margin	15.75%	13.62%	2.13%
Operating Income	$3,412	$3,852	(11.42)%

	Three months ended June 30,		Percentage
Yiwu	2008	2007	Change
Revenue	$17,030	$14,362	18.58%
Gross Profit	$2,918	$1,910	52,77%
Gross Margin	17.13%	13.30%	3.83%
Operating Income	$2,222	$1,366	62.66%

For the six months ended June 30, 2008, Yiwu generated revenue of $30,469 thousand, a decrease of $4,146 thousand or 11.98% compared to $34,615 thousand for the six months ended June 30, 2007. Gross profit increased $84 thousand or 1.78% from $4,714 thousand for the six months ended June 30, 2007 to $4,798 thousand for the six months ended June 30, 2008. Operating income was $3,412 thousand for the six months ended June 30, 2008, a decrease of $440 thousand or 11.42% compared to $3,852 thousand for the six months ended June 30, 2007. Such decreases in revenue and operation income were primarily due to the unprecedented snow storm in China during the first two months of the year which created a backlog in our distribution channels.

For the three months ended June 30, 2008, Yiwu generated revenue of $17,030 thousand, an increase of $2,668 thousand or 18.58 % compared to $14,362 thousand for the three months ended June 30, 2007. Gross profit increased $1,008 thousand or 52.77% from $1,910 thousand for the three months ended June 30, 2007 to $2,918 thousand for the three months ended June 30, 2008. Operating income was $2,222 thousand for the three months ended June 30, 2008, an increase of $856 thousand or 62.66% compared to $1,366 thousand for the three months ended June 30, 2007. Such increases in revenue, gross profit and operation income were primarily due to the expansion of the Company’s distribution networks as well as opening of new stores.

b)           Hangzhou Wang Da Electronics Company Limited or “Wang Da”

Wang Da focuses on the selling, circulation and modern logistics of cell phones, cell phones products, and digital products, including digital cameras, digital camcorders, PDAs, flash disks, and removable hard disks.

All amounts, except percentage of revenues, in thousands of U.S. dollars.

	Six months ended June 30,		Percentage
Wang Da	2008	2007	Change
Revenue	$47,777	$46,172	3.48%
Gross Profit	$7,275	$6,880	5.74%
Gross Margin	15.23%	14.90%	0.33%
Operating Income	$4,918	$5,667	(13.22)%

	Three months ended June 30,		Percentage
Wang Da	2008	2007	Change
Revenue	$25,529	$19,482	31.04%
Gross Profit	$3,760	$3,047	23.40%
Gross Margin	14.73%	15.64%	(0.91)%
Operating Income	$2,371	$2,385	(0.59)%

For the six months ended June 30, 2008, Wang Da generated revenue of $47,777 thousand, an increase of $1,605 thousand or 3.48% compared to $46,172 thousand for the six months ended June 30, 2007. Gross profit increased $395 thousand or 5.74% from $6,880 thousand for the six months ended June 30, 2007 to $7,275 thousand for the six months ended June 30, 2008. Operating income was $4,918 thousand for the six months ended June 30, 2008, a decrease of $749 thousand or 13.22 % compared to $5,667 thousand for the six months ended June 30, 2007. The slight increase in revenue and gross profit were due to the expansion of Wang Da’s distribution networks, as well as opening of new stores, offset by the negative effect of  the unprecedented snow storm in China during the first two months of the year which created a backlog in our distribution channels.

For the three months ended June 30, 2008, Wang Da generated revenue of $25,529 thousand, an increase of $6,047 thousand or 31.04% compared to $19,482 thousand for the three months ended June 30, 2007. Gross profit increased $713 thousand or 23.40% from $3,047 thousand for the three months ended June 30, 2007 to $3,760 thousand for the three months ended June 30, 2008. Operating income was $2,371 thousand for the three months ended June 30, 2008, a decrease of $14 thousand or 0.59% compared to $2,385 thousand for the three months ended June 30, 2007. The increase in revenue and gross profit were due to the expansion of Wang Da’s distribution networks, as well as opening of new stores.

Gross profit margin decreased from 15.64% in the three months ended June 30, 2007 to 14.73% in the three months ended June 30, 2008, a decrease of 0.91%.  The decrease was a result of a slight increase in promotional sales on cell phones within the Wang Da’s store in store locations.

c)           Hangzhou Sanhe Electronic Technology Limited or “Sanhe”

Sanhe focuses on the selling, circulation and modern logistics of home electronics, including DVD players, audio systems, speakers, televisions and air conditioners.

All amounts, except percentage of revenues, in thousands of U.S. dollars.

	Six months ended June 30,		Percentage
Sanhe	2008	2007	Change
Revenue	$35,138	$34,261	2.56%
Gross Profit	$6,484	$8,133	(20.28)%
Gross Margin	18.45%	23.74%	(5.29)%
Operating Income	$4,263	$5,785	(26.31)%

	Three months ended June 30,		Percentage
Sanhe	2008	2007	Change
Revenue	$18,648	$16,057	16.14%
Gross Profit	$3,511	$4,107	(14.51)%
Gross Margin	18.83%	25.58%	(6.75)%
Operating Income	$2,399	$2,918	(17.79)%

For the six months ended June 30, 2008, Sanhe generated revenue of $35,138 thousand, an increase of $877 thousand or 2.56% compared to $34,261 thousand for the six months ended June 30, 2007. Gross profit decreased $1,649 thousand or 20.28% from $8,133 thousand for the six months ended June 30, 2007 to $6,484 thousand for the six months ended June 30, 2008. Operating income was $4,263 thousand for the six months ended June 30, 2008, a decrease of $1,522 thousand or 26.31 % compared to $5,785 thousand for the six months ended June 30, 2007. The slight increase in revenue was due to the expansion of Sanhe’s distribution networks, as well as opening of new stores, offset by the negative effect of  the unprecedented snow storm in China during the first two months of the year which created a backlog in our distribution channels. Gross profit and operating income decreased due to a more competitive sales environment on home electronics.

For the three months ended June 30, 2008, Sanhe generated revenue of $18,648 thousand, an increase of $2,591 thousand or 16.14% compared to $16,057 thousand for the three months ended June 30, 2007. Gross profit decreased $596 thousand or 14.51% from $4,107 thousand for the three months ended June 30, 2007 to $3,511 thousand for the three months ended June 30, 2008. Operating income was $2,399 thousand for the three months ended June 30, 2008, a decrease of $519 thousand or 17.79% compared to $2,918 thousand for the three months ended June 30, 2007. Gross profit and operating income decreased due to a more competitive sales environment on home electronics.

Gross profit margin decreased from 25.58% in the three months ended June 30, 2007 to 18.83% in the three months ended June 30, 2008, a decrease of 6.75%.  Gross margin income decreased due to a more competitive sales environment on home electronics which caused the unit sales price to decrease.

d)           Shanghai Joy & Harmony Electronics Company Limited or “SJHE”

SJHE focuses on the selling, circulation and modern logistics of consumer electronics, including MP3 players, MP4 players, iPod, electronic dictionary, radios, and Walkman.

All amounts, except percentage of revenues, in thousands of U.S. dollars.

	Six months ended June 30,		Percentage
SJHE	2008	2007	Change
Revenue	$33,285	$33,974	(2.03)%
Gross Profit	$4,866	$5,644	(13.78)%
Gross Margin	14.62%	16.61%	(1.99)%
Operating Income	$3,757	$4,865	(22.77)%

	Three months ended June 30,		Percentage
SJHE	2008	2007	Change
Revenue	$17,309	$14,598	18.57%
Gross Profit	$2,688	$2,375	13.18%
Gross Margin	15.53%	16.27%	(0.74)%
Operating Income	$2,097	$2,058	1.90%

For the six months ended June 30, 2008, SJHE generated revenue of $33,285 thousand, a decrease of $689 thousand or 2.03% compared to $33,974 thousand for the six months ended June 30, 2007. Gross profit decreased $778 thousand or 13.78% from $5,644 thousand for the six months ended June 30, 2007 to $4,866 thousand for the six months ended June 30, 2008. Operating income was $3,757 thousand for the six months ended June 30, 2008, a decrease of $1,108 thousand or 22.77% compared to $4,865 thousand for the six months ended June 30, 2007. Such decreases in revenue, gross profit and operation income were primarily due to the unprecedented snow storm in China during the first two months of the year which created a backlog in our distribution channels.

For the three months ended June 30, 2008, SJHE generated revenue of $17,309 thousand, an increase of $2,711 thousand or 18.57% compared to $14,598 thousand for the three months ended June 30, 2007. Gross profit increased $313 thousand or 13.18% from $2,375 thousand for the three months ended June 30, 2007 to $2,688 thousand for the three months ended June 30, 2008. Operating income was $2,097 thousand for the three months ended June 30, 2008, an increase of $39 thousand or 1.90% compared to $2,058 thousand for the three months ended June 30, 2007. The increase in revenue, gross profit and operating income was due to the expansion of SJHE’s distribution networks, as well as opening of new stores.

Gross profit margin slightly decreased from 16.27% in the three months ended June 30, 2007 to 15.53% in the three months ended June 30, 2008, a decrease of 0.74%. The lower gross profit margin was due to increasing unit purchase prices and unit sales prices that did not increase as much as purchases.

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

We believe that the funds available to us are adequate to meet our operating needs for the remainder of 2008.

	Six months ended
	June 30, 2008	June 30, 2007
	(in thousands)	(in thousands)
Net cash (used in) provided by operating activities	$(1,774)	$12,908
Net cash (used in) investing activities	$(8)	$(62)
Effect of exchange rate change on cash and cash equivalents	$2,823	$386
Net increase in cash and cash equivalents	$1,041	$8,732
Cash and cash equivalents at beginning of period	$24,953	$6,499
Cash and cash equivalents at end period	$25,994	$15,231

Operating Activities

Net cash generated from operating activities decreased from $12,908 thousand for the three months ended June 30, 2007 to $(1,774) thousand for the three months ended June 30, 2008, approximately a 113.74% decrease.  The decrease was mainly attributable to several factors, including (i) the substantial increase in accounts receivable of $11,040 thousand in the three months ended June 30, 2008; (ii) the increase in inventory of $6,266 thousand in the three months ended June 30, 2008; (iii) the increase in income tax payable of $256 thousand in the three months ended June 30, 2008, offset by the increase in accounts payable and accrued expenses of $2,102 thousand.

	Six months ended
	June 30, 2008	June 30, 2007
	(in thousands)	(in thousands)
Sales Net	$78,515	$64,498

In view of increase in market competition, the Company successfully maintained a moderate increase in net sales, even though the repayment period from accounts receivable treads are  longer than before which resulted in a decrease in net cash generated from operating activities.

	Six months ended
	June 30, 2008	June 30, 2007
	(in thousands)	(in thousands)
a) Increase in inventory	$6,266	$2,094

b) Increase in Accounts Receivable	$11,040	$727

c) Increase in inventory and accounts receivables as a whole a) + b)	$17,306	$2,821

On the control side of distribution of products, the focus is always on the holding cost of inventory and the value of accounts receivable as a whole comparing to net sales.

	Six months ended
	June 30, 2008	June 30, 2007
	(in thousands)	(in thousands)
d) Accounts payable and accrued charges	$2,102	$1,092

	Six months ended
	June 30, 2008	June 30, 2007
	(in thousands)	(in thousands)
d) Accounts payable and accrued charges	$2,102	$1,092

The Company has developed its own brand name over the past years and has been successful in receiving support from its creditors.

The  Company used $4,420 thousand in operating activities for the six months ended June 30, 2008.

Investing Activities

Net cash used in investing activities decreased to $8 thousand during the three months ended June 30, 2008 from $62 thousand during the three months ended June 30, 2007, primarily due to the combined effect of decrease in purchase of additional office equipments and increase in proceeds from asset sales.

	Six months ended
	June 30, 2008	June 30, 2007
	(in thousands)	(in thousands)
Net cash used investment activities	$(8)	$(62)

The Company’s activities focused on the distribution of products.  As a result, investment in fixed assets were moderate and hence there is little effect to the utilization of cash resources over the period.

Financing Activities

The Company did not carry out any financing activities during the six months ended June 30, 2008 and 2007.

	Six months ended
	June 30, 2008	June 30, 2007
	(in thousands)	(in thousands)
Net change in cash and cash equivalents	$1,041	$8,732

	Six months ended
	June 30, 2008	June 30, 2007
	(in thousands)	(in thousands)
Cash and cash equivalent at June 30, 2007 and 2008	$25,994	$15,231

With effective internal control systems in place the Company maintained healthy net cash flows over period and achieved a healthy cash position of $25,994 thousand at June 30, 2008.

Since December 31, 2007, our accounts receivable balance increased due to a slow down in accounts receivable turnover, which was partly due to the impact of a slowdown in the global economy, so there has been a general decrease in customers’ ability to make payments quickly, it could have had an effect on our bad debt allowances. However, although such turnover slowed in comparison to prior periods, we took good control of accounts receivable by changing the contract terms only for our retail department store customers, where we maintain a store in-store model, to extend the period for repayment from 15 days to 30 days. The extension of repayment terms has lead to the increase in accounts receivable, but considering the extension is only for an additional 15 days, we don’t expect these accounts receivables to be long-term compared to other accounts receivable. For customers who want to further extend the repayment terms, we will carefully review customers’ credit, percentage of sales and payment history to determine whether we should extend the terms. If there is a high risk that the account receivables become uncollectible, we will not extend the repayment terms.

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

As a result of the unprecedented snow storm in 2008, there was a shortage of inventory available to our stores during the first quarter 2008.  This shortage had a negative impact on our first quarter sales for 2008.  As a precautionary measure, the Company decided to increase its level of inventory in order to maintain an adequate level for all stores in the event of other unexpected incidents.  The Company' has adopted a policy to appropriately increase its inventory to ensure sufficient product turnover  to meet customer’s demand and avoid a shortage of goods.  The increase in inventory has had a negative impact on cash flows and liquidity.  However, the Company firmly believes that the benefits of this change in policy outweighs the losses.  The Company believes that an appropriate increase in inventory level is a beneficial policy enhancing individual stores ability to response to sales change and in return building up the Company's goodwill thereby securing sales growth. This change in inventory policy will reduce the Company’s cash liquidity in the short term but it won’t affect the future cash flow in the long term.  The current economic environment will not affect the Company’s ability to sell inventory currently in hand because the Company has high inventory turnover. Days inventory on hand is approximately 38 days. Therefore, even if the economy environment changes, the Company can still sell inventory currently in hand within a short period.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second fiscal quarter of 2008 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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