Form 10-Q/A
period 2008-09-30
China 3C Group
filed 2009-05-11
CIK 1076784

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A to amend (a) Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part I, (b) Item 4 Controls and Procedures, of Part I and (c) the notes to the financial statements contained in the Report of Independent Registered Public Accounting Firm.

Except as specifically referenced herein, this Amendment No. 1 to Quarterly Report on Form 10-Q/A does not reflect any event occurring subsequent to November 10, 2008, the filing date of the original report.

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

Morgenstern, Svoboda & Baer, CPA’s, P.C.
Certified Public Accountants

New York, New York
November 4, 2008

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	(Unaudited)	(Audited)
	9/30/2008	12/31/2007
ASSETS
Current Assets
Cash and cash equivalents	$31,678,969	$24,952,614
Accounts receivable, net	19,543,726	8,077,533
Inventory	15,223,160	6,725,371
Advance to supplier	1,455,775	2,572,285
Prepaid expenses	107,537	382,769
Total Current Assets	68,009,167	42,710,572

Property & equipment, net	71,379	89,414
Goodwill	20,348,278	20,348,278
Refundable deposits	41,710	48,541
Total Assets	$88,470,534	$63,196,805

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$5,973,337	$3,108,235
Income tax payable	2,351,617	2,684,487
Total Current Liabilities	8,324,954	5,792,722

Stockholders’ Equity

Common stock, $.001 par value, 100,000,000 shares authorized, 52,673,938 and 52,673,938 issued and outstanding	52,674	52,674
Additional paid-in capital	19,465,776	19,465,776
Subscription receivable	(50,000)	(50,000)
Statutory reserve	7,234,295	7,234,295
Other comprehensive income	4,925,225	1,872,334
Retained earnings	48,517,610	28,829,004
Total Stockholders’ Equity	80,145,580	57,404,083
Total Liabilities and Stockholders’ Equity	$88,470,534	$63,196,805

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The adoption of this statement had no impact on the Company’s consolidated financial statements.

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

2009	$133,327
2010	$46,793
2011	$24,063

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

Note 11 – MAJOR CUSTOMERS AND CREDIT RISK

During the period ended September 30, 2008, no customer accounted for more than 10% of the Company’s sales or accounts receivable. At September 30, 2008 no vendor comprised more than 10% of the Company’s purchase or accounts payable.

Note 12 -   SEGMENT INFORMATION

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

The following tables present summarized information by segment (in thousands):

	Three Months Ended September 30, 2008
	Mobile Phones	Home Electronics	Office Communication Products	Consumer Electronics	Other	Total
Sales, net	$26,990	$17,266	$16,553	$18,248	$-	$79,057
Cost of sales	22,006	14,478	14,252	16,475	-	67,211
Gross profit	4,984	2,788	2,301	1,773	-	11,846
Income from operations	3,612	1,578	1,818	1,201	(93)	8,116
Total assets	$25,941	$21,919	$19,694	$19,500	$1,416	$88,470

	Three Months Ended September 30, 2007
	Mobile Phone	Home Electronics	Office Communication Product	Consumer Electronics	Other	Total
Sales, net	$17,269	$14,242	$14,129	$12,257	$-	$57,897
Cost of sales	13,758	9,929	11,403	10,024	-	45,114
Gross profit	3,511	4,313	2,726	2,233	-	12,783
Income from operations	2,962	(678)	2,241	1,905	3,497	9,927
Total assets	$13,901	$14,734	$11,681	$14,430	$1,727	$56,473

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
d)           Shanghai Joy & Harmony Electronics Company Limited or “Joy & Harmony”

a)           Yiwu Yong Xin Telecommunication Company Limited or “Yiwu”

Yiwu focuses on the selling, circulation and modern logistics of fax machines and cord phone products.

All amounts, except percentage of revenues, in thousands of U.S. dollars.

	Nine months ended September 30,		Percentage
Yiwu	2008	2007	Change
Revenue	$47,002	$48,744	(3.57)%
Gross Profit	$7,099	$7,440	(4.58)%
Gross Margin	15.10%	15.26%	(0.16)%
Operating Income	$5,230	$6,093	(14.16)%

	Three months ended September 30,		Percentage
Yiwu	2008	2007	Change
Revenue	$16,553	$14,129	17.16%
Gross Profit	$2,301	$2,726	(15.59)%
Gross Margin	13.90%	19.29%	(5.39)%
Operating Income	$1,818	$2,241	(18.88)%

For the nine months ended September 30, 2008, Yiwu generated revenue of $47,002 thousand, a decrease of $1,742 thousand or 3.57% compared to $48,744 thousand for the nine months ended September 30, 2007. Gross profit decreased $341 thousand or 4.58% from $7,440 thousand for the nine months ended September 30, 2007 to $7,099 thousand for the nine months ended September 30, 2008. Operating income was $5,230 thousand for the nine months ended September 30, 2008, a decrease of $863 thousand or 14.16% compared to $6,093 thousand for the nine months ended September 30, 2007. Such decreases in revenue, gross profit and operating income were primarily due to the unprecedented snow storm in China during the first two months of the year which created a backlog in our distribution channels.

For the three months ended September 30, 2008, Yiwu generated revenue of $16,553 thousand, an increase of $2,424 thousand or 17.16 % compared to $14,129 thousand for the three months ended September 30, 2007. Gross profit decreased $425 thousand or 15.59% from $2,726 thousand for the three months ended September 30, 2007 to $2,301 thousand for the three months ended September 30, 2008. Operating income was $1,818 thousand for the three months ended September 30, 2008, a decrease of $423 thousand or 18.88% compared to $2,241 thousand for the three months ended September 30, 2007.

Gross profit margin decreased from 19.29% to 13.90% for the three months ended September 30, 2008 compared to the same period in 2007.  Gross margin decreased due to the decrease in unit sales price caused by  promotional sales.

b)           Hangzhou Wang Da Electronics Company Limited or “Wang Da”

Wang Da focuses on the selling, circulation and modern logistics of cell phones, cell phones products, and digital products, including digital cameras, digital camcorders, PDAs, flash disks, and removable hard disks.

All amounts, except percentage of revenues, in thousands of U.S. dollars.

	Nine months ended September 30,		Percentage
Wang Da	2008	2007	Change
Revenue	$74,767	$63,441	17.85%
Gross Profit	$12,259	$10,391	17.98%
Gross Margin	16.40%	16.38%	0.02%
Operating Income	$8,530	$8,629	(1.15)%

	Three months ended September 30,		Percentage
Wang Da	2008	2007	Change
Revenue	$26,990	$17,269	56.29%
Gross Profit	$4,984	$3,511	41.95%
Gross Margin	18.47%	20.33%	(1.86)%
Operating Income	$3,612	$2,962	21.94%

For the nine months ended September 30, 2008, Wang Da generated revenue of $74,767 thousand, an increase of $11,326 thousand or 17.85% compared to $63,441 thousand for the nine months ended September 30, 2007. Gross profit increased $1,868 thousand or 17.98% from $10,391 thousand for the nine months ended September 30, 2007 to $12,259 thousand for the nine months ended September 30, 2008. Operating income was $8,530 thousand for the nine months ended September 30, 2008, a decrease of $99 thousand or 1.15 % compared to $8,629 thousand for the nine months ended September 30, 2007. The increase in revenue and gross profit were due to the expansion of Wang Da’s distribution networks, as well as opening of new stores, offset by the negative effect of  the unprecedented snow storm in China during the first two months of the year which created a backlog in our distribution channels.

For the three months ended September 30, 2008, Wang Da generated revenue of $26,990 thousand, an increase of $9.721 thousand or 56.29% compared to $17,269 thousand for the three months ended September 30, 2007. Gross profit increased $1,473 thousand or 41.95% from $3,511 thousand for the three months ended September 30, 2007 to $4,984 thousand for the three months ended September 30, 2008. Operating income was $3,612 thousand for the three months ended September 30, 2008, an increase of $650 thousand or 21.94% compared to $2,962 thousand for the three months ended September 30, 2007. The increase in revenue and gross profit were primarily due to the expansion of Wang Da’s distribution networks, as well as opening of new stores.

Gross profit margin decreased from 20.33% in the three months ended September 30, 2007 to 18.47% in the three months ended September 30, 2008, a decrease of 1.86%  The decrease was a result of a slight increase in promotional sales on cell phones within the Wang Da’s store in store locations.

c)           Hangzhou Sanhe Electronic Technology Limited or “Sanhe”

Sanhe focuses on the selling, circulation and modern logistics of home electronics, including DVD players, audio systems, speakers, televisions and air conditioners.

All amounts, except percentage of revenues, in thousands of U.S. dollars.

	Nine months ended September 30,		Percentage
Sanhe	2008	2007	Change
Revenue	$52,404	$48,503	8.04%
Gross Profit	$9,272	$12,446	(25.50)%
Gross Margin	17.69%	25.66%	(7.97)%
Operating Income	$5,841	$5,107	14.37%

	Three months ended September 30,		Percentage
Sanhe	2008	2007	Change
Revenue	$17,266	$14,242	21.23%
Gross Profit	$2,788	$4,313	(35.36)%
Gross Margin	16.15%	30.28%	(14.13)%
Operating Income	$1,578	$(678)	332.74%

For the nine months ended September 30, 2008, Sanhe generated revenue of $52,404 thousand, an increase of $3,901 thousand or 8.04% compared to $48,503 thousand for the nine months ended September 30, 2007. Gross profit decreased $3,174 thousand or 25.50% from $12,446 thousand for the nine months ended September 30, 2007 to $9,272 thousand for the nine months ended September 30, 2008. Operating income was $5,841 thousand for the nine months ended September 30, 2008, an increase of $734 thousand or 14.37 % compared to $5,107 thousand for the nine months ended September 30, 2007. The increase in revenue and operating income were due to the expansion of Sanhe’s distribution networks, as well as opening of new stores, offset by the negative effect of  the unprecedented snow storm in China during the first two months of the year which created a backlog in our distribution channels. Gross profit decreased due to a more competitive sales environment on home electronics which caused the unit sales price to decrease.

For the three months ended September 30, 2008, Sanhe generated revenue of $17,266 thousand, an increase of $3,024 thousand or 21.23% compared to $14,242 thousand for the three months ended September 30, 2007. Gross profit decreased $1,525 thousand or 35.36% from $4,313 thousand for the three months ended September 30, 2007 to $2,788 thousand for the three months ended September 30, 2008. Operating income was $1,578 thousand for the three months ended September 30, 2008, an increase of $2,256 thousand or 332.74% compared to $(678) thousand for the three months ended September 30, 2007. Gross profit decreased due to a more competitive sales environment on home electronics which caused the unit sales price to decrease.

Gross profit margin decreased from 30.28% in the three months ended September 30, 2007 to 16.15% in the three months ended September 30, 2008, a decrease of 14.13%.  Gross profit decreased due to a more competitive sales environment on home electronics which caused the unit sales price to decrease.

d)           Shanghai Joy & Harmony Electronics Company Limited or “Joy & Harmony”

Joy & Harmony focuses on the selling, circulation and modern logistics of consumer electronics, including MP3 players, MP4 players, iPod, electronic dictionary, radios, and Walkman.

All amounts, except percentage of revenues, in thousands of U.S. dollars.

	Nine months ended September 30,		Percentage
Joy & Harmony	2008	2007	Change
Revenue	$51,533	$46,231	11.47%
Gross Profit	$6,639	$7,877	(15.72)%
Gross Margin	12.88%	17.04%	(4.16)%
Operating Income	$4,958	$6,770	(26.77)%

	Three months ended September 30,		Percentage
Joy & Harmony	2008	2007	Change
Revenue	$18,248	$12,257	48.88%
Gross Profit	$1,773	$2,233	(20.60)%
Gross Margin	9.72%	18.22%	(8.50)%
Operating Income	$1,201	$1,905	(36.96)%

For the nine months ended September 30, 2008, Joy & Harmony generated revenue of $51,533 thousand, an increase of $5,302 thousand or 11.47% compared to $46,231 thousand for the nine months ended September 30, 2007. Gross profit decreased $1,238 thousand or 15.72% from $7,877 thousand for the nine months ended September 30, 2007 to $6,639 thousand for the nine months ended September 30, 2008. Operating income was $4,958 thousand for the nine months ended September 30, 2008, a decrease of $1,812 thousand or 26.77% compared to $6,770 thousand for the nine months ended September 30, 2007. Such increase in revenue was primarily due to the expansion of Joy & Harmony’s distribution networks, as well as opening of new stores. Gross profit and operation income decreased as a result of a slight increase in promotional sales.

For the three months ended September 30, 2008, Joy & Harmony generated revenue of $18,248 thousand, an increase of $5,991 thousand or 48.88% compared to $12,257 thousand for the three months ended September 30, 2007. Gross profit decreased $460 thousand or 20.60% from $2,233 thousand for the three months ended September 30, 2007 to $1,773 thousand for the three months ended September 30, 2008. Operating income was $1,201 thousand for the three months ended September 30, 2008, a decrease of $704 thousand or 36.96% compared to $1,905 thousand for the three months ended September 30, 2007. The increase in revenue was due to the expansion of Joy & Harmony’s distribution networks, as well as opening of new stores. Gross profit and operation income decreased as a result of a slight increase in promotional sales.

Gross profit margin decreased from 18.22% in the three months ended September 30, 2007 to 9.72% in the three months ended September 30, 2008, a decrease of 8.5%. The lower gross profit margin was due to increasing unit purchase prices and unit sales prices that did not increase as much as purchases. It was also attributable to the promotional sales that caused the unit sales price to decrease.

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

We believe that the funds available to us are adequate to meet our operating needs for the remainder of 2008.

	Nine months ended
	September 30, 2008	September 30, 2007
	(in thousands)	(in thousands)
Net cash (used in) provided by operating activities	$3,682	$13,845
Net cash (used in) investing activities	$(9)	$(62)
Net cash (used in) financing activities	$-	$(4,500)
Effect of exchange rate change on cash and cash equivalents	$3,053	$750
Net increase in cash and cash equivalents	$6,726	$10,033
Cash and cash equivalents at beginning of period	$24,953	$6,498
Cash and cash equivalents at end period	$31,679	$16,531

Operating Activities

Net cash generated from operating activities decreased from $13,845 thousand for the nine months ended September 30, 2007 to $3,682 thousand for the nine months ended September 30, 2008, approximately a 73.41% decrease.  The decrease was mainly attributable to several factors, including (i) the substantial increase in accounts receivable of $11,491 thousand in the nine months ended September 30, 2008; (ii) the increase in inventory of $8,498 thousand in the nine months ended September 30, 2008; and (iii) the increase in income tax payable of $333 thousand in the nine months ended September 30, 2008, offset by the increase in accounts payable and accrued expenses of $2,865 thousand and decrease in advance to suppliers of $1,117 thousand.

	Nine months ended
	September 30, 2008	September 30, 2007
	(in thousands)	(in thousands)
Sales Net	$79,057	$57,897

In view of increase in market competition, the Company successfully maintained a moderate increase in net sales, even though the repayment period from accounts receivable treads are  longer than before which resulted in a decrease in net cash generated from operating activities.

	Nine months ended
	September 30, 2008	September 30, 2007
	(in thousands)	(in thousands)
a) Increase in inventory	$8,498	$2,491

b) Increase in Accounts Receivable	$11,491	$1,305

c) Increase in inventory and accounts receivables as a whole a) + b)	$20,989	$3,796

On the control side of distribution of products, the focus is always on the holding cost of inventory and the value of accounts receivable as a whole comparing to net sales.

	Nine months ended
	September 30, 2008	September 30, 2007
	(in thousands)	(in thousands)
d) Accounts payable and accrued charges	$2,865	$47

The Company has developed its own brand name over the past years and has been successful in receiving support from its creditors.

The Company maintained its market and sales for the nine months ended September 30, 2008 and obtained the continued support from creditors in increasing in credits from them, the Company generated net cash from operating activities of $3,682 thousand for the nine months ended September 30, 2008.

Investing Activities

Net cash used in investing activities decreased to $9 thousand during the nine months ended September 30, 2008 from $63 thousand during the nine months ended September 30, 2007, primarily due to the combined effect of decrease in purchase of additional office equipments and increase in proceeds from asset sales.

	Nine months ended
	September 30, 2008	September 30, 2007
	(in thousands)	(in thousands)
Net cash (used in) investment activities	$(9)	$(63)

The Company’s activities focused on the distribution of products.  As a result, investment in fixed assets was moderate and hence there is little effect to the utilization of cash resources over the period.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2007 was $4,500 thousand which was payment for acquisition of Shanghai Joy and Harmony Electronics Co. Ltd. The Company did not carry out any financing activities during the nine month ended September 30, 2008.

	Nine months ended
	September 30, 2008	September 30, 2007
	(in thousands)	(in thousands)
Net cash (used in) financing activities	$(0)	$(4,500)

	Nine months ended
	September 30, 2008	September 30, 2007
	(in thousands)	(in thousands)
Net change in cash and cash equivalents	$6,726	$10,033

	Nine months ended
	September 30, 2008	September 30, 2007
	(in thousands)	(in thousands)
Cash and cash equivalent at September 30, 2008 and 2007	$31,679	$16,531

With effective internal control systems in place the Company maintained healthy net cash flows over period and achieved a healthy cash position of $31,679 thousand at September 30, 2008.

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

As a result of the unprecedented snow storm in China in 2008, there was a shortage of inventory available to our stores during the first quarter 2008.  This shortage had a negative impact on our first quarter sales for 2008.  As a precautionary measure, the Company decided to increase its level of inventory in order to maintain an adequate level for all stores in the event of other unexpected incidents.  The Company has adopted a policy to appropriately increase its inventory to ensure sufficient product turnover  to meet customer’s demand and avoid a shortage of goods.  The increase in inventory has had a negative impact on cash flows and liquidity.  However, the Company firmly believes that the benefits of this change in policy outweighs the losses.  The Company believes that an appropriate increase in inventory level is a beneficial policy enhancing individual stores ability to response to sales change and in return building up the Company’s goodwill thereby securing sales growth. This change in inventory policy will reduce the Company’s cash liquidity in the short term but it will not affect the future cash flow in the long term.  The current economic environment will not affect the Company’s ability to sell inventory currently in hand because the Company has high inventory turnover. Days inventory on hand is approximately 38 days. Therefore, even if the economy environment changes, the Company can still sell inventory currently in hand within a short period.

Capital Expenditures

Total capital expenditures for the first nine months of 2008 were $11,088 for purchase of fixed assets as compared to $63,057 for the first nine months of 2007.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third fiscal quarter of 2008 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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