Form 10-Q
period 2009-03-31
China 3C Group
filed 2009-05-15
CIK 1076784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2009

or

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

Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May 12, 2009 the registrant had 52,834,055 shares of common stock outstanding.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$28,667,084	$32,157,831
Accounts receivable, net	23,469,578	23,724,587
Inventories	11,339,434	8,971,352
Advances to suppliers	2,337,268	2,491,518
Prepaid expenses and other current assets	45,210	87,773
Total current assets	65,858,574	67,433,061
Property, plant and equipment, net	60,732	64,100
Goodwill	20,348,278	20,348,278
Deposit for acquisition of subsidiary	14,607,923	7,318,501
Refundable deposits	29,812	32,076
Total assets	$100,905,319	$95,196,016

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$8,766,553	$5,417,327
Income tax payable	1,197,700	2,140,624
Total liabilities	9,964,253	7,557,951

Stockholders' equity
Common stock, $0.001 par value, 100,000,000 million shares
authorized, 52,834,055 and 52,673,938 issued and outstanding as of
March 31, 2009 and December 31, 2008, respectively	52,834	52,674
Additional paid-in capital	19,465,616	19,465,776
Subscription receivable	(50,000)	(50,000)
Statutory reserve	11,109,379	11,109,379
Other comprehensive income	5,135,530	5,272,104
Retained earnings	55,227,707	51,788,132
Total stockholders' equity	90,941,066	87,638,065
Total liabilities and stockholders' equity	$100,905,319	$95,196,016

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008 (UNAUDITED)

	2009	2008
Net sales	$77,411,560	$68,153,455
Cost of sales	67,352,831	57,607,075
Gross profit	10,058,729	10,546,380
Selling, general and administrative expenses	5,486,276	2,986,044
Income from operations	4,572,453	7,560,336
Other (income) expense
Interest income	(29,108)	(36,095)
Other income	(148,127)	-
Other expense	111,222	12,813
Total other (income) expense	(66,013)	(23,282)
Income before income taxes	4,638,466	7,583,618
Provision for income taxes	1,198,891	1,810,573
Net income	3,439,575	5,773,045
Foreign currency translation adjustments	(136,574)	1,600,050
Comprehensive income	$3,303,001	$7,373,095

Net income available to common shareholders per share:
Basic	$0.07	$0.11
Diluted	$0.07	$0.11

Weighted average shares outstanding:
Basic	52,834,055	52,673,938
Diluted	52,834,055	53,073,938

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008  (UNAUDITED)

	2009	2008

CASH FLOW FROM OPERATING ACTIVITIES
Net income	$3,439,575	$5,773,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,648	9,946
Gain on asset disposition	-	(2,161)
Provision for bad debts	-	13,498
Stock based compensation	-	117,557
(Increase) / decrease in assets:
Accounts receivable	208,083	(6,740,422)
Other receivable	25,736	-
Inventories	(2,388,278)	(4,251,886)
Prepaid expenses and other current assets	16,712	587
Refundable deposits	2,186	(5,927)
Advance to suppliers	149,449	926,777
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	3,363,214	1,869,349
Income tax payable	(939,604)	(837,248)
Net cash provided by operating activities	3,883,721	(3,126,885)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,763)	(6,581)
Proceeds from asset sales	-	2,447
Deposit for acquisition of subsidiary	(7,289,422)	-
Net cash used in investing activities	(7,292,185)	(4,134)

Effect of exchange rate changes on cash and cash equivalents	(82,283)	1,600,050

Net increase (decrease) in cash	(3,490,747)	(1,530,969)
Cash, beginning of period	32,157,831	24,952,614
Cash, end of period	$28,667,084	$23,421,645

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$2,141,815	$2,647,821

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Note 1 - ORGANIZATION

China 3C Group (the “Company”) was incorporated on August 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited - BVI (“Capital”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang Yong Xin Digital Technology Company Limited (“Zhejiang”), Yiwu Yong Xin Communication Limited (“Yiwu”), Hangzhou Wang Da Electronics Company Limited (“Wang Da”), Hangzhou Sanhe Electronic Technology Limited (“Sanhe”), and Shanghai Joy & Harmony Electronics Company Limited (“Joy & Harmony”) were incorporated under the laws of Peoples Republic of China on July 11, 2005, July 18, 1997, March, 30, 1998, April 12, 2004, and August 20, 2003, respectively. On March 10, 2009 Zhejiang set up a new operating entity, Hangzhou Letong Digital Technology Co., Ltd. (“Letong”) to establish an electronic retail franchise operation for China 3C Group.

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

ORGANIZATION CHART

China 3C Group
(Nevada Company)
100% Equity Ownership
Capital Future
Development Limited
("Capital")
(BVI)
Contractual agreements
100% Equity Ownership
100% Equity Ownership
Zhejiang Yong Xin
Digital Technology
Company Limited
("ZYX")
(PRC)
Hangzhou Sanhe
Electronic Technology
Limited ("Sanhe")
(PRC)
Shanghai Joy &
Harmony Electronics
Company Limited
("Joy & Harmony")
(PRC)
90% Equity Ownership
90% Equity Ownership
100% Equity Ownership
Yiwu Yong Xin
Telecommunicati
on Company,
Limited ("Yiwu")
(PRC)
10% Equity Ownership
10% Equity Ownership
Hangzhou Wang Da
Electronics Company,
Limited ("Wang Da")
(PRC)
Hangzhou Letong
Digital Technology
Co., Ltd. ("Letong")
(PRC)

The Company is engaged in the business of resale and distribution of third party products and generates approximately 100% of our revenue from resale of items such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPods, electronic dictionaries, CD players, radio Walkmans and audio systems.

On December 19, 2008, China 3C Group’s subsidiaries, Zhejiang and Yiwu entered into an acquisition agreement (the “Jinhua Agreement”) with Jinhua Baofa Logistic Ltd., a company organized under the laws of the People’s Republic of China (“Jinhua”) and the shareholders of Jinhua, who own 100% of the equity interest in Jinhua in the aggregate. Pursuant to the Jinhua Agreement Zhejiang will acquire 90% and Yiwu will acquire 10% of the entire equity interests in Jinhua from the shareholders of Jinhua for a total purchase price of RMB 120,000,000 payable as follows: (i) RMB 50,000,000, within 10 business days after the execution of the Jinhua Agreement; (ii) RMB 50,000,000 within 10 business days following the completion of the audit of Jinhua’s financial statements for the fiscal year ending December 31, 2008, in accordance with generally accepted accounting principles in the U.S. (the “Audit”), which Audit shall be completed no later than March 31, 2009; and (iii) the remaining RMB 20,000,000 no later than three months after the completion of Jinhua’s Audit. The source of the cash to be used for the purchase of 100% of the equity of Jinhua will be from working capital of China 3C Group.

Jinhua was founded in 2001 and is a well-known transportation logistics company in Eastern China and has been a long time transportation provider for China 3C Group. Jinhua has approximately 280 customers and operates a fleet of more than 70 trucks and transports freight including electronics, machinery and equipment, metal products, chemical materials, garments and handicraft goods, in more than 20 cities in Eastern China. Its transportation service covers many of the most developed cities in the Eastern China region such as Shanghai, Hangzhou and Nanjing.

On April 4, 2009, Zhejiang and Yiwu entered into an amendment to the Jinhua Agreement (the “Amended Agreement”) with the shareholders of Jinhua. The Amended Agreement changed from March 31, 2009 to June 30, 2009 the date by which the parties have agreed that the Audit is required to be completed. In the event that the audit is not completed by June 30, 2009, the Agreement may be terminated.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  The Company’s functional currency is the Chinese Renminbi, however the accompanying condensed consolidated financial statements have been translated and presented in United States Dollars.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of China 3C Group and its wholly owned subsidiaries Capital, Wang Da, Yiwu, Joy & Harmony, and Sanhe and variable interest entity Zhejiang, collectively referred to as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

Currency Translation

The accounts of Zhejiang, Wang Da, Yiwu, Sanhe, and Joy & Harmony were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”). Such financial statements were translated into U.S. Dollars (“USD”) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to SFAS No. 52, all monetary assets and liabilities were translated at the ending exchange rate, non-monetary assets and stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported as other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” as a component of shareholders’ equity. Transaction gains and losses are reflected in the condensed consolidated income and comprehensive income statement.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts was $362,700 (unaudited) and $365,318 as of March 31, 2009 and December 31, 2008, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of March 31, 2009 and December 31, 2008, inventory consisted entirely of finished goods valued at $11,339,434 (unaudited) and $8,971,352, respectively.

Property, Plant & Equipment, net

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

Automotive	5 years
Office Equipment	5 years

As of March 31, 2009 and December 31, 2008, property and equipment consisted of the following:

	2009	2008
	(Unaudited)
Automotive	$132,627	$132,627
Office equipment	119,980	116,700
Sub Total	252,607	249,327
Less: accumulated depreciation	(191,875)	(185,227)
Total	$60,732	$64,100

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2009 and December 31, 2008, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the Company to disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

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

1.
Retail. Approximately 68% and 65% of the Company's revenue comes from sales to individual customers at outlets installed inside department stores etc. (i.e. store in store model) during the three months ended March 31, 2009 and 2008, respectively and is mainly achieved through two broad categories:

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

2.
Wholesale. Approximately 32% and 35% of the Company's revenue comes from wholesale during the three months ended March 31, 2009 and 2008, respectively. Recognition of wholesale income is based on the contract terms. In 2009, the main contract terms on wholesale were that payments be paid 10 days after receipt of goods and that ownership and all risks associated with the goods are transferred to the customers on the date of goods received

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

Shipping and handling fees

The Company follows Emerging Issues Task Force (“EITF”) No. 00-10, Accounting for Shipping and Handling Fees and Costs.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of general and administrative expenses which were $53,705 and $59,875 for the three months ended March 31, 2009 and 2008, respectively.

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

Management fees paid to the department stores under “store in store” model

Under the “store in store” business operation model, the Company may pay management fees to the department stores, which are in the form of service charges or “selling at an allowance (discount)”. The management fees are accounted for (1) in the form of service charges which are reflected in general and administrative expenses, or (2) in the form of “selling at an allowance (discount)”, as a deduction of sales, which means, the expenses are directly deducted at a certain percentage on sales. Such management fees were $485,520 and $218,400 in general and administrative expenses and deductions of $2,364,934 and $2,110,394 in sales for the three months ended March 31, 2009 and 2008, respectively.

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $56,836 and $107,353 for the three months ended March 31, 2009 and 2008.

Other Income

Other income was $148,127 for the three months ended March 31, 2009. Other income consists of the following:

Advertising service income	$103,220
Repair service income	14,756
Commission income from China Unicom	30,151
Total other income	$148,127

Advertising service income is the fee we receive from electronic product manufacturers when we advertise their products in our retail locations. Commission income from China Unicom is derived from the sales of China Unicom’s wireless service and products, i.e. rechargeable mobile phone cards.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Basic and Diluted Earnings per Share

Earnings per share are calculated in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. If convertible shares and stock options are anti-dilutive, the impact of conversion is not included in the diluted net income per share. Excluded from the calculation of diluted earnings per share for the three months ended March 31, 2009 was 50,000 options, as they were not dilutive.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement was effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of this statement had no effect on the Company’s consolidated financial statements.

In December 2007, FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS 141R changes how a reporting enterprise accounts for the acquisition of a business. SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. Effective January 1, 2009, the Company adopted SFAS 141(R). The adoption of SFAS 141(R) had no impact on the Company’s condensed consolidated financial statements but will have a material impact on future acquisitions. We will account for future business acquisitions in accordance with these standards.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.” This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company adopted SFAS 160 on January 1, 2009. The adoption of this statement had no effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. The Company adopted SFAS 161 on January 1, 2009. The adoption of this statement had no effect on the Company’s consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retroactive basis. This Statement did not have an effect on the Company’s consolidated financial statements.

On May 8, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature.  Management does not expect that this statement will have an effect on the Company’s consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. As provided in the FSP, unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective commencing in the year ended December 31, 2009. We are currently evaluating the requirements of EITF 03-6-1 as well as the impact of the adoption on our condensed consolidated financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-5, are no longer being considered indexed to the company’s own stock. Accordingly, adoption of EITF 07-5 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This Statement did not have an effect on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, "Interim Disclosures about Fair Value of Financial Instruments", or FSP 107-1, which will require that the fair value disclosures required for all financial instruments within the scope of SFAS 107, "Disclosures about Fair Value of Financial Instruments", be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 will be effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 is not expected to have a material affect.

Note 3 – ADVANCES TO SUPPLIERS

Advances to suppliers represent advance payments to suppliers for the purchase of inventory. As of March 31, 2009 and December 31, 2008, the Company paid $2,337,268 and $2,491,518, respectively, as advances to suppliers.

Note 4 - COMMON STOCK

On December 21, 2005, the Company announced a plan named the China 3C Group 2005 Equity Incentive Plan (the “2005 Plan”) for providing incentives to attract, retain and motivate eligible persons whose presence and potential contributions are important to the success of the Company. 5,000,000 shares of the Company’s common stock were allocated to the 2005 Plan.

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

The Company appointed Joseph Levinson to serve as a member of the Company’s Board of Directors on May 7, 2007. Joseph Levinson resigned as a member of the Company’s Board of Directors on January 27, 2009.  There were no disagreements between Mr. Levinson and the Company on any matter related to the Company’s operations, policies or practices which resulted in his resignation.  Pursuant to the Agreement dated May 3, 2007 the Company agreed to issue to Mr. Levinson, as compensation for his services, a monthly grant of 1,000 shares of the Company’s common stock.  The Company has issued 20,000 shares in total to M. Levinson representing the 1,000 share per month payments.  In addition, the Company agreed to grant Mr. Levinson the following awards under the 2005 Plan: (i) an initial annual grant of a stock option to purchase 300,000 shares of the Company’s common Stock, with an exercise price of $6.15 per share (the “2007 Stock Option”); and (ii) a subsequent annual grant of a stock option to purchase an additional 300,000 shares of the Company’s common stock, with an exercise price of $1.82 (the “2008 Stock Option”).  It was later determined that due to the expiration of the 2005 Plan on December 31, 2006, the 2007 Stock Option and the 2008 Stock Option could not be validly granted.  Pursuant to the terms of the Compensation Agreement dated as of November 27, 2008 between Mr. Levinson and the Company, Mr. Levinson acknowledged that the 2007 Stock Option and the 2008 Stock Option were not and could  not be granted and,  in consideration for his services as a Director accepted the issuance of 125,000 shares of the Company’s common stock.

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

Note 5 - STOCK WARRANTS, OPTIONS, AND COMPENSATION

The Company appointed Kenneth T. Berents to serve as a member of the Company’s Board of Directors on December 8, 2006.  Under the Board of Directors Agreement between the Company and Mr. Berents, dated December 8, 2006, the Company agreed to issue to Mr. Berents as a compensation for his services under the 2005 Plan, an initial grant of a stock option to purchase 50,000 shares of the Company’s common stock upon execution of the Board of Directors Agreement and an option to purchase 30,000 shares of the Company’s common stock on each anniversary of the Board of Directors Agreement , provided Mr. Berents is a member of the Board of Directors at such time.  It was later determined that due to the expiration of the 2005 Plan on December 31, 2006 the grants of stock options to Mr. Berents could not be validly granted.  In order to meet its obligations under the Board of Directors Agreement, the Company entered into the following agreements with Mr. Berents (i) Stock Option Agreement - Director Non-Qualified Stock Option dated as of December 1, 2008 and effective as of January 15, 2009 for the issuance of 50,000 shares of the Company’s common stock, with an exercise price of $4.29 per share under the Company’s 2008 Plan to Mr. Berents, (ii) Stock Option Agreement - Director Non-Qualified Stock Option dated as of December 1, 2008 and effective as of January 15, 2009 for the issuance of 30,000 shares of the Company’s common stock, with an exercise price of $4.27 per share under the Company’s 2008 Plan to Mr. Berents, and (iii) Stock Option Agreement - Director Non-Qualified Stock Option dated as of December 1, 2008 and effective as of January 15, 2009 for the issuance of 30,000 shares of the Company’s common stock, with an exercise price of $0.90 per share under the Company’s 2008 Plan to Mr. Berents.

The Company appointed Todd L. Mavis to serve as a member of the Company’s Board of Directors on January 2, 2007. Mr. Mavis resigned as a member of the Board of Directors effective as of December 17, 2007.  There were no disagreements between Mr. Mavis and the Company on any matter related to the Company’s operations, policies or practices which resulted in his resignation.   As a compensation for his services,  the Company agreed to issue to Mr. Mavis under the 2005 Plan, an initial annual grant of a stock option to purchase 50,000 shares of the Company’s common stock, with an exercise price of $3.80 per share (the “Mavis Stock Option”).  Under the Board of Directors Agreement between the Company and Mr. Mavis, dated January 2, 2007, in the event that Mr. Mavis is no longer a member of the Board of Directors, his exercise period for all vested options is twenty-four months from the anniversary date of his departure from the Board of Directors.  It was later determined that due to the expiration of the 2005 Plan on December 31, 2006 the Mavis Stock Option could not be validly granted.  Pursuant to the terms of the Stock Option Agreement with Todd L. Mavis dated as of April 21, 2009 between Mr. Mavis and the Company, Mr. Mavis was granted an option to purchase 50,000 shares of the Company’s common stock (the “New Mavis Stock Option”), for an exercise price per share of common stock equal to $3.46.  All or any part of the New Mavis Stock Option may be exercised by Mr. Mavis, no later than December 17, 2009.

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

The expected term represents the estimated average period of time that the options remain outstanding. The expected volatility is based on the historical volatility of the Company’s stock price. No dividend payouts were assumed, as the Company has no plans to declare dividends during the expected term of the stock options. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options. Based upon this calculation and pursuant to EITF 96-18, the Company recorded expenses of $117,557 for the three months ending March 31, 2008.

Note 6 - COMPENSATED ABSENCES

Regulation 45 of the labor laws in the People’s Republic of China (PRC) entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification, any unutilized leave is cancelled.

Note 7 - INCOME TAXES

The Company, through its subsidiaries, Zhejiang, Wang Da, Sanhe, Joy & Harmony and Yiwu, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses of approximately $2,503,752 as of March 31, 2009 for income tax purposes. However, a 100% allowance has been recorded on the deferred tax asset of approximately $851,000 due to uncertainty of its realization.

Pursuant to the PRC Income Tax Laws, from January 1, 2008, the Enterprise Income Tax (“EIT) is at a statutory rate of 25%.

The following is a reconciliation of income tax expense:

March 31, 2009	U.S.	State	International	Total
Current	$-	$-	$-	$1,198,891
Deferred	-	-	-	-
Total	$-	$-	$-	$1,198,891

March 31, 2009	U.S.	State	International	Total
Current	$-	$-	$-	$1,810,573
Deferred	-	-	-	-
Total	$-	$-	$-	$1,810,573

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	For the three months ended March 31,
	2009	2008
US statutory tax rate	34%	34%
Tax rate difference	(9%)	(9%)
Increase in valuation allowance	0.8%	(1%)
Effective rate	25.8%	24%

Note 8 - COMMITMENTS

The Company leases office facilities under operating leases that terminate through 2011. Rent expense for the three months ended March 31, 2009 and 2008 was $51,174 and $62,799, respectively. The future minimum obligations under these agreements are as follows by years as of March 31, 2009:

2009	$274,000
2010	72,400
2011	16,400

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

Statutory reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2009 and December 31, 2008, the Company had allocated $11,109,379 to these non-distributable reserve funds.

Note 10 - OTHER COMPREHENSIVE INCOME

The detail of other comprehensive income as included in stockholders’ equity at March 31, 2009 (unaudited) and December 31, 2008 are as follows is as follows:

	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income
Balance at December 31, 2007	$1,872,334	$1,872,334
Change for 2008	3,399,770	3,399,770
Balance at December 31, 2008	$5,272,104	$5,272,104
Change for first quarter 2009	(136,574)	(136,574)
Balance at March 31, 2009	$5,135,530	$5,135,530

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

Note 12 - MAJOR CUSTOMERS AND CREDIT RISK

During the three months ended March 31, 2009, no customer accounted for more than 10% of the Company’s sales or accounts receivable. At March 31, 2009 two (2) vendors comprised approximately 29% of the Company’s accounts payable.

During the three months ended March 31, 2008, no customer accounted for more than 10% of the Company’s sales or accounts receivable. At March 31, 2008 three (3) vendors comprised approximately 35% of the Company’s accounts payable.

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

The following tables present summarize information by segment (in thousands):

	Quarter Ended March 31, 2009
	Mobile Phones	Home Electronics	Office Communication Products	Consumer Electronics	Other	Total
Sales, net	$25,744	16,593	$15,802	$19,273	$-	$77,412
Cost of sales	22,784	13,344	14,105	17,120	-	67,353
Gross profit	2,960	3,249	1,697	2,153	-	10,059
Income from operations	1,116	1,138	502	1,279	537	4,572
Total assets	$16,679	$17,746	$16,598	$16,069	$33,813	$100,905

	Quarter Ended March 31, 2008
	Mobile Phones	Home Electronics	Office Communication Products	Consumer Electronics	Other	Total
Sales, net	$21,782	$16,890	$13,117	$16,364	$-	$68,153
Cost of sales	18,228	13,912	11,285	14,182	-	57,607
Gross profit	3,554	2,978	1,832	2,182	-	10,546
Income from operations	2,547	1,864	1,190	1,660	299	7,560
Total assets	$21,294	$18,269	$14,452	$16,818	$769	$71,602

Forward Looking Statements

We have included, and from time–to-time may make in our public filings, press releases or other public statements, certain statements, including, without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2.  In some cases, these statements are identifiable through the use of words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “project”, “target”, “can”, “could”, “may”, “should”, “will”, “would”, and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements.  In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others.  These forward-looking statements are not historical facts and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

China 3C Group was incorporated on August, 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited (“CFDL”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang Yong Xin Digital Technology Co., Ltd. (“Zhejiang”), Yiwu Yong Xin Communication Ltd. (“Yiwu”), Hangzhou Wandga Electronics Co., Ltd. (“Wang Da”), Hangzhou Sanhe Electronic Technology, Limited (“Sanhe”), and Shanghai Joy & Harmony Electronic Development Co., Ltd. (“SJHE”) were incorporated under the laws of Peoples Republic of China on July 11, 2005, July 18, 1997, March 30, 1998, April 12, 2004, and August 25, 2003, respectively. China 3C Group owns 100% of CFDL and CFDL own 100% of the capital stock of SJHE and Sanhe. Until August 14, 2007, when it made the change to its ownership structure described in the next paragraph in order to comply with certain requirements of PRC law, CFDL owned 100% of the capital stock of Zhenjiang. Zhejiang owns 90% and Yiwu owns 10% of Wang Da. Zhejiang owns 90% and Wang Da owns 10% of Yiwu. On March 10, 2009 Zhejiang set up a new operating entity, Hangzhou Letong Digital Technology Co., Ltd. (“Letong”) to establish an electronic retail franchise operation for China 3C Group. Collectively the seven corporations are referred to herein as the Company.

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

On December 19, 2008, China 3C Group’s subsidiaries, Zhejiang and Yiwu entered into an acquisition agreement (the “Jinhua Agreement”) with Jinhua Baofa Logistic Ltd., a company organized under the laws of the People’s Republic of China (“Jinhua”) and the shareholders of Jinhua, who own 100% of the equity interest in Jinhua in the aggregate. Pursuant to the Jinhua Agreement Zhejiang will acquire 90% and Yiwu will acquire 10% of the entire equity interests in Jinhua from the shareholders of Jinhua for a total purchase price of RMB 120,000,000 payable as follows: (i) RMB 50,000,000, within 10 business days after the execution of the Jinhua Agreement; (ii) RMB 50,000,000 within 10 business days following the completion of the audit of Jinhua’s financial statements for the fiscal year ending December 31, 2008, in accordance with generally accepted accounting principles in the U.S. (the “Audit”), which Audit shall be completed no later than March 31, 2009; and (iii) the remaining RMB 20,000,000 no later than three months after the completion of Jinhua’s Audit. The source of the cash to be used for the purchase of 100% of the equity of Jinhua will be from working capital of China 3C Group.

Jinhua was founded in 2001 and is a well-known transportation logistics company in Eastern China and has been a long time transportation provider for China 3C Group. Jinhua has approximately 280 customers and operates a fleet of more than 70 trucks and transports freight including electronics, machinery and equipment, metal products, chemical materials, garments and handicraft goods, in more than 20 cities in Eastern China. Its transportation service covers many of the most developed cities in the Eastern China region such as Shanghai, Hangzhou and Nanjing.

On April 4, 2009, Zhejiang and Yiwu entered into an amendment to the Jinhua Agreement (the “Amended Agreement”) with the shareholders of Jinhua. The Amended Agreement changed from March 31, 2009 to June 30, 2009 the date by which the parties have agreed that the Audit is required to be completed. In the event that the audit is not completed by June 30, 2009, the Agreement may be terminated.

Result of Operations

For the Three Months Ended March 31, 2009 and 2008

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

All dollar amounts reported here are in thousands:

a)           Yiwu Yong Xin Telecommunication Company Limited or “Yiwu”

Yiwu focuses on the selling, circulation and modern logistics of fax machines and cord phone products.

	Three months ended March 31,		Percentage
Yiwu	2009	2008	Change
Revenue	$15,802	$13,117	20.47%
Gross Profit	$1,697	$1,832	(7.37)%
Gross Margin	10.74%	13.97%	(3.23)%
Operating Income	$502	$1,190	(57.81)%

For the three months ended March 31, 2009, Yiwu generated revenue of $15,802 , an increase of $2,685  or 20.47% compared to $13,117  for the three months ended March 31, 2008.

Gross profit decreased $135  or 7.37% from $1,832  for the three months ended March 31, 2008 to $1,697  for the three months ended March 31, 2009. Gross profit margin decreased 3.23% from 13.97% in the three months ended March 31, 2008 to 10.74% in the three months ended March 31, 2009. The decrease was a result of lower unit sales price of fax machines and telephones due to a more competitive sales market.

Operating income was $502 for the three months ended March 31, 2009, a decrease of $688  or 57.81% compared to $1,190  for the three months ended March 31, 2008. Operating income decreased primarily due to decreased gross profit and increased operating expenses. The increase in operating expenses was primarily due to an increase in base salary for all staff. Other factors include an increase in marketing expenses, an increase in management fees paid to the department stores as well as additional expenses incurred to upgrade the sales counters in retail stores to enhance the business image.

b)           Hangzhou Wang Da Electronics Company Limited or “Wang Da”

Wang Da focuses on the selling, circulation and modern logistics of cell phones, cell phones products, and digital products, including digital cameras, digital camcorders, PDAs, flash disks, and removable hard disks.

	Three months ended March 31,		Percentage
Wang Da	2009	2008	Change
Revenue	$25,744	$21,782	18.18%
Gross Profit	$2,960	$3,554	(16.71)%
Gross Margin	11.50%	16.32%	(4.82)%
Operating Income	$1,116	$2,547	(56.18)%

For the three months ended March 31, 2009, Wang Da generated revenue of $25,744 , an increase of $3,962  or 18.18% compared to $21,782  for the three months ended March 31, 2008.

Gross profit decreased $594  or 16.71% from $3,554  for the three months ended March 31, 2008 to $2,960  for the three months ended March 31, 2009. Gross profit margin decreased from 16.32% in the three months ended March 31, 2008 to 11.50% in the three months ended March 31, 2009, a decrease of 4.82%.  The decrease was a result of lower unit sales price of cell phones due to a more competitive sales market.

Operating income was $1,116  for the three months ended March 31, 2009, a decrease of $1,431  or 56.18% compared to $2,547  for the three months ended March 31, 2008. Operating income decreased primarily due to decreased gross profit and increased operating expenses. The increase in operating expenses was primarily due to an increase in base salary for all staff. Other factors include an increase in marketing expenses, an increase in management fees paid to the department stores as well as additional expenses incurred to upgrade the sales counters in retail stores to enhance the business image.

c)           Hangzhou Sanhe Electronic Technology Limited or “Sanhe”

Sanhe focuses on the selling, circulation and modern logistics of home electronics, including DVD players, audio systems, speakers, televisions and air conditioners.

	Three months ended March 31,		Percentage
Sanhe	2009	2008	Change
Revenue	$16,593	$16,890	(1.76)%
Gross Profit	$3,249	$2,978	9.10%
Gross Margin	19.58%	17.63%	1.95%
Operating Income	$1,138	$1,864	(38.96)%

For the three months ended March 31, 2009, Sanhe generated revenue of $16,593 , a decrease of $297  or 1.76% compared to $16,890  for the three months ended March 31, 2008.

Gross profit increased $271  or 9.10% from $2,978  for the three months ended March 31, 2008 to $3,249  for the three months ended March 31, 2009. Gross profit margin increased from 17.63% in 2008 to 19.58% in 2009, an increase of 1.95%. The increase was a result of higher sales volume of DVD players and speakers which have higher gross margin compared to other home electronics products such as televisions and air conditioners.

Operating income was $1,138  for the three months ended March 31, 2009, a decrease of $726  or 38.96% compared to $1,864  for the three months ended March 31, 2008. Operating income decreased primarily due to higher operating expenses in the first quarter of 2009. The increase in operating expenses was primarily due to an increase in base salary for all staff. Other factors include an increase in marketing expenses, an increase in management fees paid to the department stores as well as additional expenses incurred to upgrade the sales counters in retail stores to enhance the business image.

d)           Shanghai Joy & Harmony Electronics Company Limited or “SJHE”

SJHE focuses on the selling, circulation and modern logistics of consumer electronics, including MP3 players, MP4 players, iPod, electronic dictionary, radios, and Walkman.

	Three months ended March 31,		Percentage
SJHE	2009	2008	Change
Revenue	$19,273	$16,364	17.78%
Gross Profit	$2,153	$2,182	(1.33)%
Gross Margin	11.17%	13.33%	(2.16)%
Operating Income	$1,279	$1,660	(22.97)%

For the three months ended March 31, 2009, SJHE generated revenue of $19,273 , an increase of $2,909  or 17.78% compared to $16,364  for the three months ended March 31, 2008.

Gross profit decreased $29  or 1.33% from $2,182  for the three months ended March 31, 2008 to $2,153  for the three months ended March 31, 2009. Gross profit margin decreased from 13.33% in 2008 to 11.17% in 2009, a decrease of 2.16%.  The slight decrease was due to a more competitive market in consumer digital products which caused the unit sales price to fall in the first quarter of 2009.

Operating income was $1,279  for the three months ended March 31, 2009, a decrease of $381  or 22.97% compared to $1,660  for the three months ended March 31, 2008. Operating income decreased primarily due to higher operating expenses in the first quarter 2009. The increase in operating expenses was primarily due to an increase in base salary for all staff. Other factors include an increase in marketing expenses , an increase in management fees paid to the department stores as well as additional expenses incurred to upgrade the sales counters in retail stores to enhance the business image.

Net Sales

Net sales for the three months ended on March 31, 2009 increased by 13.58%, to $77,412 compared with $68,153 for the three months ended March 31, 2008. We had a significant snowstorm in China during the first two months of 2008 which created a backlog in our distribution channels. Therefore, we had fewer sales in the first quarter 2008. Management believes that the sales revenue for the three months ended on March 31, 2009 is considered at a normal level.

Cost of Sales

Cost of sales for the three months ended on March 31, 2009 totaled $67,353compared to $57,607 for the three months ended on March 31, 2008, an increase of 16.92%. The increased cost of sales was a direct result of the increase in sales.

Gross Profit Margin

Gross profit margin for the three months ending March 31, 2009 was 12.99% compared to 15.47% for the three months ending March 31, 2008. The lower gross profit margin was because the unit sales prices for many electronic products decreased due to the highly competitive market environment but the purchase prices remained flat.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ending March 31, 2009 totaled $5,486 or approximately 7% of net sales, compared to $2,986 or approximately 4% of net sales for the three months ended March 31, 2008, an increase of 83.73%. The increase in operating expenses was primarily due to an increase in base salary for all staff. Other factors include an increase in marketing expenses, an increase in management fees paid to the department stores as well as additional expenses incurred to upgrade the sales counters in retail stores to enhance the business image.

Income from Operations

Income from operations for the three months ended March 31, 2009 was $4,572 or 5.91% of net sales as compared to income from operations of $7,560 or 11.09% of net sales for the three months ending March 31, 2008, a decrease of 39.52%. Lower gross margin and higher operating expenses were the key factors for the decrease in income from operations.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2009 was $1,199 as compared with $1,811 for the three months ended March 31, 2008. The decrease was attributed to the decrease in taxable income.

Net Income

Net income was $3,440 or 4.44% of net sales for the three months ended on March 31, 2009 compared to $5,773 or 8.47% of net sales for the three months ended on March 31, 2008, a decrease of 40.42%. Lower gross margin and high operating expenses were the critical factors which contributed to the decrease in net income.

Liquidity and Capital Resources

Operations and liquidity needs are funded primarily through cash flows from operations. Cash and cash equivalents were $28,667 at March 31, 2009, as compared to $23,422 at March 31, 2008, and compared to $32,158 at December 31, 2008.

We believe that the funds available to us are adequate to meet our operating needs for the remainder of 2009.

	Three months ended
	March 31, 2009	March 31, 2008
Net cash (used in) provided by operating activities	$3,883	$(3,127)
Net cash (used in) investing activities	$(7,292)	$(4)
Effect of exchange rate change on cash and cash equivalents	$(82)	$1,600
Net increase (decrease) in cash and cash equivalents	$(3,491)	$(1,531)
Cash and cash equivalents at beginning of period	$32,158	$24,953
Cash and cash equivalents at end period	$28,667	$23,422

Operating Activities

Net cash generated from operating activities was $3,883  for the three months ended March 31, 2009 compared to net cash used in operating activities of $3,127  for the three months ended March 31, 2008, approximately a 224.20% increase.  The increase was mainly attributable to several factors, including (i) net income of 3,440; (ii) the substantial increase in accounts payable and accrued expenses of $3,363; (iii) decrease in accounts receivable of $208 , offset by the increase in inventory of $2,388  and decrease in income taxes payable of $940  in the three months ended March 31, 2009.

	Three months ended
	March 31, 2009	March 31, 2008
a) Increase in accounts payable and accrued charges	$3,363	$1,869

The Company has developed its own brand name over the past years and has been successful in receiving support from its creditors.

	Three months ended
	March 31, 2009	March 31, 2008
b) Increase (decrease) in accounts receivable	$(208)	$6,740

In 2008, The Company extended the repayment terms with our customers from 15 days to 30 days. Therefore, we had an increase of $6,740  in accounts receivable during the three months ended March 31, 2008. During the three months ended March 31, 2009, the repayment term with our customers remained 30 days. For customers who want to extend the repayment terms, we will carefully review customers’ credit, percentage of sales and payment history to determine whether we should extend the terms. If there is a high risk that the account receivables become uncollectible, we will not extend the repayment terms.

Collection of debt is based on the terms of legal binding documents. Our account receivable department has periodically reviewed the allowance for doubtful accounts. The estimate of bad debt allowance is based on the aging of the receivables, the credit history and credit quality of the customers, the term of the contracts as well as the balance outstanding. If an account receivable item is considered highly probable that it is uncollectible, then it will be charged to bad debt immediately in that period.

	Three months ended
	March 31, 2009	March 31, 2008
c) Increase in inventory	$2,388	$4,252

As a result of the unprecedented snow storm in 2008, there was a shortage of inventory available to our stores during the first quarter 2008.  As a precautionary measure, the Company decided to increase its level of inventory in order to maintain an adequate level for all stores in the event of other unexpected incidents.  Therefore, inventory increased $4,252  in the first quarter 2008. During the first quarter 2009, inventory increased $2,388, the increase was due to our adjustment for cost of sales from Chinese accounting standards to US GAAP which led to increased inventory in the financial statements presented in accordance with US GAAP. The Company did not change its inventory policy in 2009 and the inventory turnover remained approximately 15 days.

As a result of the factors above, the Company generated $3,884  in operating activities for the three months ended March 31, 2009.

Investing Activities

Net cash used in investing activities increased to $7,292  in the first quarter 2009 from $4  in 2008. The significant increase was due to the second installment payment for acquisition of Jinhua Baofa Logistic Ltd, pursuant to the acquisition agreement dated December 29, 2008. The Company made the second installment payment in advance of its due date in order to change the business license registration of Jinhua.

	Three months ended
	March 31, 2009	March 31, 2008
Net cash (used in) investment activities	$(7,292)	$(4)

The source of the cash to be used for the purchase of 100% of the equity of Jinhua will be from working capital of China 3C Group.

Financing Activities

The Company did not carry out any financing activities during the three months ended March 31, 2009 and 2008.

	Three months ended
	March 31, 2009	March 31, 2008
Net change in cash and cash equivalents	$(3,491)	$(1,531)

	Three months ended
	March 31, 2009	March 31, 2008
	(in thousands)	(in thousands)
Cash and cash equivalent at March 31, 2009 and 2008	$28,667	$23,421

With effective internal control systems in place the Company maintained healthy net cash flows over period and achieved a healthy cash position of $28,667 thousand at March 31, 2009.

Capital Expenditures

Total capital expenditures for the first three months of 2009 were $3 for purchase of fixed assets as compared to $7 for the first three months of 2008.

Working Capital Requirements

Historically operations and short term financing have been sufficient to meet our cash needs. We believe we will be able to generate revenues from sales to provide the necessary cash flow to meet anticipated working capital requirements. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by the availability of financing products and raising capital.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiaries is RMB. The value of stockholders’ investment in our stock will be affected by the foreign exchange rate between U.S. dollars and RMB. To the extent we hold assets denominated in U.S. dollars any appreciation of the RMB against the U.S. dollar could result in a change to our statement of operations and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of RMB against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of stockholders’ investment in our company and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the price of our stock.

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between signing of sales contracts and settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating business. Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the foreign exchange rate at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

Interest Rate Risk

Changes in interest rates may affect the interest paid (or earned) and therefore affect our cash flows and results of operations. However, we do not believe that this interest rate change risk is significant.

Inflation

Inflation has not had a material impact on the Company’s business in recent years.

Currency Exchange Fluctuations

All of the Company’s revenues are denominated in Chinese Renminbi, as are expenses. The value of the RMB-to-U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s inter-bank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of Renminbi to U.S. dollars had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese Renminbi to the U.S. dollar. Under the new policy, Chinese Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. Recently there has been increased political pressure on the Chinese government to decouple the Renminbi from the United States dollar. At the recent quarterly regular meeting of People’s Bank of China, its Currency Policy Committee affirmed the effects of the reform on Chinese Renminbi exchange rate. Since February 2006, the new currency rate system has been operated; the currency rate of Renminbi has become more flexible while basically maintaining stable and the expectation for a larger appreciation range is shrinking. The Company has never engaged in currency hedging operations and has no present intention to do so.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of March 31, 2009, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first fiscal quarter of 2009 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company appointed Joseph Levinson to serve as a member of the Company’s Board of Directors on May 7, 2007. Joseph Levinson resigned as a member of the Company’s Board of Directors on January 27, 2009.  There were no disagreements between Mr. Levinson and the Company on any matter related to the Company’s operations, policies or practices which resulted in his resignation.  Pursuant to the Agreement dated May 3, 2007 the Company agreed to issue to Mr. Levinson, as compensation for his services, a monthly grant of 1,000 shares of the Company’s common stock.  The Company has issued 20,000 shares in total to M. Levinson representing the 1,000 share per month payments.  In addition, the Company agreed to grant Mr. Levinson the following awards under the China 3C Group 2005 Equity Incentive Plan (the “2005 Plan”): (i) an initial annual grant of a stock option to purchase 300,000 shares of the Company’s common Stock, with an exercise price of $6.15 per share (the “2007 Stock Option”); and (ii) a subsequent annual grant of a stock option to purchase an additional 300,000 shares of the Company’s common stock, with an exercise price of $1.82 (the “2008 Stock Option”).  It was later determined that due to the expiration of the 2005 Plan on December 31, 2006, the 2007 Stock Option and the 2008 Stock Option could not be validly granted.  Pursuant to the terms of the Compensation Agreement dated as of November 27, 2008 between Mr. Levinson and the Company, Mr. Levinson acknowledged that the 2007 Stock Option and the 2008 Stock Option were not and could  not be granted and,  in consideration for his services as a Director accepted the issuance of 125,000 shares of the Company’s common stock.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Document Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this  report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May, 2009.

CHINA 3C GROUP

By:	/s/ Zhenggang Wang
Name: Zhenggang Wang
Title: Chief Executive Officer and Chairman

Exhibit Index

Exhibit No.	Document Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).