Form 10-Q
period 2009-09-30
China 3C Group
filed 2009-11-16
CIK 1076784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2009

or

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

____________________________________________________________________________
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

As of November 13, 2009 the registrant had 54,831,327 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,303,125	$32,157,831
Accounts receivable, net	22,530,164	23,724,587
Inventories	8,229,254	8,971,352
Advances to suppliers	2,340,003	2,491,518
Prepaid expenses and other current assets	229,043	87,773
Total current assets	61,631,589	67,433,061
Property, plant and equipment, net	302,760	64,100
Goodwill	20,820,287	20,348,278
Deposit for acquisition of subsidiary	-	7,318,501
Refundable deposits	17,351	32,076
Intangible asset	14,908,204	-
Total assets	$97,680,191	$95,196,016

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$6,492,727	$5,417,327
Income tax payable	878,396	2,140,624
Due to shareholders	59	-
Total liabilities	$7,371,182	$7,557,951

Stockholders' equity
Common stock, $0.001 par value, 100,000,000 million shares
authorized, 53,931,327 and 52,673,938 issued and outstanding
as of September 30, 2009 and December 31, 2008, respectively	53,931	52,674
Additional paid-in capital	19,626,687	19,465,776
Subscription receivable	(50,000)	(50,000)
Statutory reserve	11,109,379	11,109,379
Other comprehensive income	5,178,360	5,272,104
Retained earnings	54,390,652	51,788,132
Total stockholders' equity	90,309,009	87,638,065
Total liabilities and stockholders' equity	$97,680,191	$95,196,016

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008 (UNAUDITED)

	2009	2008
Net sales	$172,492,520	$225,725,603
Cost of sales	152,400,772	190,457,324
Gross profit	20,091,748	35,268,279
Selling, general and administrative expenses	15,856,294	10,043,055
Income from operations	4,235,454	25,225,224

Other (income) expense
Interest income	(82,955)	(103,581)
Gain on disposal	-	(2,161)
Other income	(163,225)	(690,905)
Other expense	143,642	-
Total other (income) expense	(102,538)	(796,647)

Income before income taxes	4,337,992	26,021,871
Provision for income taxes	1,734,472	6,333,265
Net income	2,603,520	19,688,606
Foreign currency translation adjustments	(92,744)	3,052,891
Comprehensive income	$2,510,776	$22,741,497

Net income available to common shareholders per share:
Basic	$0.05	$0.37
Diluted	$0.05	$0.37

Weighted average shares outstanding:
Basic and Diluted	53,374,016	52,673,938
Basic and Diluted	53,374,016	53,073,938

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 and 2008 (UNAUDITED)

	2009	2008
Net sales	$43,955,024	$79,056,756
Cost of sales	39,942,479	67,210,574
Gross profit	4,012,545	11,846,182
Selling, general and administrative expenses	5,620,799	3,730,967
Income (loss) from operations	(1,608,254)	8,115,215

Other (income) expense
Interest income	(28,884)	(38,014)
Other income	(438)	(378,976)
Other expense	27,790	-
Total other (income) expense	(1,532)	(416,990)

Income (loss) before income taxes	(1,606,722)	8,532,205
Provision for income taxes	143,414	2,168,638
Net income (loss)	(1,750,136)	6,363,567
Foreign currency translation adjustments	35,907	230,251
Comprehensive income (loss)	$(1,714,229)	$6,593,818

Net income (loss) available to common shareholders per share:
Basic	$(0.03)	$0.12
Diluted	$(0.03)	$0.12

Weighted average shares outstanding:
Basic and Diluted	53,931,327	52,673,938
Basic and Diluted	53,931,327	53,073,938

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008 (UNAUDITED)

	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$2,603,520	$19,688,606
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	583,848	28,837
Amortization of intangible assets	345,050	-
Gain on asset disposition	-	(2,161)
Provision for bad debts	-	24,666
Stock based compensation	162,168	336,668
(Increase) / decrease in assets:
Accounts receivable	1,174,392	(11,490,859)
Other receivable	(41,839)	-
Inventories	734,375	(8,497,789)
Prepaid expenses and other current assets	(99,417)	(61,436)
Refundable deposits	14,684	6,831
Advance to suppliers	149,398	1,116,510
(Increase) / decrease in current liabilities:
Accounts payable and accrued expenses	1,136,874	2,865,102
Income tax payable	(1,259,830)	(332,870)
Net cash provided by (used in) operating activities	5,503,223	3,682,105

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	(798,973)	(11,088)
Proceeds from asset sales	-	2,447
Payment for acquisition of subsidiary - net of cash acquired	(7,784,494)	-
Net cash used in investing activities	(8,583,467)	(8,641)

CASH FLOW FROM FINANCING ACTIVITIES
Due to shareholders	59	-
Net cash provided by financing activities	59	-

Effect of exchange rate changes on cash and cash equivalents	(774,521)	3,052,891

Net increase (decrease) in cash	(3,854,706)	6,726,355
Cash, beginning of period	32,157,831	24,952,614
Cash, end of period	$28,303,125	$31,678,969

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$1,284,548	$6,666,135

Non cash transactions relating to acquisition
Purchased Goodwill	$472,009
Fair value of assets purchased less cash acquired	$16,779,317
Purchased intangible assets	$15,182,197
Net cash acquired in acquisition	$2,404,519

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Note 1 - ORGANIZATION

China 3C Group (the “Company”) was incorporated on August 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited - BVI (“Capital”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang Yong Xin Digital Technology Company Limited (“Zhejiang”), Yiwu Yong Xin Communication Limited (“Yiwu”), Hangzhou Wang Da Electronics Company Limited (“Wang Da”), Hangzhou Sanhe Electronic Technology Limited (“Sanhe”), and Shanghai Joy & Harmony Electronics Company Limited (“Joy & Harmony”) were incorporated under the laws of Peoples Republic of China (“PRC”) on July 11, 2005, July 18, 1997, March, 30, 1998, April 12, 2004, and August 20, 2003, respectively. On March 10, 2009 Zhejiang set up a new operating entity, Hangzhou Letong Digital Technology Co., Ltd. (“Letong”) to establish an electronic retail franchise operation for China 3C Group. On July 6, 2009, Zhejiang and Yiwu completed acquisition of Jinhua Baofa Logistic Ltd (“Jinhua”).  Jinhua was incorporated under the laws of PRC on December 27, 2001.

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

On August 3, 2006, Capital purchased 100% interest in Sanhe for a cash and stock transaction valued at approximately $8,750,000. The consideration consisted of 915,751 newly issued shares of the Company’s common stock and $5,000,000 in cash.

On November 28, 2006, Capital purchased 100% interest in Joy & Harmony for a cash and stock transaction valued at approximately $18,500,000. The consideration consisted of 2,723,110 shares of the Company’s common stock and $7,500,000 in cash.

On August 15, 2007, the Company changed its ownership structure. As a result, instead of Capital owning 100% of Zhejiang, Capital entered into contractual agreements with Zhejiang whereby Capital owns a 100% interest in the revenues of Zhejiang. Capital does not have an equity interest in Zhejiang, but enjoys all the economic benefits. Under this structure, Zhejiang is now a wholly foreign owned enterprise of Capital. The contractual agreements give Capital and its equity owners an obligation, and having ability to absorb, any losses, and rights to receive returns. Capital will be unable to make significant decisions about the activities of Zhejiang and cannot carry out its principal activities without financial support. These characteristics as defined in Accounting Standard Codification (“ASC”) Topic 810-10 , previously Financial Accounting Standards Board (“FASB”) Interpretation 46, Consolidation of Variable Interest Entities (VIEs), qualifies the business operations of Zhejiang to be consolidated with Capital and ultimately with China 3C Group. Zhejiang owns 90% of the issued and outstanding capital stock of each of Wang Da and Yiwu.

Acquisitions

On July 6, 2009, China 3C Group (“China 3C”) and its subsidiary Zhejiang and Yiwu purchased 100% interest of Jinhua for RMB 120 million (approximately $17.5 million) in cash.  Zhejiang acquired 90% and Yiwu acquired 10% of the entire equity interests in Jinhua.

Jinhua provides transportation logistics services to businesses. Jinhua operates primarily in Eastern China and covers many of the most developed cities in the Eastern China such as Shanghai, Hangzhou and Nanjing.

The purchase price and related allocation to the estimated fair values of the assets acquired and liabilities assumed, after proportionately allocating the goodwill resulting from the transaction in accordance with ASC 805 “Business Combinations”, previously Statement of Financial Accounts Standards (“SFAS”)  No. 141(R) is as follows:

Cash paid for acquisition of Jinhua Bao Fa	$17,507,514

Assets acquired :
Cash	$2,404,519
Accounts receivable, net	715,045
Other receivables, net	60,250
Prepaid expenses	133,534
Property, plant and equipment	216,282
Intangible asset - transportation network	15,182,197
Goodwill	472,009
Assets acquired	19,183,836

Liabilities assumed:
Accounts payable	315,165
Accrued expenses and other payables	546,748
Income taxes payable	58
Due to shareholders	814,351
Liabilities assumed	1,676,322

Net assets acquired	$17,507,514

Following the acquisition of Jinhua, the Company began providing logistic service to businesses in addition to its traditional business of resale and distribution of third party products such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPods, electronic dictionaries, CD players, radio Walkmans and audio systems.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  The Company’s functional currency is the Chinese Renminbi, however, the accompanying consolidated financial statements have been translated and presented in United States Dollars.

Principles of Consolidation

The consolidated financial statements include the accounts of China 3C Group and its wholly owned subsidiaries Capital, Wang Da, Yiwu, Joy & Harmony, Sanhe, Jinhua and variable interest entity Zhejiang, collectively referred to as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

Currency Translation

The accounts of Zhejiang, Wang Da, Yiwu, Joy & Harmony, Sanhe and Jinhua were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”). Such financial statements were translated into U.S. Dollars (“USD”) in accordance with ASC 830-30 “Translation of Financial Statements”, previously SFAS No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to SFAS No. 52, all monetary assets and liabilities were translated at the ending exchange rate, non-monetary assets and stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported as other comprehensive income in accordance with ASC 220 “Comprehensive Income”, previously SFAS  No. 130, “Reporting Comprehensive Income,” as a component of shareholders’ equity. Transaction gains and losses are reflected in the condensed consolidated income and comprehensive income statement.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts was $397,407 (unaudited) and $365,318 as of September 30, 2009 and December 31, 2008, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of September 30, 2009 and December 31, 2008, inventory consisted entirely of finished goods valued at $8,229,254 (unaudited) and $8,971,352, respectively.

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

Automotive	5 years
Office Equipment	5 years

As of September 30, 2009 and December 31, 2008, property and equipment consisted of the following:

	2009	2008
	(Unaudited)
Automotive	$876,653	$132,627
Office equipment	131,561	116,700
Leasehold improvement	60,297	-
Plant and machinery	3,324	-
Sub Total	1,071,835	249,327
Less: accumulated depreciation	(769,075)	(185,227)
Total	$302,760	$64,100

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360 “Property, Plant and Equipment”, previously SFAS No. 144,”Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2009 and December 31, 2008, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

ASC 825 “Financial Instruments”, previously SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires the Company to disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

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

1.
Retail. 67.5%, 68%, 68.5% and 66.7% of the Company’s revenue comes from sales to individual customers at outlets installed inside department stores etc. (i.e. store in store model) during the three and nine months ended September 30, 2009 and 2008, respectively and is mainly achieved through two broad categories:

a.
Purchase contracts. The terms for sales by purchase contracts changed from 30 days to 45 days from the transfer of goods to the customer in the second quarter 2009. Under this method, the Company delivers goods to places designated by the customers and receives confirmation of delivery. At that time, ownership and all risks associated to the goods are transferred to the customers and payment is made within the terms. The Company relieves its inventory and recognizes revenue upon receipt of confirmation from the customer.

b.
Point of sale transfer of ownership. Under this method, the Company’s products are placed in third party stores and sold by the Company’s sales people. Upon purchase of the item by the customer, the Company relieves its inventory and recognizes revenue related to that item.

2.
Wholesale. 32.5% and 32%, 31.5% and 33.3% of the Company’s revenue comes from wholesale during the three and nine months ended September 30, 2009 and 2008, respectively. Recognition of wholesale income is based on the contract terms. The main contract terms on wholesale changed from 10 days to 15 days after receipt of goods in the second quarter 2009 and that ownership and all risks associated with the goods are transferred to the customers on the date of goods received.

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

2.	Wholesale:

a.
Revenue is recognized at the date the goods are received by the wholesale customers. We operate our wholesale business by selling large volume orders to second-tier distributors and large department stores. Revenues from wholesale are recognized as net sales after confirmation with distributors. Net sales already take into account revenue dilution as they exclude inventory credit, discount from early payment, product obsolescence and return of products and other allowances. Net sales also take into account the return of products in accordance with relevant laws and regulations in China.

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

In light of the aforesaid PRC laws and regulations and the Company’s arrangements with suppliers, we do not provide an accrual for any estimated losses on subsequent sale of the return of products.  As a result we do not engage in assessing levels of inventory in the distribution channel, product obsolescence and/or introductions of new products, as none of those factors have any impact on us with respect to estimating losses on subsequent sale of returned goods.  Third party market research report and consumer demand study is not used to make estimates of goods returned.

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

Shipping and handling fees

The Company follows ASC 605-45, “Handling Costs, Shipping Costs”, previously Emerging Issues Task Force (“EITF”) No. 00-10, Accounting for Shipping and Handling Fees and Costs.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of general and administrative expenses. During the three and nine months ended September 30, 2009 and 2008, the Company incurred shipping and handling fees and costs of $64,292, $60,939, $167,592 and $180,346, respectively.

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

Management fees paid to the department stores under “store in store” model

Under the “store in store” business operation model, the Company may pay management fees to the department stores, which are in the form of service charges or “selling at an allowance (discount)”. The management fees are accounted for (1) in the form of service charges which are reflected in general and administrative expenses, or (2) in the form of “selling at an allowance (discount)”, as a deduction of sales, which means, the expenses are directly deducted at a certain percentage on sales. Such management fees accounted as general and administrative expenses were $248,167, $454,618, $978,076 and $1,061,554 during the three and nine months ended September 30, 2009 and 2008, respectively. Management fees accounted for deductions of sales were $1,330,775, $2,513,078, $5,576,230 and $7,126,516 in sales for the three and nine months ended September 30, 2009 and 2008, respectively.

Share Based Payment

The Company adopted ASC 718-10, “Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $125,010, $94,114, $253,308 and $290,659 for the three and nine months ended September 30, 2009 and 2008, respectively.

Other Income

Other income consists of the following:

	Nine months ended September 30,
	2009	2008
Advertising service income	$103,220	$523,009
Repair service income	29,415	14,352
Commission income from China Unicom	30,151	153,544
Others	439	-
Total other income	$163,225	$690,905

	Three months ended September 30,
	2009	2008
Advertising service income	$-	$287,748
Repair service income	-	14,352
Commission income from China Unicom	-	76,876
Others	438	-
Total other income	$438	$378,976

Advertising service income is the fee we receive from electronic product manufacturers when we advertise their products in our retail locations. Commission income from China Unicom is derived from the sales of China Unicom’s wireless service and products, i.e. rechargeable mobile phone cards.

Income Taxes

The Company utilizes ASC 740 “Income Taxes”, previously SFAS No. 109, “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Basic and Diluted Earnings (Loss) per Share

Earnings (loss) per share are calculated in accordance with ASC 260, “Earnings per Share”, previously SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (losses) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. If convertible shares and stock options are anti-dilutive, the impact of conversion is not included in the diluted net income per share. Excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2009 was 50,000 options, as they were not dilutive.

Statement of Cash Flows

In accordance with ASC 230 “Statement of Cash Flows”, previously SFAS No. 95, “Statement of Cash Flows”, cash flows from the Company’s operations are calculated based upon the functional currency, in our case the CNY. As a result, amounts related to changes in assets and liabilities reported on the statement of cash flows will not necessarily agree with the changes in the corresponding balances on the balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base, most of which is in China. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Segment Reporting

ASC 280, “Segment Reporting”, previously SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company operates in five segments (see Note 15).

Recent Accounting Pronouncements

ASC 805 “Business Combinations”, previously SFAS No. 141(R) “Business Combinations”. SFAS No. 141(R) changes how a reporting enterprise accounts for the acquisition of a business. SFAS 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. Effective January 1, 2009. ASC 805 revised SFAS No. 141, “Business Combinations” and addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. The Company adopted ASC 805. The Company accounted for the acquisition of Jinhua in accordance with these standards.

ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statement”.  This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company adopted SFAS 160 on January 1, 2009. The adoption of this statement had no effect on the Company’s consolidated financial statements.

ASC 815 “Derivatives and Hedging”, previously SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. The Company adopted SFAS 161 on January 1, 2009. The adoption of this statement had no effect on the Company’s consolidated financial statements.

ASC 825 “Financial Instruments”, previously FSP SFAS No. 107-1 “Interim Disclosures about Fair Value of Financial Instruments”. The guidance requires that the fair value disclosures required for all financial instruments within the scope of SFAS 107, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 was effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 did not  have a material affect on the Company’s consolidated financial statements.

ASC 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”. SFAS No. 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 and it will have an effect on our financial statements.

ASC 860 “Transfers and servicing”, previously SFAS No. 166 “Accounting for Transfers of Financial Assets”. SFAS No. 166 requires more information about transfers of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

ASC 810 “Consolidation”, previously SFAS NO. 167 “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167 will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. We are in the process of evaluating the effect, if any, the adoption of SFAS No. 167 will have on our financial statements.

FASB Accounting Standards Codification (Accounting Standards Update “ASU” 2009-1). In June 2009, the  FASB approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

Note 3 – ADVANCES TO SUPPLIERS

Advances to suppliers represent advance payments to suppliers for the purchase of inventory. As of September 30, 2009 and December 31, 2008, the Company paid $2,340,003 (unaudited) and $2,491,518, respectively, as advances to suppliers.

Note 4– ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2009 (unaudited) and December 31, 2008 consist of the following:

	2009	2008
Accounts payable	$4,303,571	$2,753,728
Accrued expenses and other payable	2,107,526	1,839,806
VAT tax payable	81,630	823,793
Total	$6,492,727	$5,417,327

Note 5 - DUE TO SHAREHOLDERS

On September 30, 2009 and December 31, 2008, the Company had advances from shareholders of $59 and $0, respectively. The advances do not bear interest.

Note 6 - COMMON STOCK

The Company appointed Joseph Levinson to serve as a member of the Company’s Board of Directors (“Board”) on May 7, 2007. Joseph Levinson resigned as a member of the Company’s Board on January 27, 2009.  There were no disagreements between Mr. Levinson and the Company on any matter related to the Company’s operations, policies or practices which resulted in his resignation.  Pursuant to an agreement dated May 3, 2007 the Company agreed to issue to Mr. Levinson, as compensation for his services, a monthly grant of 1,000 shares of the Company’s common stock.  The Company has issued 20,000 shares in total to M. Levinson representing the 1,000 share per month payments.  In addition, the Company agreed to grant Mr. Levinson the following awards under the China 3C 2005 Equity Incentive Plan: (i) an initial annual grant of a stock option to purchase 300,000 shares of the Company’s common stock, with an exercise price of $6.15 per share (the “2007 Stock Option”); and (ii) a subsequent annual grant of a stock option to purchase an additional 300,000 shares of the Company’s common stock, with an exercise price of $1.82 (the “2008 Stock Option”).  It was later determined that due to the expiration of the China 3C 2005 Equity Incentive Plan on December 31, 2006, the 2007 Stock Option and the 2008 Stock Option could not be validly granted.  Pursuant to the terms of the Compensation Agreement dated as of November 27, 2008 between Mr. Levinson and the Company, Mr. Levinson acknowledged that the 2007 Stock Option and the 2008 Stock Option were not and could  not be granted and  in consideration for his services as a Director accepted the issuance of 125,000 shares of the Company’s common stock.

On January 15, 2009, the Company’s Board adopted the China 3C Group, Inc. 2008 Omnibus Securities and Incentive Plan (the “2008 Plan”).  The 2008 Plan provides for the granting of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant.  Under the 2008 Plan 2,000,000 shares of the Company’s common stock are available for issuance for awards.  Each award shall remain exercisable for a term of ten (10) years from the date of its grant. The price at which a share of common stock may be purchased upon exercise of an option shall not be less than the closing sales price of the common stock on the date such option is granted.  The 2008 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it is adopted by the of Directors. In May 2009, the Company issued 1,097,272 shares of common stocks under the 2008 Plan. For the three months and nine months ended September 30, 2009, the Company recognized $162,168 compensation expenses and there was $810,844 of unrecognized compensation expense related to the nonvested stocks as of September 30, 2009. The cost is expected to be recognized over a three year period.

Note 7 - STOCK WARRANTS, OPTIONS, AND COMPENSATION

The Company appointed Kenneth T. Berents to serve as a member of the Company’s Board on December 8, 2006.  Under the Board Agreement between the Company and Mr. Berents, dated December 8, 2006, the Company agreed to issue to Mr. Berents as a compensation for his services under the 2005 Plan, an initial grant of a stock option to purchase 50,000 shares of the Company’s common stock upon execution of the Board Agreement and an option to purchase 30,000 shares of the Company’s common stock on each anniversary of the Board Agreement  provided Mr. Berents is a member of the Board at such time.  It was later determined that due to the expiration of the 2005 Plan on December 31, 2006 the grants of stock options to Mr. Berents could not be validly granted.  In order to meet its obligations under the Board Agreement, the Company entered into the following agreements with Mr. Berents (i) Stock Option Agreement - Director Non-Qualified Stock Option dated as of December 1, 2008 and effective as of January 15, 2009 for the issuance of 50,000 shares of the Company’s common stock, with an exercise price of $4.29 per share under the Company’s 2008 Plan to Mr. Berents, (ii) Stock Option Agreement - Director Non-Qualified Stock Option dated as of December 1, 2008 and effective as of January 15, 2009 for the issuance of 30,000 shares of the Company’s common stock, with an exercise price of $4.27 per share under the Company’s 2008 Plan to Mr. Berents, and (iii) Stock Option Agreement - Director Non-Qualified Stock Option dated as of December 1, 2008 and effective as of January 15, 2009 for the issuance of 30,000 shares of the Company’s common stock, with an exercise price of $0.90 per share under the Company’s 2008 Plan to Mr. Berents.

The Company appointed Todd L. Mavis to serve as a member of the Company’s Board on January 2, 2007. Mr. Mavis resigned as a member of the Board effective as of December 17, 2007.  There were no disagreements between Mr. Mavis and the Company on any matter related to the Company’s operations, policies or practices which resulted in his resignation.   As a compensation for his services, the Company agreed to issue to Mr. Mavis under the 2005 Plan, an initial annual grant of a stock option to purchase 50,000 shares of the Company’s common stock, with an exercise price of $3.80 per share (the “Mavis Stock Option”).  Under the Board Agreement between the Company and Mr. Mavis, dated January 2, 2007, in the event that Mr. Mavis is no longer a member of the Board, his exercise period for all vested options is twenty-four months from the anniversary date of his departure from the Board.  It was later determined that due to the expiration of the 2005 Plan on December 31, 2006 the Mavis Stock Option could not be validly granted.  Pursuant to the terms of the Stock Option Agreement with Todd L. Mavis dated as of April 21, 2009 between Mr. Mavis and the Company, Mr. Mavis was granted an option to purchase 50,000 shares of the Company’s common stock (the “New Mavis Stock Option”), for an exercise price per share of common stock equal to $3.46.  All or any part of the New Mavis Stock Option may be exercised by Mr. Mavis, no later than December 17, 2009.

Stock options— All issued options issued have a ten-year life and were fully vested upon issuance. The option holder has no voting or dividend rights. The grant price was equal the market price at the date of grant. The Company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the date of grant stock option pricing.

The expected term represents the estimated average period of time that the options remain outstanding. The expected volatility is based on the historical volatility of the Company’s stock price. No dividend payouts were assumed, as the Company has no plans to declare dividends during the expected term of the stock options. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options. Based upon this calculation and pursuant to ASC 505-50 “ Equity Based Payment to Non-employees”, previously EITF 96-18, the Company recorded expenses of $336,668 and a $899,952 for the three  and nine months ended September 30, 2008, respectively and none for 2009.

The Company did not grant any options during the nine months ended September 30, 2009 and 2008.

Note 8 - COMPENSATED ABSENCES

Regulation 45 of the labor laws in the People’s Republic of China (PRC) entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification, any unutilized leave is cancelled.

Note 9 - INCOME TAXES

The Company, through its subsidiaries, Zhejiang, Wang Da, Sanhe, Joy & Harmony, Yiwu and Jinhua is governed by the Income Tax Laws of the PRC.

The US entity, China 3C Group, Inc is subject to the United States federal income tax at a tax rate of 34%. The US entity has incurred net accumulated operating losses of approximately $2,741,500 as of September 30, 2009 for income tax purposes. The US entity does not conduct any operations and only incurs public expenses every year.  Therefore, it is more likely  than  not  that all of the Company’s  deferred  tax  assets  will  not be realized. A 100% allowance was recorded on the deferred tax asset of approximately $932,000.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and nine months ended September 30, 2009 and 2008.

Pursuant to the PRC Income Tax Laws, from January 1, 2008, the Enterprise Income Tax is at a statutory rate of 25%.

The following is a reconciliation of income tax expense for the nine months ended September 30, 2009 and 2008:

2009	U.S.	State	International	Total
Current	$-	$-	$1,734,472	$1,734,472
Deferred	-	-	-	-
Total	$-	$-	$1,734,472	$1,734,472

2008	U.S.	State	International	Total
Current	$-	$-	$6,333,265	$6,333,265
Deferred	-	-	-	-
Total	$-	$-	$6,333,265	$6,333,265

The following is a reconciliation of income tax expense for the three months ended September 30, 2009 and 2008:

2009	U.S.	State	International	Total
Current	$-	$-	$143,414	$143,414
Deferred	-	-	-	-
Total	$-	$-	$143,414	$143,414

2008	U.S.	State	International	Total
Current	$-	$-	$2,168,638	$2,168,638
Deferred	-	-	-	-
Total	$-	$-	$2,168,638	$2,168,638

During the three months ended September 30, 2009, Wan Da, Sanhe, Joy & Harmony, Yiwu and Zhejiang had operating losses and therefore no income tax expenses. Jinhua was the only subsidiary that reported an operating income during the three months ended September 30, 2009 and incurred income tax expense of $143,414.

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	For the nine months ended September 30,
	2009	2008
US statutory tax rate	34.0%	34.0%
Tax rate difference	(9.0%)	(9.0%)
other	1.5%	(0.7)
Effective rate	26.5%	24.3%

	For the three months ended September 30,
	2009	2008
US statutory tax rate	34.0%	34.0%
Tax rate difference	(9.0%)	(9.0%)
other	(1.3%)	0.4%
Effective rate	23.7%	25.4%

Note 10 - COMMITMENTS

The Company leases office facilities under operating leases that terminate through 2011. Rent expense for the three and nine months ended September 30, 2009 and 2008 was $68,018, $62,203, $119,192 and $125,002, respectively. The future minimum obligations under these agreements are as follows by years as of September 30, 2009:

2010	$1,237,000
2011	178,000
2012	57,000
Total	$1,472,000

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

Statutory reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2009 and December 31, 2008, the Company had allocated $11,109,379 to these non-distributable reserve funds.

Note 12 - OTHER COMPREHENSIVE INCOME

The detail of other comprehensive income as included in stockholders’ equity at September 30, 2009 (unaudited) and December 31, 2008 are as follows:

Foreign
Currency
Translation
Adjustment
Balance at December 31, 2007	$1,872,334
Change for 2008	3,399,770
Balance at December 31, 2008	5,272,104
Change for nine months ended September 30, 2009	(93,744)
Balance at September 30, 2009	$5,178,360

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

Note 14 - MAJOR CUSTOMERS AND CREDIT RISK

During the nine and three months ended September 30, 2009 and 2008, no customer accounted for more than 10% of the Company’s sales or accounts receivable. At September 30, 2009 and 2008, no vendor accounted for more than 10% of the Company’s accounts payable.

Note 15 -   SEGMENT INFORMATION

We separately operate and prepare accounting and other financial reports to management for five major business organizations (Wang Da, Sanhe, Yiwu, Joy & Harmony and Jinhua). Each of the operating companies has different products and service.  Wang Da sells mainly mobile phones, Sanhe sells mainly home appliances, Yiwu sells mainly office communication products, Joy & Harmony sells mainly consumer electronics and Jinhua provides transportation logistics to businesses. All segments are accounted for using the same principles as described in Note 2.

We identified five reportable segments required by SFAS 131: (1) mobile phones, (2) home electronics, (3) office communication products, (4) consumer electronics and (5) logistics.

The following tables present summarized information by segment (in thousands):

	Three Months Ended September 30, 2009
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
Sales, net	$9,776	$11,948	$8,865	$10,267	$2,974	$125	$43,955
Cost of sales	8,971	10,485	8,201	10,107	2,065	113	39,942
Gross profit	805	1,463	664	160	909	12	4,013
Income from operations	(356)	(338)	(36)	(643)	604	(839)	(1,608)
Total assets at September 30, 2009	$14,932	$13,366	$13,648	$15,615	$4,212	$35,907	$97,680

	Nine Months Ended September 30, 2009
	Mobile	Home	Communication	Consumer
	Phones	electronics	Products	Electronics	Logistics	Other	Total
Sales, net	$49,688	$42,944	$35,254	$41,508	$2,974	$125	$172,493
Cost of sales	44,420	35,644	32,129	38,029	2,065	113	152,400
Gross profit	5,268	7,300	3,125	3,479	909	12	20,093
Income from operations	$848	$1,564	$386	$1,105	$604	$(272)	$4,235

	Three Months Ended September 30, 2008
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Other	Total
Sales, net	$26,990	$17,266	$16,553	$18,248	$-	$79,057
Cost of sales	22,006	14,478	14,252	16,475	-	67,211
Gross profit	4,984	2,788	2,301	1,773	-	11,846
Income from operations	3,612	1,578	1,818	1,201	(93)	8,116
Total assets at September 30, 2008	$25,941	$21,919	$19,694	$19,500	$1,416	$88,470

	Nine Months Ended September 30, 2008
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Other	Total
Sales, net	$74,300	$52,804	$46,701	$51,921	$-	$225,726
Cost of sales	62,004	43,527	39,649	45,278	-	190,458
Gross profit	12,296	9,277	7,052	6,643	-	35,268
Income from operations	$8,530	$5,841	$5,230	$4,958	$667	$25,226

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

China 3C Group was incorporated on August, 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited (“Capital”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang Yong Xin Digital Technology Co., Ltd. (“Zhejiang”), Yiwu Yong Xin Communication Ltd. (“Yiwu”), Hangzhou Wandga Electronics Co., Ltd. (“Wang Da”), Hangzhou Sanhe Electronic Technology, Limited (“Sanhe”), and Shanghai Joy & Harmony Electronic Development Co., Ltd. (“Joy & Harmony”) were incorporated under the laws of Peoples Republic of China on July 11, 2005, July 18, 1997, March 30, 1998, April 12, 2004, and August 25, 2003, respectively. China 3C Group owns 100% of Capital and Capital own 100% of the capital stock of Joy & Harmony and Sanhe. Until August 14, 2007, when it made the change to its ownership structure described in the next paragraph in order to comply with certain requirements of PRC law, Capital owned 100% of the capital stock of Zhenjiang. Zhejiang owns 90% and Yiwu owns 10% of Wang Da. Zhejiang owns 90% and Wang Da owns 10% of Yiwu. On March 10, 2009, Zhejiang set up a new operating entity, Hangzhou Letong Digital Technology Co., Ltd. (“Letong”) to establish an electronic retail franchise operation for China 3C Group. On July 6, 2009, the Company completed the acquisition of Jinhua Boafa Logistic, Ltd (“Jinhua”).  Collectively the eight corporations are referred to herein as the Company.

On December 21, 2005 Capital became a wholly owned subsidiary of China 3C Group through a merger with a wholly owned subsidiary of the Company (“Merger Transaction”). China 3C Group acquired all of the issued and outstanding capital stock of Capital pursuant to a Merger Agreement dated at December 21, 2005 by and among China 3C Group, XY Acquisition Corporation, Capital and the shareholders of Capital (the “Merger Agreement”). Pursuant to the Merger Agreement, Capital became a wholly owned subsidiary of China 3C Group and, in exchange for the Capital shares, China 3C Group issued 35,000,000 shares of its common stock to the shareholders of Capital, representing 93% of the issued and outstanding capital stock of China 3C Group at that time and a cash consideration of $500,000. On August 15, 2007, in order to comply with the requirements of PRC law, the Company recapitalized its ownership structure. As a result, instead of Capital owning 100% of Zhejiang as previously was the case, Capital entered into contractual agreements with Zhejiang whereby Capital owns a 100% interest in the revenues of Zhejiang. Capital does not have an equity interest in Zhejiang, but is deemed to have all the economic benefits and liabilities by contract. Under this structure, Zhejiang is now a wholly foreign owned enterprise  of Capital. The contractual agreements give Capital and its’ equity owners an obligation to absorb, any losses, and rights to receive revenue. Capital will be unable to make significant decisions about the activities of Zhejiang and can not carry out its principal activities without financial support. These characteristics as defined in Accounting Standard Codification (“ASC”) Topic 810-10 , previously Financial Accounting Standards Board (“FASB”) Interpretation 46, Consolidation of Variable Interest Entities (VIEs), qualifies the business operations of (Zhejiang) to be consolidated with (Capital) and ultimately with China 3C Group.

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

Pursuant to a share exchange agreement, dated August 3, 2006, we issued 915,751 shares of restricted common stock, to the former shareholders of Sanhe. The shares were valued at $3,750,000, the fair value of the shares at the date of exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

Pursuant to a share exchange agreement, dated November 28, 2006, we issued 2,723,110 shares of newly issued shares of common stock to the former shareholders of Joy & Harmony. The shares were valued at $11,000,000, the fair value of the shares at the date of exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

On July 6, 2009, China 3C Group’s subsidiaries, Zhejiang and Yiwu completed acquisition of Jinhua, a company organized under the laws of the People’s Republic of China. Zhejiang acquired 90% and Yiwu acquired 10% of the entire equity interests in Jinhua from the shareholders of Jinhua for a total purchase price of RMB 120,000,000. The purchase price was paid off  as of September 2009.

The Company is engaged in the resale and distribution of mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPods, electronic dictionaries, CD players, radios, Walkmans, and audio systems. The Company sell and distribute these products through retail stores and secondary distributors. Following the acquisition of Jinhua, the Company also provide logistics for businesses in China.

Result of Operations

For the Nine and Three Months Ended September 30, 2009 and 2008

Reportable Operating Segments

The Company reports financial and operating information in the following five segments:

a)           Yiwu Yong Xin Telecommunication Company, Limited or “Yiwu”

b)           Hangzhou Wang Da Electronics Company, Limited or “Wang Da”

c)           Hangzhou Sanhe Electronic Technology Limited or “Sanhe”

d)           Shanghai Joy & Harmony Electronics Company Limited or “Joy & Harmony”

e)           Jinhua Baofa Logistic Limited or “Jinhua”

a)           Yiwu Yong Xin Telecommunication Company Limited or “Yiwu”

Yiwu focuses on the selling, circulation and modern logistics of fax machines and cord phone products.

All amounts, except percentages of revenues, are in thousands of U.S. dollars.

	Nine months ended September 30,		Percentage
Yiwu	2009	2008	Change
Revenue	$35,254	$46,701	(24.51)%
Gross Profit	$3,125	$7,052	(55.69)%
Gross Margin	8.86%	15.10%	(6.24)%
Operating Income	$386	$5,230	(92.62)%

	Three months ended September 30,		Percentage
Yiwu	2009	2008	Change
Revenue	$8,865	$16,553	(46.44)%
Gross Profit	$664	$2,301	(71.14)%
Gross Margin	7.49%	13.90%	(6.41)%
Operating Income	$(36)	$1,818	(101.98)%

For the nine months ended September 30, 2009, Yiwu generated revenue of $35,254, a decrease of $11,447 or 24.51% compared to $46,701 for the nine months ended September 30, 2008. Gross profit decreased $3,927 or 55.69% from $7,052 for the nine months ended September 30, 2008 to $3,125 for the nine months ended September 30, 2009. Operating income was $386 for the nine months ended September 30,2009, a decrease of $4,844 or 92.62% compared to $5,230 for the nine months ended September 30, 2008.

For the three months ended September 30, 2009, Yiwu generated revenue of $8,865, a decrease of $7,688 or 46.44% compared to $16,553 for the three months ended September 30, 2008. Gross profit decreased $1,637 or 71.14% from $2,301 for the three months ended September 30, 2008 to $664 for the three months ended September 30, 2009. Operating loss was $(36) for the three months ended September 30, 2009, a decrease of $1,854 or 101.98% compared to operating income of $1,818 for the three months ended September 30, 2008.

Due to the global financial crisis, the demand for electronic products in China decreased. Many small and medium-sized companies in China were less likely to purchase or upgrade new office equipment in the current economic environment. In addition, telecommunication service providers started to open their direct operating stores to sell communication products and also launched promotions such as “free phone with service contract”. These factors negatively affected our sales of phones.

Gross margin decreased 6.24% and 6.41%, respectively during the nine and three months ended September 30, 2009. The decrease was a result of lower unit sales price of fax machines and telephones due to a more competitive sales market.

b)           Hangzhou Wang Da Electronics Company Limited or “Wang Da”

Wang Da focuses on the selling, circulation and modern logistics of cell phones, cell phones products, and digital products, including digital cameras, digital camcorders, PDAs, flash disks, and removable hard disks.

All amounts, except percentages of revenues, are in thousands of U.S. dollars.

	Nine months ended September 30,		Percentage
Wang Da	2009	2008	Change
Revenue	$49,688	$74,300	(33.13)%
Gross Profit	$5,268	$12,296	(57.16)%
Gross Margin	10.60%	16.55%	(5.95)%
Operating Income	$848	$8,530	(90.06)%

	Three months ended September 30,		Percentage
Wang Da	2009	2008	Change
Revenue	$9,776	$26,990	(63.87)%
Gross Profit	$805	$4,984	(83.85)%
Gross Margin	8.23%	18.47%	(10.23)%
Operating Income (Loss)	$(356)	$3,612	(109.86)%

For the nine months ended September 30, 2009, Wang Da generated revenue of $49,688, a decrease of $24,612 or 33.13% compared to $74,300 for the nine months ended September 30, 2008. Gross profit decreased $7,028 or 57.16% from $12,296 for the nine months ended September 30, 2008 to $5,268 for the nine months ended September 30, 2009. Operating income was $848 for the nine months ended September 30, 2009, a decrease of $7,682 or 90.06% compared to $8,530 for the nine months ended September 30, 2008.

For the three months ended September 30, 2009, Wang Da generated revenue of $9,776, a decrease of $17,214 or 63.78% compared to $26,990 for the three months ended September 30, 2008. Gross profit decreased $4,179 or 83.85% from $4,984 for the three months ended September 30, 2008 to $805 for the three months ended September 30, 2009. Operating loss was $(356) for the three months ended September 30, 2009, a decrease of $3,968 or 109.86% compared to $3,612 for the three months ended September 30, 2008.

During the third quarter of 2009, China started promoting its 3G network. However, the 3G network is still in the trial period, the network coverage is yet to be complete and the cost of wireless service is relatively higher than before. In addition, the costs of 3G phones are also higher than the old models. The introduction of 3G phones caused lower demand for the old model mobile phones. Meanwhile, customers are waiting to upgrade to 3G phones until the 3G network is complete. In addition, telecommunication service providers started to open their direct operating stores to sell communication products and also launched promotions such as “free phone with service contract”. These factors negatively affected our sales of phones. These factors led to decreased sales revenue during the nine months and three months ended September 30, 2009.

Gross margin decreased 5.95% and 10.23%, respectively during the nine and three months ended September 30, 2009. The decrease was due to the fact that old model mobile phones are selling at a lower unit price as a result of the introduction of the 3G phones.

c)           Hangzhou Sanhe Electronic Technology Limited or “Sanhe”

Sanhe focuses on the selling, circulation and modern logistics of home electronics, including DVD players, audio systems, speakers, televisions and air conditioners.

All amounts, except percentages of revenues, are in thousands of U.S. dollars.

	Nine months ended September 30,		Percentage
Sanhe	2009	2008	Change
Revenue	$42,944	$52,804	(18.67)%
Gross Profit	$7,300	$9,277	(21.31)%
Gross Margin	17.00%	17.57%	(0.57)%
Operating Income	$1,564	$5,841	(73.22)%

	Three months ended September 30,		Percentage
Sanhe	2009	2008	Change
Revenue	$11,948	$17,266	(30.80)%
Gross Profit	$1,463	$2,788	(47.53)%
Gross Margin	12.24%	16.15%	(3.90)%
Operating Income (Loss)	$(338)	$1,578	(121.42)%

For the nine months ended September 30, 2009, Sanhe generated revenue of $42,944, a decrease of $9,860 or 18.67% compared to $52,804 for the nine months ended September 30, 2008. Gross profit decreased $1,977 or 21.31% from $9,277 for the nine months ended September 30, 2008 to $7,300 for the nine months ended September 30, 2009. Operating income was $1,564 for the nine months ended September 30, 2009, a decrease of $4,277 or 73.22% compared to $5,841 for the nine months ended September 30, 2008.

For the three months ended September 30, 2009, Sanhe generated revenue of $11,948, a decrease of $5,318 or 30.80% compared to $17,266 for the three months ended September 30, 2008. Gross profit decreased $1,325 or 47.53% from $2,788 for the three months ended September 30, 2008 to $1,463 for the three months ended September 30, 2009. Operating loss was $(338) for the three months ended September 30, 2009, a decrease of $1,916 or 121.42% compared to operating income of $1,578 for the three months ended September 30, 2008.

Due to the global financial crisis, the demand for electronic products in China decreased in general. In 2009, China started to advocate the policy of “Home appliances going to the countryside” to boost domestic demand for electronics. However, this policy excludes store in stores and only benefits direct operating stores.  Therefore, the policy led to a more competitive market for home electronics. Sales commission rate paid to department stores also increased in 2009, this caused an increase in general administration expenses and therefore a decrease in operating income.

Gross margin decreased 0.57% during the nine months ended September 30, 2009 and decreased 3.90% during the three months ended September 30, 2009. The decrease in gross margin was a result of lower unit sales price of home electronics due to a more competitive sales market.

d)           Shanghai Joy & Harmony Electronics Company Limited or “Joy & Harmony”

Joy & Harmony focuses on the selling, circulation and modern logistics of consumer electronics, including MP3 players, MP4 players, iPods, electronic dictionary, radios, and Walkman.

All amounts, except percentages of revenues, are in thousands of U.S. dollars.

	Nine months ended September 30,		Percentage
Joy & Harmony	2009	2008	Change
Revenue	$41,508	$51,921	(20.06)%
Gross Profit	$3,479	$6,643	(47.63)%
Gross Margin	8.38%	12.79%	(4.41)%
Operating Income	$1,105	$4,958	(77.71)%

	Three months ended September 30,		Percentage
Joy & Harmony	2009	2008	Change
Revenue	$10,267	$18,248	(41.74)%
Gross Profit	$160	$1,773	(90.98)%
Gross Margin	1.60%	9.72%	(8.16)%
Operating Income (Loss)	$(643)	$1,201	(153.54)%

For the nine months ended September 30, 2009, Joy & Harmony generated revenue of $41,508, a decrease of $10,413 or 20.06% compared to $51,921 for the nine months ended September 30, 2008. Gross profit decreased $3,164 or 47.63% from $6,643 for the nine months ended September 30, 2008 to $3,479 for the nine months ended September 30, 2009. Operating income was $1,105 for the nine months ended September 30, 2009, a decrease of $3,853 or 77.71% compared to $4,958 for the nine months ended September 30, 2008.

For the three months ended September 30, 2009, Joy & Harmony generated revenue of $10,276, a decrease of $7,981 or 43.74% compared to $17,309 for the three months ended September 30, 2008. Gross profit decreased $1,613 or 90.98% from $1,773 for the three months ended September 30, 2008 to $160 for the three months ended September 30, 2009. Operating loss was $(643) for the three months ended September 30, 2009, a decrease of $1,844 or 153.54% compared to $1,201 for the three months ended September 30, 2008.  The operating loss in the third quarter of 2009 was a result of decreased sales and a significant decrease in gross margin due to the increased management fees paid to department stores.

Due to the negative effect of the global financial crisis electronic manufacturers have been introducing new products at a slower rate and the old products currently on the market become out-dated. This has caused the unit price of consumer electronics to drop and sales to decline. It also led to a significant decline in gross margin for Joy & Harmony.

Gross margin decreased 4.41% and 8.16% during the nine and three months ended September 30, 2009, respectively. The decrease in gross margin was a result of lower unit sales price of consumer electronics due to a more competitive sales market. An increase in management fees paid to department stores as a percentage of sales also contributed to lower gross margin.

e)           Jinhua Baofa Logistic Limited or “Jinhua”

Jinhua provides transportation service to business and transports freight, including electronics, machinery and equipment, metal products, chemical materials, garments and handicraft goods, in more than 20 cities in Eastern China. Its transportation services cover many of the most developed cities in Eastern China such as Shanghai, Hangzhou and Nanjing.

China 3C acquired Jinhua on July 6, 2009. Therefore, the consolidated statement of income (loss) and comprehensive income (loss) of China 3C for the three and nine months ended September 30, 2009 include Jinhua’s operating results from the date of acquisition to September 30, 2009.

The following tables include historical numbers of Jinhua, which are not included in the Company’s consolidated statement of income (loss) and comprehensive income (loss) for the three and nine months ended September 30, 2009.

All amounts, except percentages of revenues, are in thousands of U.S. dollars.

	Nine months ended September 30,		Percentage
Jinhua	2009	2008	Change
Revenue	$8,732	$7,673	13.80%
Gross Profit	$2,796	$2,503	11.71%
Gross Margin	32.02%	32.63%	(0.61)%
Operating Income	$1,886	$1,738	8.52%

	Three months ended September 30,		Percentage
Jinhua	2009	2008	Change
Revenue	$2,974	$3,193	(6.86)%
Gross Profit	$909	$1,220	(25.49)%
Gross Margin	30.56%	38.20%	(7.64)%
Operating Income	$604	$947	(36.22)%

For the nine months ended September 30, 2009, Jinhua generated revenue of $8,732, an increase of $1,059 or 13.80% compared to $7,673 for the nine months ended September 30, 2008. Gross profit increased $293 or 11.71% from $2,503 for the nine months ended September 30, 2008 to $2,796 for the nine months ended September 30, 2009. Operating income was $1,886 for the nine months ended September 30, 2009, an increase of $148 or 8.52% compared to $1,738 for the nine months ended September 30, 2008. The increase in revenue and operating income in the nine months ended September 30, 2009 was due to the implementation of regional management and expansion in Jiangsu province.

For the three months ended September 30, 2009, Jinhua generated revenue of $2,974, a decrease of $219 or 6.86% compared to $17,309 for the three months ended September 30, 2008. Gross profit decreased $311 or 56.62% from $1,220 for the three months ended September 30, 2008 to $909 for the three months ended September 30, 2009. Operating income was $604 for the three months ended September 30, 2009, a decrease of $343 or 36.22% compared to $947 for the three months ended September 30, 2008. The decrease in operating income in the third quarter 2009 was due to increased fuel cost and increased general administration expenses.

Gross margin decreased 0.61% and 7.64% during the nine and three months ended September 30, 2009, respectively. The decrease in gross margin in the three months ended September 30, 2009 was due to increased fuel cost which led to the increase in cost of revenue.

Net Sales

Net sales for the nine months ended September 30, 2009 decreased by 23.58%, to $172,493 as compared to $225,726 for the nine months ended September 30, 2008. Net sales for the three months ended September 30, 2009 decreased by 44.40%, to $43,955 as compared to $79,057 for the three months ended September 30, 2008. Lower sales were a result of various factors including a slowdown in the retail markets in general, weaker demand for consumer and business electronics due to the global financial conditions and increased competition from telecomm service providers who opened their own direct operating stores to sell communication products.

Cost of Sales

Cost of sales for the nine months ended September 30, 2009 totaled $152,401 as compared to $190,457 for the nine months ended September 30, 2008, a decrease of 19.98%. Cost of sales for the three months ended September 30, 2009 totaled $39,942 as compared to $67,211 for the three months ended September 30, 2008, a decrease of 40.57%. The decreased cost of sales for the nine months was a direct result of the decrease in the number of sales during the same period.

Gross Profit Margin

Gross profit margin for the nine months ended September 30, 2009 was 11.65% as compared to 15.62% for the nine months ended September 30, 2008. Gross profit margin for the three months ended September 30, 2009 was 9.13% as compared to 14.98% for the three months ended September 30, 2008. Joy & Harmony, Wang Da and Yiwu had significant decrease in gross margin in the third quarter 2009.  The lower gross profit margin was primarily due to the decreased unit sales prices of consumer and business electronics in the competitive market in China.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2009 totaled $15,856 or 9.19% of net sales, as compared to $10,043 or 4.45% of net sales for the nine months ended September 30, 2008, an increase of 57.88%. General and administrative expenses for the three months ended September 30, 2009 totaled $5,621 or 12.79% of net sales, as compared to $3,731 or 4.72% of net sales for the three months ended September 30, 2008, an increase of 50.65%. The increase in the third quarter was primarily due to additional general and administration expenses incurred by Jinhua compared to the same period in 2008, increased amortization of intangible assets purchased from Jinhua, increased cost in direct operating stores and franchise stores.  Increased management fee as a percentage of sales paid to department stores and an increase in base salary for all staff contributed to the increase in general and administrative expenses for the 9 months ended September 30, 2009.

Income from Operations

Income from operations for the nine months ended September 30, 2009 was $4,235 or 2.46% of net sales as compared to income from operations of $25,225 or 11.18% of net sales for the nine months ended September 30, 2008, a decrease of 83.21%. Loss from operations for the three months ended September 30, 2009 was $(1,608) or (3.66)% of net sales as compared to income from operations of $8,115 or 10.27%of net sales for the three months ended September 30, 2008, a decrease of 119.82%. The decline in sales and gross margin coupled with increase in operating expenses  caused the income from operations to decrease during the nine months ended September 30, 2009 and resulted in an operating loss in the third quarter of 2009.

Provision for Income Taxes

The provision for income taxes for the nine months ended September 30, 2009 was $1,734 compared to $6,333 for the nine months ended September 30, 2008. The provision for income taxes for the three months ended September 30, 2009 was $143 compared to $2,169 for the three months ended September 30, 2008. The decrease in income tax expenses was attributed to the decrease in taxable income. In the third quarter 2009, five of China 3C’s subsidiaries had income losses and therefore didn’t have any income tax expenses. Jinhua was the only subsidiary that had an operating income in the third quarter 2009 and had income tax expense of $143.

Net Income

Net income was $2,604 or 1.51% of net sales for the nine months ended September 30, 2009 compared to $19,689 or 8.72% of net sales for the nine months ended September 30, 2008, a decrease of 86.78%. Net loss was $(1,750) or (3.98)% of net sales for the three months ended September 30, 2009 compared to $6,364 or 8.05% of net sales for the three months ended September 30, 2008, a decrease of 127.5%. Decreased sales revenue, lower gross margin and high operating expenses were the critical factors which contributed to the decrease in net income. In the third quarter 2009, Wang Da, Yiwu, Joy & Harmony, Sanhe and Zhejiang had net losses due to significant decrease in sales and gross margin.

Liquidity and Capital Resources

Operations and liquidity needs are funded primarily through cash flows from operations. Cash and cash equivalents were $28,303 at September 30, 2009, compared to $31,679 at September 30, 2008, and compared to $32,158 at December 31, 2008.

We believe that the funds available to us are adequate to meet our operating needs for the remainder of 2009.

	Nine months ended
	September 30, 2009	September 30, 2008
Net cash provided by operating activities	$5,503	$3,682
Net cash (used in) investing activities	$(8,583)	$(9)
Effect of exchange rate change on cash and cash equivalents	$(775)	$3,053
Net increase (decrease) in cash and cash equivalents	$(3,855)	$6,726
Cash and cash equivalents at beginning of period	$32,158	$24,953
Cash and cash equivalents at end period	$28,303	$31,679

Operating Activities

Net cash generated from operating activities was $5,503 for the nine months ended September 30, 2009 compared to $3,682 for the nine months ended September 30, 2008, a 49.46% increase.  The increase was mainly attributable to several factors, including (i) net income of $2,603; (ii) decrease in accounts receivable of $1,174; (iii) decrease in inventory of $734; (iv) decrease in advance to suppliers of $139 and  (v) increase in accounts payable of $1,137, offset by the decrease in income taxes payable of $1,260 in the nine months ended September 30, 2009.

	Nine months ended
	September 30, 2009	September 30, 2008
a) Decrease/(Increase) in inventory	$734	$(8,498)
b) Decrease/(Increase) in Accounts Receivable	$1,174	$(11,491)
c) Decrease /(Increase) in inventory and accounts receivables as a whole a) + b)	$1,908	$(19,989)

During the nine months ended September 30, 2009, sales decreased 23.58% while accounts receivable decreased 5.03%. The difference is a result of changing its contract terms for retail department from 30 days to 45 days and wholesale department from 10 days to 15 days. Extension of payment terms offset the effect of decrease in sales. Inventory turnover slowed down slightly during the nine months ended September 30, 2009, which caused inventory to decrease 8.27% which cost of sales decreased 19.98%.

Investing Activities

	Nine months ended
	September 30, 2009	September 30, 2008
Net cash used investment activities	$(8,583)	$(9)

Net cash used in investing activities increased from $9 during the nine months ended September 30, 2008 to $8,583 during the nine months ended September 30, 2009, due to the payment for the acquisition of Jinhua. Pursuant to the acquisition agreement, the Company paid for the second installment payment of $7,291 during the second quarter 2009 and the remaining balance of $2,898 in the third quarter 2009. The Company acquired cash in the amount of $2,405 and property, plant and equipment of $738 in the acquisition of Jinhua. In addition, the Company spent $61 purchasing other fixed assets.

The Company’s activities focused on the distribution of products.  As a result, investments in fixed assets were moderate and hence there is little effect to the utilization of cash over the nine months ended September 30, 2008.

Financing Activities

The Company did not carry out any significant financing activities during the nine months ended September 30, 2009 and 2008.

	Nine months ended
	September 30, 2009	September 30, 2008
Net change in cash and cash equivalents	$(3,855)	$6,726

	September 30, 2009	September 30, 2008
Cash and cash equivalent at September 30, 2009 and 2008	$28,303	$31,679

Capital Expenditures

Total capital expenditures for the nine months ended September 30, 2009 were $61 for purchase of fixed assets compared to $11 for the nine months of 2008.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2009, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third fiscal quarter of 2009 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Neither the Company nor its property is a party to any material pending legal proceedings.

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

CHINA 3C GROUP

Date: November 16, 2009	By:	/s/ Zhenggang Wang
Name: Zhenggang Wang
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 16, 2009	By:	/s/ Jian Zhang
Name: Jian Zhang
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Document Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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