Form 10-K/A
period 2008-12-31
China 3C Group
filed 2009-12-28
CIK 1076784

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
Yes  ☐     No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes   ☐     No   ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☐     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No   ☐

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K to (a) amend Item 9A Controls and Procedures of Part II, (b) amend Item 11 Executive Compensation of Part III, (b) update the signature blocks to indicate that Mr. Jian Zhang is the Company’s principal accounting officer and he is signing this Annual Report in such capacity, (d) include a revised report by the Company’s former independent accounting firm, and (e) amend the notes to the financial statements contained in the Report of Independent Registered Public Accounting Firm.

Except as specifically referenced herein, this Amendment No. 1 to Annual Report on Form 10-K/A does not reflect any event occurring subsequent to April 15, 2009, the filing date of the original report.

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

On the retail side we distribute our products mainly via so-called concessionaire agreements with larger department stores, supermarkets, large electronics retail stores, and other retailers. The retail distribution of many products in China, including those that we sell, is conducted through the concessionaire model. Under this model, companies such as China 3C own their own outlets within the larger stores and in so doing assume responsibility for most financial and operational aspects of those outlets including capital cost, inventory, wages, selection, pricing, and general management. Our retail partners are compensated via margin they earn on the products we sell. This model is similar to that employed by many department stores in the U.S. However, this model is also different from the model found at large electronic retailers like Best Buy and general retailers like Wal-Mart. We have found that many investors are curious as to why the model in China differs from the one found in the U.S. We believe, the main reasons are as follows:

☐	We decrease the financial risk for our retail partners by assuming responsibility for the inventory and capital expense associated with distributing our products.

☐	We decrease operational risk for our retail partners by hiring and managing employees and handling logistics issues such as wholesale purchase and delivery and returns and after-sales service.

☐
We decrease merchandising risk for our retail partners by bringing product expertise and specific market knowledge that is difficult for large retailers to develop on their own across a broad range of product categories.

☐
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

☐
The Company’s business is characterized by rapid technological change, new product and service development, and evolving industry standards and regulations. Inherent in the Company’s business are various risks and uncertainties, including the impact from the volatility of the stock market, limited operating history, uncertain profitability and the ability to raise additional capital.

☐
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

☐	If the Company is unable to derive any revenues from Greater China, it would have a significant, financially disruptive effect on the normal operations of the Company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company are included following the signature page to this Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2008, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were not effective.

The Company identified two material weaknesses in its Form 10-K:

1. The Company did not identify material sales cut-off errors as part of its period end closing process.

2. Lack of technical accounting expertise among financial staff regarding US GAAP and the requirements of the PCAOB and preparation of financial statements.

The Company has taken the following actions to remediate the above stated internal control deficiencies:

1. The Company hired new accounting staff who is familiar with US GAAP and PCAOB requirements during the first quarter of 2009 to assist in the preparation of the Company’s financial statements in accordance with US GAAP. The Company also consults with its auditing firm to ensure the completeness and accuracy of the required disclosures.

2. The Company corrected the sales cut-off error in its financial statements included in the Company’s Form 10-K. The Company also enhanced the internal control over financial reporting by strengthening the review procedures of accounting records.

3. The Company provided training to its accounting staff to explain the differences between US GAAP and Chinese Accounting Standards which caused the accounting error in sales cut-off.

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

b.
Lack of technical accounting expertise among financial staff regarding US GAAP and the requirements of the PCAOB, and regarding preparation of financial statements. Due to the lack of US GAAP experience and expertise, the Company failed to include the disclosures required by SFAS 131 and SFAS 141 in the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

c.	The Company omitted segment information in its Form 10-Qs for the fiscal periods ended March 31, 2008, June 30, 2008 and September 30, 2008.

The Company has made the following changes to mitigate these deficiencies:

a.	The Company changed our independent auditor from Morgenstern LLP to Goldman Parks Kurland Mohidin LLP.

b.
The Company corrected the sales cut-off error in its financial statements included in the Company’s Form 10-K. The Company also enhanced the internal control over financial reporting by strengthening the review procedures of accounting records.

c.	The Company hired a new Chief Financial Officer, who had extensive financial accounting and reporting experiences in June 2009, to lead the accounting department and oversee financial reporting.

d.
The Company hired new accounting staff who is familiar with US GAAP and PCAOB requirements during the first quarter of 2009 to assist in the preparation of the Company’s financial statements in accordance with US GAAP. The Company also consults with its auditing firm to ensure the completeness and accuracy of the required disclosures.

e.	The Company provided training to its accounting staff to explain the differences between US GAAP and Chinese Accounting Standards which caused the accounting error in sales cut-off.

f.	The Company hired a CPA to assist with quarterly and annual financial reporting for compliance with US GAAP and SEC rules.

g.
The Company’s segment information was supplemented in the 2008 10-Q amendments. In the following 10-Qs in 2009, the Company ensured that segment information is included in the notes to the financial statement and updated segment information timely when we had new acquisitions.

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

The following table summarizes compensation that our directors earned during 2008 for services as members of the Company’s Board.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards ($) (1)		Option Awards ($) (2)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kenneth T. Berents	$80,000			$19,398	(3)	-	-	-	99,398
Wei Kang Gu	-	-		-		-	-	-	-
Joseph J. Levinson	$60,000	$118,000	(4)	-		-	-	-	178,000
Chenghua Zhu	$-	-		-		-	-	-	-
Mingjun Zhu	$-	-		-		-	-	-	-
Rongjin Weng	$-	-		-		-	-	-	-
Total	$140,000	118,000		19,398		-	-	-	277,398

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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following are filed with this Annual Report:

(1)  The financial statements listed on the Financial Statements Table of Contents.

(2)  Not applicable.

(3)  The exhibits referred to below, which include the following managerial contracts or compensatory plans or arrangements:

☐	Compensation Agreement, dated November 27, 2008, between China 3C Group and Joseph Levinson.

(b)           The exhibits listed on the Exhibit Index are filed as part of this Annual Report.

(c)           Not applicable.

EXHIBIT INDEX

Exhibit No	Document Description
3.1	Amended and Restated Articles of Incorporation of the Registrant (11)
3.2	By-laws of the Registrant (1)
4.1	China 3C Group Amended 2005 Equity Incentive Plan. (2)
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
31.1
Certification of Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2
Certification of the Principal Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.
32.2	Certification of Principal Accounting and Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

(1)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on January 3, 2007.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-141173) dated March 9, 2007.

(3)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on October 21, 2005.

(4)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on September 11, 2007.

(5)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 20, 2005.

(6)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 22, 2005.

(7)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 11, 2006.

(8)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on July 17, 2007.

(9)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on November 28, 2007.

(10)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on January 17, 2008.

(11)	Incorporated by reference from the Registrant’s Annual Report filed with the SEC on Form 10-K on March 27, 2008.

(12)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 29, 2008.

(13)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on April 9, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of December 2009.

CHINA 3C GROUP

/s/ Zhenggang Wang
Zhenggang Wang
Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ Zhenggang Wang		December 24, 2009
Zhenggang Wang	Chief Executive Officer and
Chairman (Principal Executive
Officer)

/s/ Xiang Ma
Xiang Ma	President	December 24, 2009

/s/ Jian Zhang
Jian Zhang	Chief Financial Officer (Principal	December 24, 2009
Accounting and Financial Officer)

/s/ Chenghua Zhu
Chenghua Zhu	Director	December 24, 2009

/s/ Mingjun Zhu
Mingjun Zhu	Director	December 24, 2009

/s/ Rongjin Weng
Rongjin Weng	Director	December 24, 2009

/s/ Wei Kang Gu
Wei Kang Gu	Director	December 24, 2009

/s/ Kenneth T. Berents
Kenneth T. Berents	Director	December 24, 2009

CHINA 3C GROUP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

TABLE OF CONTENTS

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

☐
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

☐	Lack of technical accounting expertise among financial staff regarding US GAAP and the requirements of the PCAOB, and regarding preparation of financial statements.

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
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MORGENCPA@CS.COM

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China 3C Group

We have audited the accompanying consolidated balance sheets of China 3C Group as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2007 and 2006. We also have audited China 3C Group’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). China 3c Group ‘s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China 3C Group as of December 31, 2007 , and the results of its operations and its cash flows for the year ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, China 3C Group maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/Morgenstern, Svoboda & Baer CPA’s P.C.

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

The distribution network expenses were included in general administration and selling expenses as shipping and handling expenses. The shipping and handling expenses were $244,000, $219,000 and $117,000 for 2008, 2007 and 2006, respectively.

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

Note 7 - INCOME TAXES

The Company, through its subsidiaries, Zhejiang, Wang Da, Sanhe, and Yiwu, is governed by the Income Tax Laws of the PRC.

The US entity, China 3C Group, Inc is subject to the United States federal income tax at a tax rate of 34%. The US entity has incurred net accumulated operating losses of approximately $2,366,000 as of December 31, 2008 for income tax purposes. The US entity does not conduct any operations and only incurs public company expenses every year, such as legal fees, accounting fees, investor relations expenses and filing fees. Therefore, it is more likely than not that all of the Company’s deferred tax assets will not be realized. A 100% allowance was recorded on the deferred tax asset for approximately $804,000.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense recognized during 2009 and 2008.

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