Form 10-Q/A
period 2009-03-31
China 3C Group
filed 2009-12-28
CIK 1076784

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A to amend (a) Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part I and (b) Item 4 Controls and Procedures of Part I.

Except as specifically referenced herein, this Amendment No. 1 to Quarterly Report on Form 10-Q/A does not reflect any event occurring subsequent to May 15, 2009, the filing date of the original report.

TABLE OF CONTENTS

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

Note 7 - INCOME TAXES

The Company, through its subsidiaries, Zhejiang, Wang Da, Sanhe, Joy & Harmony and Yiwu, is governed by the Income Tax Laws of the PRC. The US entity, China 3C Group, Inc, has incurred net accumulated operating losses of approximately $2,503,752 of public company expenses as of March 31, 2009 for income tax purposes. However, a 100% allowance has been recorded on the deferred tax asset of approximately $851,000 due to the fact that the US entity does not have any operations and only incurs public expenses every year and it is more likely than not that all of the Company’s deferred tax assets will not be realized.

FIN 48 provides guidance on interest and penalties on unrecognized deferred tax benefit. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any unrecognized tax benefit, and therefore, no accrued interest or penalties associated with any unrecognized tax benefits was recorded.

Pursuant to the PRC Income Tax Laws, from January 1, 2008, the Enterprise Income Tax (“EIT) is at a statutory rate of 25%.

The following is a reconciliation of income tax expense:

March 31, 2009	U.S.	State	International	Total
Current	$-	$-	$-	$1,198,891
Deferred	-	-	-	-
Total	$-	$-	$-	$1,198,891

March 31, 2009	U.S.	State	International	Total
Current	$-	$-	$-	$1,810,573
Deferred	-	-	-	-
Total	$-	$-	$-	$1,810,573

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	For the three months ended March 31,
	2009	2008
US statutory tax rate	34%	34%
Tax rate difference	(9)%	(9)%
Increase in valuation allowance	0.8%	(1)%
Effective rate	25.8%	24%

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

Operating Activities

Net cash generated from operating activities was $3,883  for the three months ended March 31, 2009 compared to net cash used in operating activities of $3,127  for the three months ended March 31, 2008, approximately a 224.20% increase.  The increase was mainly attributable to several factors, including (i) net income of 3,440; (ii) the substantial increase in accounts payable and accrued expenses of $3,363; (iii) decrease in accounts receivable of $208, offset by the increase in inventory of $2,388  and decrease in income taxes payable of $940  in the three months ended March 31, 2009.

	Three months ended
	March 31, 2009	March 31, 2008
a) Increase in accounts payable and accrued charges	$3,363	$1,869

The Company has developed its own brand name over the past years and has been successful in receiving support from its creditors.

	Three months ended
	March 31, 2009	March 31, 2008
b) Increase (decrease) in accounts receivable	$(208)	$6,740

At year end 2008, the contract terms were i) 30 days from the transfer of goods to the customers on retail and ii) 10 days after receipt of goods on wholesale.

Beginning in March 2009, the Company has renewed the contracts with customers and new terms were negotiated as follows: i) 45 days from the transfer of goods to the customers on retail and ii) 15 days after receipt of goods on wholesale.

At March 31, 2009, the accounts receivable balance was $23,470, which represented a one percent decrease compared to $23,725 at December 31, 2008. However, sales in the first quarter of 2009 decreased $7,507 or 8.8%.

Accounts receivable did not decrease in line with the decrease in sales due to the fact that the Company began extending the payment terms of its customers in late March 2009. The extension in payment terms resulted in an increase in accounts receivable which offset the decrease in accounts receivable caused by the decline in sales.

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

In 2008, the accounts receivable turnover was approximately 12 times per year. At March 31, 2009, the accounts receivable turnover was approximately 9 times per year. The accounts receivable turnover ratio is in line with contract terms. Management assessed the collectability of accounts receivable and determined that all accounts remained collectible. No bad debt provision was necessary during the first quarter 2009 for the current accounts receivables.

	Three months ended
	March 31, 2009	March 31, 2008
c) Increase in inventory	$2,388	$4,252

As a result of the unprecedented snow storm in 2008, there was a shortage of inventory available to our stores during the first quarter 2008.  As a precautionary measure, the Company decided to increase its level of inventory in order to maintain an adequate level for all stores in the event of other unexpected incidents.  Therefore, inventory increased $4,252  in the first quarter 2008. During the first quarter 2009, inventory increased $2,388, the increased inventory balance at March 31, 2009 was due to the slowdown in sales after the Chinese New Year holiday.

At December 31, 2008, inventory level of $9 million was relatively low because it is the peek season for holiday shopping and we have high inventory turnover during the holiday season.  At March 31, 2009, inventory was $11.3 million. Sales slowed down after the Chinese New Year in late February and March 2009 which caused inventory  turnover to slow down, and the Company needed some time to adjust the inventory to a normal level.

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

Changes in Internal Control over Financial Reporting

There were material changes in the Company’s internal control over financial reporting during the first quarter of 2009. .During the first quarter of 2009, the Company took the following actions to remediate the deficiencies identified at December 31, 2008:

•
The Company hired new accounting staff who is familiar with US GAAP and PCAOB requirements during the first quarter of 2009 to assist in the preparation of the Company’s financial statements in accordance with US GAAP. The Company also consults with its auditing firm to ensure the completeness and accuracy of the required disclosures.

•	The Company enhanced its internal control over financial reporting by implementing a routine review process to be performed by its principal accounting officer which will:
▪	Clearly establish the date when the sale of merchandise occurs as the sales cut-off date, instead of the date of receipt of payment for the sold merchandise;
▪	Include reviews of sales recorded near the fiscal period end to ensure sales are recorded in the correct period; and
▪	Include approval by the principal accounting officer of all sales cut-off adjustment entries to assure accuracy.
•	The Company provided training to its accounting staff to explain the differences between US GAAP and Chinese Accounting Standards which caused the accounting error in sales cut-off.

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

31.2
Certification of the Chief Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Accounting and Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this  report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of December, 2009.

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

31.2
Certification of the Chief Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Accounting and Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).