Form 10-K
period 2009-12-31
China 3C Group
filed 2010-04-15
CIK 1076784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Registrant’s telephone number, including area code: 086-0571-88381700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Title of class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

The aggregate market value of the 45,106,327 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $33,378,681 as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $0.74 per share, as reported on the OTC Bulletin Board.

As of April 15, 2010, there were 54,831,327 shares of the registrant’s common stock outstanding.

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

PART I

ITEM 1. BUSINESS

Overview

China 3C Group (referred to herein as the “Company”, “China 3C,” “we” or “us”) was incorporated on August 20, 1998 under the laws of the State of Nevada. Before July 2009, we were only engaged in the business of resale and distribution of third party products and generated 100% of our revenue from resale of items such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPods, electronic dictionaries, CD players, radio Walkmans and audio systems. On July 6, 2009, we completed the acquisition of Jinhua Baofa Logistic Ltd (“Jinhua”).  Thus, we started providing transportation logistics services to businesses in Eastern China.

In 2007 we began operating under a “store in store” business model. As of December 31, 2009 we established and operated 915 “stores in stores.”  We operate under the brand names Hangzhou Wang Da, Yiwu YongXin, Shanghai Joy & Harmony and Hangzhou Sanhe. The “store in store” business operation model resulted in expanded marketing channels, thus, positively stimulated the growth of sales in 2007 and 2008. However, in 2009, we had declining sales under the “stores in stores” model due to higher competition from direct stores and large department stores as well as the impact of the economic slow down. Therefore, we decided to open direct stores and franchises. As of December 31, 2009, Zhejiang has established three direct and four franchise stores, which are currently operating.

On July 6, 2009, China 3C and its subsidiary Zhejiang and Yiwu acquired 100% interest of Jinhua. Jinhua provides transportation logistics services to businesses.

Under the stores in stores model, we distribute our products mainly via so-called concessionaire agreements with larger department stores, supermarkets, large electronics retail stores, and other retailers. The retail distribution of many products in China, including those we sell, is conducted through the concessionaire model. Under this model, companies such as China 3C own their own outlets within larger stores and in so doing assume responsibility for most financial and operational aspects of those outlets including capital cost, inventory, wages, selection, pricing, and general management. Our retail partners are compensated via margin they earn on the products we sell. This model is similar to that employed by many department stores in the U.S. However, this model is also different from the model found at large electronic retailers like Best Buy and general retailers like Wal-Mart. We have found that many investors are curious as to why the model in China differs from the one found in the U.S. We believe, the main reasons are:

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

Organizational Structure

China 3C was incorporated on August 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited - BVI (“Capital”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang Yong Xin Digital Technology Company Limited (“Zhejiang”), Yiwu Yong Xin Communication Limited (“Yiwu”), Hangzhou Wang Da Electronics Company Limited (“Wang Da”), Hangzhou Sanhe Electronic Technology Limited (“Sanhe”), and Shanghai Joy & Harmony Electronics Company Limited (“Joy & Harmony”) were incorporated under the laws of Peoples Republic of China (“PRC”) on July 11, 2005, July 18, 1997, March, 30, 1998, April 12, 2004, and August 20, 2003, respectively. On March 10, 2009 Zhejiang set up a new operating entity, Hangzhou Letong Digital Technology Co., Ltd. (“Letong”). During 2009, Letong did not have any operation. On July 6, 2009, Zhejiang and Yiwu completed acquisition of Jinhua Baofa Logistic Ltd (“Jinhua”).  Jinhua was incorporated under the laws of PRC on December 27, 2001.

On December 21, 2005, Capital became a wholly- owned subsidiary of China 3C Group through a reverse merger (“Merger Transaction”). China 3C Group acquired all of the issued and outstanding capital stock of Capital pursuant to a Merger Agreement dated at December 21, 2005 by and among China 3C Group, XY Acquisition Corporation, Capital and the shareholders of Capital (the “Merger Agreement”). Pursuant to the Merger Agreement, Capital became a wholly owned subsidiary of China 3C Group and, in exchange for the Capital shares, China 3C Group issued 35,000,000 shares of its common stock to the shareholders of Capital, representing 93% of the issued and outstanding capital stock of China 3C Group at that time and cash of $500,000.

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

Acquisitions

On July 6, 2009, China 3C and its subsidiary Zhejiang and Yiwu purchased 100% interest of Jinhua for RMB 120 million (approximately $17.5 million) in cash.  Zhejiang acquired 90% and Yiwu acquired 10% of the entire equity interests in Jinhua.

Jinhua provides transportation logistics services to businesses. Jinhua operates primarily in Eastern China and covers many of the most developed cities in the Eastern China such as Shanghai, Hangzhou and Nanjing.

The purchase price and related allocation to the estimated fair values of the assets acquired and liabilities assumed, after proportionately allocating the goodwill resulting from the transaction in accordance with ASC 805 “Business Combinations” was as follows:

(dollar amounts in thousands of US dollars)

Cash paid for acquisition of Jinhua	$17,508

Assets acquired :
Cash	$2,406
Accounts receivable, net	715
Other receivables, net	60
Prepaid expenses	133
Property, plant and equipment	216
Intangible asset - transportation network	15,182
Goodwill	472
Assets acquired	19,184

Liabilities assumed:
Accounts payable	315
Accrued expenses and other payables	547
Income taxes payable	-
Due to shareholders	814
Liabilities assumed	1,676

Net assets acquired	$17,508

Following the acquisition of Jinhua, the Company began providing logistic service to businesses in addition to its traditional business of resale and distribution of third party products such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPods, electronic dictionaries, CD players, radio Walkmans and audio systems.

  Our corporate structure as of December 31, 2009 is as follows:

Our Business

Information About Our Segments

During fiscal year 2009, we operated five reportable segments:

a.	Yiwu Yong Xin Telecommunication Company, Limited, or “Yiwu,” focuses on the selling, circulation and modern logistics of fax machines and cord phone products.

b.
Hangzhou Wang Da Electronics Company, Limited, or “Wang Da,” focuses on the selling, circulation and modern logistics of cell phones, cell phones products, and digital products, including digital cameras, digital camcorders, PDAs, flash disks, and removable hard disks.

c.
Hangzhou Sanhe Electronic Technology Limited “Sanhe,” focuses on the selling, circulation and modern logistics of home electronics, including DVD players, audio systems, speakers, televisions and air conditioners.

d.
Shanghai Joy & Harmony Electronics Company Limited or “Joy & Harmony,” focuses on the selling, circulation and modern logistics of consumer electronics, including MP3 players, MP4 players, iPod, electronic dictionary, radios, and Walkmans.

e.
Jinhua Baofa Logistic Company Litmited or “Jinhua” provides transportation logistics services to businesses. Jinhua operates primarily in Eastern China and covers many of the most developed cities in the Eastern China such as Shanghai, Hangzhou and Nanjing

Financial information about our segments is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 13, Segment Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Yiwu Yong Xin Telecommunication Company, Limited (“Yiwu”)

Yiwu is an authorized sales agent, focusing on the selling, circulation and modern logistics of fax machines and cord phone products in China. Yiwu mainly distributes Philips fax machines and China’s top local brands Feng Da and CJT fax machines. Yiwu sells its products through retail “stores in stores” located in major department stores throughout the Huadong Region of China (consisting of the Chinese provinces of Zhejiang, Jiangsu and Anhui). Yiwu had 272 retail locations in 2009. Yiwu contributed 20.2% of revenue to the Company in 2009.

The five largest suppliers for Yiwu are Feng Da High Technology Company Limited, Hangzhou Senruida Trade Company Limited, Shanghai Zhongfang Electronics Company Limited, Ninbo Zhongxun Electronics Company Limited and Wenzhou Jingwei Company. The top five suppliers contributed 74% of purchases of Yiwu in 2009.The five largest customers for Yiwu are Shanghai GOME Electrical Appliances Limited, Suning Appliance Company Limited, Zhejiang GOME Appliances Company, Shanghai Suning Appliance Company Limited, Yongle China Appliance Company Limited. The top five customers contributed 34% of revenue of Yiwu in 2009.

Yiwu has a diverse customer base and, the loss of any single customer is not expected to have a material adverse affect on Yiwu’s business and operations. Yiwu did not spend a material amount of money on research and development, and did not have a significant backlog as of December 31, 2009.

The main competitors of Yiwu are Hangzhou Yin Dun Company, Hangzhou Si Tong Company, and Zhejiang Shen You Electrical Appliance Company, Shanghai Haodi Communication Equipment Co., Ltd and Zhejiang Xincheng Technology Co., Ltd. Yiwu has many years of long term relationships with well-known brands, which provides Yiwu with advantages in purchase price compared to its competitors. In addition, Yiwu has the competitive advantage of maintaining an extensive distribution network.

Hangzhou Wang Da Electronics Company, Limited (“Wang Da”)

Wang Da is an authorized sales agent focusing on the selling, circulation and modern logistics of cell phones, cell phone products, IT products (including notebook or laptop computers), and digital products (including digital cameras, digital camcorders, MP3 players, PDAs, flash disks, and removable hard disks) in China. Wang Da mainly distributes its products through retail “stores in stores” located in major department stores throughout the “Huadong” region of China (consisting of the Chinese provinces of Zhejiang, Jiangsu and Anhui). Wang Da had 215 retail locations in 2009. Wang Da contributed 27.5% of revenue to the Company in 2009.

The five largest suppliers for Wang Da are Shenzhen Tianyin Telecommunication Company Limited, Shanghai Post & Telecom Appliances Company - Hangzhou Branch,, Hangzhou Qiuxin Internet Equipment Company Limited Hangzhou Tianchen Digital Telecommunication Company Limited and Hangzhou Weihua Telecommunication Company Limited. The five largest suppliers contributed 46% of the purchases of Wang Da in 2009. The five largest customers for Wang Da are Zhejiang Suning Appliance Company Limited, Zhejiang GOME Appliances Company, Shanghai Jiadeli Supermarket Group, Shanghai Guangda Comunication Terminate products Sales Co.Ltd and Suzhou Meijia Supermarket Group. The top five customers contributed 17% of revenue of Wang Da in 2009.

Wang Da has a diverse customer base and the loss of any single customer is not expected to have a material adverse affect on the Company’s business and operations. Wang Da did not spend a material amount of money on research and development and did not have a significant backlog as of December 31, 2009.

The main competitors of Wang Da include Telephone World, Hangzhou Yindun, Shanghai Guangda, Changjiang Tianyin and Hangzhou Zhenghua. Additionally, there are Ningbo Haishu and Zhongyu. Wang Da has many years of experiences in mobile phone sales. Wang Da has a wide distribution network in Zhejiang, Shanghai, Jiangsu and other regions. These competitors use different business models such as “store in stores”, free standing stores and distribution channels. The competitors have smaller scale of operation and smaller distribution regions compared to Wang Da. Therefore, these competitors typically have only a fraction of our sales.

Hangzhou Sanhe Electronic Technology Limited (“Sanhe”)

Sanhe is a home electronics retail chain in Eastern China, headquartered in HangZhou City. It had 210 retail “store in stores” in Shanghai City, Zhejiang Province and Jiangsu Province in 2009. Sanhe specializes in the sale of home electronics, including air conditioners, audio systems, speakers and DVD players. In 2006, Sanhe expanded its business to the television sets, and has received sales agent licenses from TCL, Chuangwei and Haier. Sanhe contributed 25% of revenue to the Company in 2009.

The five largest suppliers for Sanhe are Zhejiang Zhuocheng Digital Electronics Company Limited, Hangzhou Xietong Trade Co., Limited, Shanghai Haier Industrial and Trade Company, Zhejiang Saixin Technology Limited , Shenzhen Chuangwei-RGB Electronics Company. The five largest suppliers contributed 62% of the purchases of Sanhe in 2009. The five largest customers for Sanhe are Lianhua Supermarket Group, Hangzhou Lianhua Huashang Group, Jiangsu Times Supermarket Company Limited, Shanghai Lotus Supercenter and Zhejiang Huarun Vanguard Company Limited. The top five customers contributed 29% of revenue of Sanhe in 2009.

Sanhe has a diverse customer base and, the loss of any one customer would not likely have an adverse effect on the Company’s sales.  The Company did not spend a material amount of money on research and development, and did not have a significant backlog for 2009.

The main competitors of Sanhe include Hangzhou Meidi, Hangzhou Danong, Nanjing Mingci, Shanghai Feitong and Jiangshu Huayi. Additionally, there is Baicheng Group with sales of approximately $30 million per year and Shanghai Feiteng with sales of approximately $30-40 million per year. Sanhe has many years of experience in the sale of home electronics which has allowed it to build good relationships with brand name companies such as TCL, Skyworth, Meidi, Longdi and Galanz. In addition, Sanhe has the competitive advantage of maintaining an extensive distribution network.

Shanghai Joy & Harmony Electronics Company Limited (“Joy & Harmony”)

Joy & Harmony is a consumer electronics retail chain in Eastern China. It had 218 retail outlets in Shanghai City and Jiangsu Province in 2009. Joy & Harmony specializes in the sale of consumer electronics, including MP3 players, MP4 players, iPods, electronic dictionaries, CD players, radios, Walkmans, audio systems and speakers. The company is the authorized sales agent for well-known manufacturers in China, including Tecsun Radio and Changhong ZARVA. Joy & Harmony contributed 25% of revenue to the Company in 2009.

The five largest suppliers for Joy & Harmony are Shanghai Ganshun Trade Company Limited, Huaqi Information Digital Technology Company Limited (Aigo) – Shanghai, SONY-Shanghai Company Limited, Shanghai Jingming Technology Company Limited and Shanghai China-tex Electronic System Company Limited. The five largest suppliers contributed 49% of the purchases of Joy & Harmony in 2009. The five largest customers for Joy & Harmony are Shanghai No. 1 Department Store Company Limited, Shanghai Lanle Trade Company Limited, Da Run Fa Company Limited, Hualian Jimai Sheng Company Limited, Shanghai Lanle Trade Company Limited and Shanghai Lian Jia Supermarket Company Limited. The top five customers contributed 2% of revenue of Joy & Harmony in 2009.

As a retailer with hundreds of locations, the Company is not reliant on any one customer or on a few customers. The loss of any one customer would not likely have an adverse effect on Joy & Harmony’s sales. Joy & Harmony did not have any material backlog of orders at December 31, 2009. Joy & Harmony did not spend a material amount of money on research and development in 2009.

The main competitors of Joy & Harmony include Shanghai Huaning, Shanghai Juexiang, Shanghai Wansi and Shanghai Feitong. Joy & Harmony’s competitors are a combination of a large number of very small stores who lack the Company’s economies and scale, as well as a small number of large players such as large department stores. Additional competitors include Shanghai Yonguan Digital with sales of approximately $45 million per year, Shanghai Dongqi with sales of approximately of $7-8 million per year, and Shanghai Yidunj of sales of $4-5 million per year.  Joy & Harmony has a large number of retail locations compared to its competitors. In addition, Joy & Harmony has built good relationships with suppliers of well-known brands such as Apple, Sony, Meizu, Desheng and Aigo.

Jinhua Baofa Logistic Litmited (“Jinhua”)

Jinhua has been in operation since 2001. Jinhua transports electronics, machinery and equipment, metal products, chemical materials, garments and handcrafted goods for businesses in the Eastern China region in which China 3C operates, such as Shanghai, Hangzhou and Nanjing.

The five largest vendors for Jinhua are Zhejiang Sheng Tong Logistic Co. Ltd, Hang Zhou Shen Zhou Transportation Co. Ltd, Shanghai Sheng Hui Transportation Co. Ltd Shanghai Hong Wei Transportation Co. Ltd and Jiaxing Guohong Vehicle Transpportation Co. Ltd. The five largest vendors contributed to 34% of direct cost of Jinhua in 2009. The five largest customers for Jinhua are Guangzhou Shuntong Transportation Co. Ltd, Wuhan Tianda Transportation Co. Ltd, Xiamen Shida Transportation Co. Ltd, Hefei Yuanshunda Huoyun Co. Ltd. and Shenzhen Jingpeng Kuaiyun Co. Ltd. The top five customers contributed 10% of revenue of Jinhua in 2009.

The main competitors of Jinhua include Hangzhou Hongrun Transportation Co., Ltd, Hangzhou Tianzhao Logistics Co., Ltd, Hangzhou Huishen Logistics Co., Ltd, Terry Logistics Group Co., Ltd, Shanghai Yanfu Logistics Co., Ltd, Shanghai Zhicheng Logistics Co., Ltd and Shanghai Jiaje Express Co., Ltd

Intellectual Property

We consider our logos important to our business.  We applied to register 10 logos with the State Administration of Industry and Commerce in China and are currently awaiting the administration’s approval.

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

Due to the global economic slowdown, we have extended the payment terms for all our retail partners from 30 days to 45 days and wholesale department from 10 days to 15 days. This will lead to an increase in our accounts receivable. The increase in accounts receivable will cause a decrease in working capital.

We believe that our currently available working capital, primarily cash from operation, is adequate to execute our current business plan.

Customers

We do not have a significant concentration of sales with any individual customer and, therefore, the loss of any one customer would not have a material impact on our business. No single customer has accounted for 10% or more of our total revenue in 2009.

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

Environmental Matters

We are subject to China’s National Environmental Protection Law, as well as a number of other national and local laws and regulations regulating air, water and noise pollution and setting pollutant discharge standards. We believe that all our operations are in material compliance with all applicable environmental laws. We did not incur any costs to comply with environmental laws in 2009 and 2008.

Employees

The Company currently has 2,205 employees, all of which are full time employees located in China. Zhejiang has 69 employees, Yiwu has 338 employees, Wang Da has 528 employees, Sanhe has 528 employees, Joy & Harmony has 349 employees and Jinhua has 393 employees.

The Company has no collective bargaining agreements with any unions.

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

We depend on the continued services of our executive officers and the loss of key personnel could affect our ability to successfully grow our business.  We are highly dependent upon the services of our senior management team, particularly Zhenggang Wang, our Chairman and Chief Executive Officer and Jian Zhang, our Chief Financial Officer. The permanent loss for any of our key executives, could have a material adverse effect upon our operating results. We may not be able to locate suitable replacements for our executives if their services were lost. We do not maintain key man life insurance on any of these individuals.

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

Due to various restrictions under PRC laws on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our stockholders.  The Wholly Foreign Owned Enterprise Law (1986), as amended and The Wholly Foreign Owned Enterprise Law Implementing Rules (1990), as amended, contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises, such as Zhejiang, Wang Da and Joy & Harmony, may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, Zhejiang, Wang Da and Joy & Harmony are required to set aside a certain amount of any accumulated profits each year (a minimum of 10%, and up to an aggregate amount equal to half of its registered capital), to fund certain reserve funds. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC.  If we ever determine to pay a dividend, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of such dividends from the profits of Zhejiang, Wang Da and Joy & Harmony.

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

Our wholly owned subsidiaries, Zhejiang, Wang Da and Joy & Harmony are FIEs to which the Foreign Exchange Control Regulations are applicable. There can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future.

Between 1994 and 2004, the exchange rate for RMB against the U.S. dollar remained relatively stable, most of the time in the region of RMB8.28 to US$1.00. However, in 2005, the Chinese government announced it would begin pegging the exchange rate of the RMB against a number of currencies, rather than just the U.S. dollar. As our operations are primarily in China, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues, financial condition and the value of our common stock. For example, to the extent that we need to convert U.S. dollars into RMB for our operations, appreciation of this currency against the U.S. dollar could have a material adverse effect on our business, financial condition, results of operations and the value of our common stock. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

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

Our common stock may be deemed penny stock with a limited trading market. Our common stock is currently listed for trading in the OTC Bulletin Board, which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the “penny stock rules” adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules,” investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

We do not intend to pay dividends on our common stock.  We have no plans for declaring or paying dividends in the foreseeable future. We intend to retain earnings, if any, to provide funds for the implementation of our new business plan.  Therefore, there can be no assurance that holders of common stock will receive any additional cash, stock or other dividends on their shares of common stock until we have funds, which the Board of Directors determines, can be allocated to dividends.  Also, see risk factor titled “Due to various restrictions under PRC laws on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our stockholders.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

     The Company does not own any real estate properties; all of the properties are leased. The lease terms are as follows:

Yiwu

1.	Yiwu headquarter office: lease term: one year (Aug. 2009 - Aug. 2010).

2.	Apartments: Yiwu building, Yiwu village, Lease term: two years (July 2008 - July 2010).

3.	Wenzhou Office: lease term: one year (June 2009 –June 2010).

Wang Da

1.	Nanjing Office: lease term one year (May 2009- May 2010).

Sanhe

1.	Hangzhou office: lease term five year (May 2009 - May 2014).

2.	Hangzhou Office: lease term : five years (Aug. 2006 - Aug. 2011).

3.	Wuxi Office: lease term: two years (Sep. 2008 – Sep. 2010).

4.	Shanghai Office: lease term: two years (Apr. 2009 – Apr. 2011).

Joy & Harmony

1.	Wuxi Tower office: lease term one and half year (June 2009 – Nov. 2010).

Jinhua

1.	Hangzhou office and warehouse: lease term 3 years (May 2007 – Apr. 2010).

2.	Parking lot: lease term 2 years (Sep. 2009 - Aug. 2011).

3.	Airport parking: lease term: 1 year(Sep. 2009 – Aug. 2010).

4.	Other leases – parking, warehouse, distribution and dorm.

The Company believes its leased spaces are adequate and suitable to maintain and develop its business operations.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 4. RESERVED FOR FUTURE USE BY THE SECURITIES AND EXCHANGE COMMISSION

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “CHCG.OB.” The following table sets forth the range of quarterly high and low closing bids of the common stock as reported during the years ending December 31, 2008 and December 31, 2009 and through March 31, 2010:

	Low Bid*	High Bid*
2008
Quarter ended March 31	$1.25	$3.97
Quarter ended June 30	$1.20	$1.96
Quarter ended September 30	$1.20	$2.26
Quarter ended December 31	$0.66	$1.36

2009
Quarter ended March 31	$0.43	$1.08
Quarter ended June 30	$0.74	$1.72
Quarter ended September 30	$0.55	$0.92
Quarter ended December 31	$0.42	$0.84

2010
January 1, 2010 – March 31, 2010	$0.44	$0.59

*	The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Stockholders

As of the close of business on April 15, 2009, there were approximately 73 holders of record of the Company’s common stock. However, we believe there are additional beneficial owners of our common stock who own their shares in “street name.”

Dividends

The Company did not pay any dividends during 2008 and 2009. The Company has no plans to declare cash dividends on its common stock in the future. If the Company ever determines to pay a dividend, it may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency from the PRC for the payment of such dividends from the profits of its operating subsidiaries in China.  Please see additional discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition, Liquidity and Capital Resources.

Equity Compensation Plan Information

On January 15, 2009, the Company’s Board of Directors (“BOD”) adopted the China 3C Group 2008 Omnibus Securities and Incentive Plan (the “2008 Plan”).  The 2008 Plan provides for the granting of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant.  Under the 2008 Plan 2,000,000 shares of the Company’s common stock were initially available for issuance for awards.  Each award shall remain exercisable for a term of ten (10) years from the date of its grant. The price at which a share of common stock may be purchased upon exercise of an option shall not be less than the closing sales price of the common stock on the date such option is granted.  The 2008 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it is adopted by the Board. As of March 31, 2010, 2,728 shares of the Company’s common stock were available for issuance of awards.

Securities authorized for issuance under equity compensation plans

The following is a summary of all of our equity compensation plans as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Securityholders	—	—	—
Equity Compensation Plans Not Approved by Securityholders	1,997,272	$0.74	2,728

 Repurchase of Securities

We did not repurchase any of shares of our common stock during the fourth quarter of 2009.

Recent Sales of Unregistered Securities

On May 7, 2007 the BOD appointed Joseph J. Levinson to serve as a member of the BOD of the Company and to be in charge of the Company’s investor relations. As compensation for his services, Mr. Levinson received: (1) $60,000 per year, payable in equal quarterly installments; (2) a monthly grant during his term of his services of 1,000 shares of the Company’s common stock; (3) an initial annual grant of a stock option to purchase 300,000 shares of the Company's common stock, with an exercise price of $6.15 per share (the “2007 Stock Option”) under the China 3C Group 2005 Equity Incentive Plan; and (4) a subsequent annual grant of a stock option to purchase an additional 300,000 shares of the Company's common stock, with an exercise price of $1.82 (the “2008 Stock Option”) under the China 3C Group 2005 Equity Incentive Plan. In addition, the Company agreed that Mr. Levinson would receive (1) $2,500 for each Board meeting that he attends, (2) $2,000 for each meeting of a committee of the Board that he attends, (3) $5,000 upon being named the chairman of any Board committee, and (4) $4,500 as a one time bonus upon joining the Board. It was later determined that due to the expiration of the China 3C Group 2005 Equity Incentive Plan on December 31, 2006, the 2007 Stock Option and the 2008 Stock Option were not validly granted. Pursuant to the terms of the Compensation Agreement dated as of November 27, 2008 between Mr. Levinson and the Company, Mr. Levinson acknowledged that the 2007 Stock Option and the 2008 Stock Option were not and will not be granted and in consideration for his services as a Director accepted the issuance of 125,000 shares of the Company’s common stock.  The 125,000 shares of the Company’s common stock were issued to Mr. Levinson on January 7, 2009.

On January 15, 2009, the Company’s BOD adopted the China 3C Group, Inc. 2008 Omnibus Securities and Incentive Plan (the “2008 Plan”).  The 2008 Plan provides for the granting of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant.  Under the 2008 Plan 2,000,000 shares of the Company’s common stock were available for issuance for awards.  Each award shall remain exercisable for a term of ten (10) years from the date of its grant. The price at which a share of common stock may be purchased upon exercise of an option shall not be less than the closing sales price of the common stock on the date such option is granted.  The 2008 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it is adopted by the BOD. In May and October 2009, the Company issued 1,097,272 and 900,000 shares of common stocks, respectively, pursuant to two consulting agreements for 3 years consulting service under the 2008 Plan.

In June 2009, pursuant to an employment agreement, an option grant to purchase 100,000 shares of common stock of the Company was issued to Mr. Jian Zhang for his service as the Company’s chief financial officer.

In December 2009, pursuant to aboard of directors agreement, an option grant to purchase 30,000 shares of common stock of the Company was issued to Mr. Kenneth T. Berents for serving as a director of the Company.

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

ITEM 6.   SELECTED FINANCIAL DATA

The selected consolidated statement of income and comprehensive income data for the years ended December 31, 2009, 2008 and 2007 and the selected consolidated balance sheet data as of December 31, 2009 and 2008 are derived from our audited consolidated financial statements included elsewhere in this Annual Report.

The selected consolidated balance sheet data as of December 31, 2007, 2006 and 2005, and the selected consolidated financial data for the years ended December 31, 2007 and 2006, are derived from our audited consolidated financial statements not included in this Annual Report.

The following selected consolidated historical financial information should be read in conjunction with our consolidated financial statements and related notes and the information contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

All amounts in thousands of U.S. dollars except for share amounts.

	Year Ended December 31,
	2009	2008	2007	2006	2005
Statements of Operations Data:
Sales, net	$208,489	$310,644	$276,027	$148,219	$24,702

Cost of sales	187,476	262,003	226,656	125,412	21,577
Gross profit	21,013	48,641	49,371	22,807	3,125

General and administrative expenses	21,621	14,132	13,615	5,545	783
Income from operations	(608)	34,509	35,756	17,262	2,342

Other (Income) Expense
Interest income	(109)	(146)	(88)	(31)	(5)
Interest expense	-	-	-	8	1
Other income	(163)	(1,150)	-	-	-
Other expense	163	360	74	101	9
Total Other (Income) Expense	(109)	(936)	(14)	78	5
Income before income taxes	(499)	35,445	35,770	17,184	2,337

Provision for income taxes	714	8,611	12,850	5,908	231
Net income	$(1,213)	$26,834	$22,920	$11,276	$2,106

Net income per share:
Basic & diluted	$(0.02)	$0.51	$0.44	$0.24	$0.06

Weighted average number of shares outstanding:
Basic & diluted	53,867,890	52,673,938	52,671,438	46,179,507	35,000,000

	Year Ended December 31,
	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$29,908	$32,158
Working capital	49,791	59,875
Total assets	94,396	95,196
Total liabilities	7,776	7,558
Total shareholders’ equity	86,620	87,638

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

Overview

China 3C was incorporated on August, 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited (“CFDL”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang Yong Xin Digital Technology Company Limited (“Zhejiang”), Yiwu Yong Xin Communication Limited (“Yiwu”), Hangzhou Wandda Electronics Company Limited (“Wang Da”), Hangzhou Sanhe Electronic Technology, Limited (“Sanhe”), and Shanghai Joy & Harmony Electronic Development Company Limited (“Joy & Harmony”) were incorporated under the laws of Peoples Republic of China on July 11, 2005, July 18, 1997, March 30, 1998, April 12, 2004, and August 25, 2003, respectively. China 3C Group owns 100% of CFDL and CFDL own 100% of the capital stock of Joy & Harmony and Sanhe. Until August 14, 2007, when it made the change to its ownership structure described in the next paragraph in order to comply with certain requirements of PRC law, CFDL owned 100% of the capital stock of Zhenjiang. Zhejiang owns 90% and Yiwu owns 10% of Wang Da. Zhejiang owns 90% and Wang Da owns 10% of Yiwu. On March 10, 2009 Zhejiang set up a new operating entity, Hangzhou Letong Digital Technology Co., Ltd. (“Letong”) to establish an electronic retail franchise operation for China 3C Group. On July 6, 2009, Zhejiang and Yiwu completed acquisition of Jinhua Baofa Logistic Ltd (“Jinhua”).  Jinhua was incorporated under the laws of PRC on December 27, 2001.

Collectively the nine corporations are referred to herein as the Company.

On December 21, 2005, CFDL became a wholly owned subsidiary of China 3C through a merger with a wholly owned subsidiary of the Company (the “Merger Transaction”). China 3C acquired all of the issued and outstanding capital stock of CFDL pursuant to a Merger Agreement dated at December 21, 2005 by and among China 3C, XY Acquisition Corporation, CFDL and the shareholders of CFDL (the “Merger Agreement”). Pursuant to the Merger Agreement, CFDL became a wholly owned subsidiary of China 3C Group and, in exchange for the CFDL shares, China 3C issued 35,000,000 shares of its common stock to the shareholders of CFDL, representing 93% of the issued and outstanding capital stock of China 3C at that time and a cash consideration of $500,000. On August 15, 2007, in order to comply with the requirements of PRC law, the Company recapitalized its ownership structure. As a result, instead of CFDL owning 100% of Zhejiang as previously was the case, CFDL entered into contractual agreements with Zhejiang whereby CFDL owns a 100% interest in the revenues of Zhejiang. CFDL does not have an equity interest in Zhejiang, but is deemed to have all the economic benefits and liabilities by contract. Under this structure, Zhejiang is now a wholly foreign owned enterprise (WOFE) of CFDL. The contractual agreements give CFDL and its’ equity owners an obligation to absorb, any losses, and rights to receive revenue. CFDL will be unable to make significant decisions about the activities of Zhejiang and can not carry out its principal activities without financial support. These characteristics as defined in ASC 810, Consolidation of Variable Interest Entities (VIEs), qualifies the business operations of Zhejiang to be consolidated with CFDL and ultimately with China 3C.

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

On July 6, 2009, China 3C’s subsidiaries, Zhejiang and Yiwu completed acquisition of Jinhua, a company organized under the laws of the PRC. Zhejiang acquired 90% and Yiwu acquired 10% of the entire equity interests in Jinhua from the shareholders of Jinhua for a total purchase price of RMB 120,000,000 (approximately $17.5 million) in cash.

The Company is engaged in the business of resale and distribution of third party products and generates approximately 100% of its revenue from resale of items such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPod, electronic dictionaries, CD players, radios, Walkmans, and audio systems. We sell and distribute products through retail stores and secondary distributors. We operate substantially all of our retail operations through our “store in store” model. Under this model, the Company leases space in major department stores and retailers. Leasing costs can vary based on a percentage of sales, or can be fixed. For the year ended December 31, 2009, all of our stores in stores leases were variable based on sales. After acquisition of Jinhua in July 2009, the Company started provideing transportation service to business in Eastern China.

Results of Operations

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

Reportable Operating Segments

The Company reports financial and operating information in the following five segments:

a)	Yiwu Yong Xin Telecommunication Company, Limited or “Yiwu”

b)	Hangzhou Wang Da Electronics Company, Limited or “Wang Da”

c)	Hangzhou Sanhe Electronic Technology Limited or “Sanhe”

d)	Shanghai Joy & Harmony Electronics Company Limited or “Joy & Harmony”

e)	Jinhua Baofa Logistic Limited or “Jinhua”

a)	Yiwu Yong Xin Telecommunication Company, Limited or “Yiwu”

Yiwu focuses on the selling, circulation and modern logistics of fax machines and cord phone products.

All amounts, except percentage of revenues, in thousands of U.S. dollars.

	Year Ended December 31,		Percentage
Yiwu	2009	2008	Change
Revenue	$42,064	$63,370	(33.62)%
Gross Profit	$2,818	$9,978	(71.76)%
Gross Margin	6.70%	15.75%	(9.05)%
Operating Income	$(612)	$7,615	(108.04)%

For the year ended December 31, 2009, Yiwu generated revenue of $42,064, a decrease of $21,306 or 33.62% compared to $63,370 for the year ended December 31, 2008. Gross profit decreased $7,160 or 71.76% from $9,978 for the year ended 2008 to $2,818 for the year ended 2009. Operating losses was $612 in 2009, a decrease of $8,227 or 108.04% compared to operating income of $7,615 in 2008. Such decrease in revenue was primarily due to the shrinking market in office communication products. The decrease in revenue was also a result of closing 23 stores in stores in 2009.

Gross profit margin decreased from 15.75% in 2008 to 6.7% in 2009, a decrease of 9.05%. Such decrease is primarily due to of the more competitive fax machines and telephone market in China as compared to 2008. In order to maintain market shares, we had to launch more promotions which negatively affected the gross margin. In addition, sales rebate paid to suppliers as a percentage of sales increased in 2009, which led to lower gross margin of Yiwu.

b)           Hangzhou Wang Da Electronics Company, Limited or “Wang Da”

Wang Da focuses on the selling, circulation and modern logistics of cell phones, cell phones products, and digital products, including digital cameras, digital camcorders, PDAs, flash disks, and removable hard disks.

All amounts, except percentage of revenues, in thousands of U.S. dollars.

	Year Ended December 31,		Percentage
Wang Da	2009	2008	Change
Revenue	$57,432	$102,935	(44.21)%
Gross Profit	$5,288	$16,313	(67.58)%
Gross Margin	9.21%	15.85%	(6.64)%
Operating Income	$(262)	$11,527	(102.27)%

For the year ended December 31, 2009, Wang Da generated revenue of $57,432, a decrease of $45,503 or 44.21% compared to $102,935 for the year ended December 31, 2008. Gross profit decreased $11,025 or 67.58% from $16,313 for the year ended 2008 to $5,288 for the year ended 2009. Operating losses was $262 in 2009, a decrease of $8,227 or 102.27% compared to operating income of $11,527 in 2008. The decrease in revenue was primarily due to the high competition from government-owned large telecommunication service providers. Telecommunication service providers started to open their direct operating stores to sell communication products and also launched promotions such as “free phone with service contract” in 2009. In addition, the introduction of 3G phones caused lower demand for the old model mobile phones. Meanwhile, the 3G network is still in the trial period, customers are waiting to upgrade to 3G phones until the 3G network is complete. The decrease in revenue was also attributed to the closing of 42 stores in stores in 2009.

Gross profit margin decreased from 15.85% in 2008 to 9.21% in 2009. The decrease was due to lower unit price of old model mobile phones as a result of the introduction of the 3G phones.

c)           Hangzhou Sanhe Electronic Technology Limited or “Sanhe”

Sanhe focuses on the selling, circulation and modern logistics of home electronics, including DVD players, audio systems, speakers, televisions and air conditioners.

All amounts, except percentage of revenues, in thousands of U.S. dollars.

	Year Ended December 31,		Percentage
Sanhe	2009	2008	Change
Revenue	$51,674	$70,243	(26.44)%
Gross Profit	$6,916	$12,444	(44.43)%
Gross Margin	13.38%	17.72%	(4.34)%
Operating Income	$(741)	$7,509	(109.87)%

For the year ended December 31, 2009, Sanhe generated revenue of $51,674, a decrease of $18,569 or 26.44% compared to $70,243 for the year ended December 31, 2008. Gross profit decreased $5,528 or 44.43% from $12,444 for the year ended 2008 to $6,916 for the year ended 2009. Operating losses was $741 in 2009, a decrease of $8,250 or 109.87% compared to operating income of $7,509 in 2008. The increase in revenue was primarily due to the shrinking market in DVD players and small home electronics as well as the closing of 24 stores in 2009.

Gross profit margin decreased from 17.72% in 2008 to 13.38% in 2009. The decrease in gross profit and operation income was primarily due to the change in sales revenue mix. In 2009, due to the lesser sales of DVD players and other small home electronics, sales volume of TV sets, which has a lower margin, comparatively increased. Therefore, gross margin for Sanhe decreased in 2009.

d)           Shanghai Joy & Harmony Electronics Company Limited or “Joy & Harmony”

Joy & Harmony focuses on the selling, circulation and modern logistics of consumer electronics, including MP3 players, MP4 players, iPod, electronic dictionary, radios, and Walkman.

All amounts, except percentage of revenues, in thousands of U.S. dollars.

	Year Ended December 31,		Percentage
Joy & Harmony	2009	2008	Change
Revenue	$51,489	$74,096	(30.51)%
Gross Profit	$4,250	$9,906	(57.10)%
Gross Margin	8.25%	13.37%	(5.12)%
Operating Income	$1,012	$7,406	(86.34)%

For the year ended December 31, 2009, Joy & Harmony generated revenue of $51,489, a decrease of $22,607 or 30.51% compared to $74,096 for the year ended December 31, 2008. Gross profit decreased $5,656 or 57.10% from $9,906 for the year ended 2008 to $4,250 for the year ended 2009. Operating income was $1,012 in 2009, a decrease of $6,394 or 86.34% compared to $7,406 in 2008. The decrease in revenue was primarily due to closing of 12 stores in 2009. In addition, manufacturers have been introducing new products at a slower rate and the old products currently on the market have become out-dated. This has caused the unit price of consumer electronics to drop and sales to decline.

Gross profit margin decreased from 13.37% in 2008 to 8.25% in 2009. The global financial crisis caused many small electronics manufacturers to exit the market and large manufacturers to raise the price of consumer electronics. Therefore, the cost for Joy & Harmony has increased, which led to a significant decline in gross margin.

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

China 3C acquired Jinhua on July 6, 2009. Therefore, the consolidated statement of income (loss) and comprehensive income (loss) of China 3C for the year ended December 31, 2009 includes Jinhua’s operating results from the date of acquisition to December 31, 2009.

All amounts, except percentages of revenues, are in thousands of U.S. dollars.

Jinhua	For the period from July 1 to December 31, 2009
Revenue	$5,573
Gross Profit	$1,713
Gross Margin	30.73%
Operating Income	$1,098

Net sales

Net sales for 2009 totaled $208,490, representing a year-over-year decrease of 32.88% compared to $$310,645 for 2008. The decrease was attributable to the closing of 101 stores in stores in 2009 as well as the negative effect of global economic slowdown.

Percentage of sales

In 2009, the Company earned approximately 69% of its sales from its retail operations and 31% from its wholesale operations compared to 68% from retail operations and 32% from wholesale in 2008.

Percentage of sales from retail operations and wholesale operations for each segment is as follows:

	Yiwu	Wang Da	Sanhe	Joy & Harmony
Retail	68.67%	69.93%	67.57%	69.65%
Wholesale	31.33%	30.07%	32.43%	30.35%

Cost of Sales

Cost of sales for 2009 totaled $187,476, or 89.92% of net sales compared to $262,003, or 84.34% for 2008. The decrease in the cost of sales was a direct result of the corresponding decrease in sales. The cost of sales as a percentage increased during 2009 primarily due to increased costs of electronics products as well as increase in sales rebate paid to suppliers.

Top Ten Suppliers of Each of Our Subsidiaries in 2009

	Yiwu	Wang Da	Sanhe	Joy & Harmony	Jinhua
1	Fengda Technology Company Limited	Shanghai Post&Telecom Appliances Co - Hangzhou	Zhejiang Zhuocheng Digital Electronics Company Limited	Shanghai Ganshun Trade Company Limited	Zhejiang Sheng Tong Logistic Company Limited

2	Hangzhou Shenruida Trade Company Limited	Shenzhen Tianyin Telecommunication Company Limited	Hangzhou Xietong Trade Co., Limited	Huaqi Information Digital Technology Company Limited (aigo) – Shanghai	Shanghai Hong Wei Transportation Company Limited

3	Shanghai Zhongfang Electronics Company Limited	Hangzhou Tianchen Digital Telecommunication Company Limited	Shanghai Haier Industrial and Trade Company	SONY-Shanghai Company Limited	Hangzhou Shenzhou Transportation Company Limited

4	Wenzhou Jingwei Company	Hangzhou Qiuxin Internet Equipment Company Limited	Zhejiang Saixin Technology Limited	Shanghai Jingming Technology Company Limited	Jiaxingshi Guohong Vehicle Transportation Company Limited

5	Ninbo Zhongxun Electronics Company Limited	Hangzhou Weihua Telecommunication Company Limited	Shenzhen Chuangwei-RGB Electronics Company	Shanghai China-tex Electronic System Company Limited	Shanghai Sheng Hui Transportation Company Limited

6	Shanghai Hongyi Office Supplies Company Limited	Hangzhou Chaoyue Telecommunication Company Limited	TCL Electronics Company Limited	Shanghai Caitong Digital Technology Company Limited	Guangzhou Shuntong Transportation Company Limited

7	Shanghai Guangdian Equipment Company Limited	Shenzhen Liansheng Technology Company Limited	Qingdao Haixin Electronics Limited Hangzhou branch	Beijing Broadcom Information Technology Company Limited	Shanghai Shenghui Transportation Company Limited

8	Yiwu Wantong Telecom Equipment Company Limited	Hangzhou Huayu Telecommunication Appliances Company Limited	Dongguang Lebang Electronics Limited	Chongqing Zhaohua Digital Technology Company Limited	Hefei Yuan Shun Da Transportation Company Limited

9	Shanghai Rongduo Business Company Limited	Shenzhen Jinfeng Datong Technology Company Limited	Zhongshan Longdi Electronics Limited	Shanghai Jinling Network Equipment Company Limited	Zhuhai Zhijie Transportation Company Limited

10	Shanghai Huoke Electronics Company Limited	Shenzhen Jiepulin Company Limited	Shenzhen Aosike Electronics Company Limited	Shenzhen Dejing Electronics Company Limited	Sanming Yunlin Vehicle Transportation Company Limited

Gross Profit Margin

Gross profit margin in 2009 decreased to 10.08% compared to 15.66% in 2008. The gross profit margin decrease was mainly attributed to the fact that many small manufacturers of computers, communication and consumer products exited the market and current manufacturers raised the cost of goods due to the global economic slowdown. The decrease in gross margin was also due to the increase in sales rebate paid to suppliers.

Because the Company does not include the costs related to its distribution network in cost of sales, its gross profit and gross profit as a percentage of net sales (“gross profit margin”) may not be comparable to those of other retailers that may include all costs related to their distribution network in cost of sales and in the calculation of gross profit and gross margin.

General and Administrative Expenses

General and administrative expenses for 2009 totaled $21,621, or 10.37% of net sales, compared to $14,132, or 4.55% of net sales for 2008. General and administration expense as a percentage of net sales increased 7.32% due to salary increase of $4,600 in 2009 compared to 2008, additional $1,116 general and administration expense due to acquisition of Jinhua, increase in management fee and additional expenses in relation to the new direct stores and franchise stores.                .

Income (Loss) from Operations

Operating loss for 2009 was $608, or (0.29)% of net sales compared to Operating income of $34,509, or 11.11% of net sales for 2008, a decrease of 101.76%. Declined sales and gross margin and increased general and administration expenses led to the decline in income from operations.

Provision for income taxes

Provision for income taxes for 2009 was $714, representing year-over-year decrease of 91.71% compared to $8,611 for 2008. The significant decrease in income tax expenses was due to Yiwu, Wang Da and Sanhe having net losses in 2009 and therefore not having income tax expenses. In addition, Joy & Harmony’s income from operations also declined in 2009 compared to 2008, therefore, had a lesser income tax expense. Although we added one subsidiary - Jinhua in 2009, Jinhua’s income tax expense was not significant.

Net Income (loss)

Net loss was $1,213 or (0.58) % of net sales for 2009 compared to $26,834 net income or 8.64% of net sales for 2008. Net income decreased primarily due to sales decline and increase in general administration expenses.

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Reportable Operating Segments

The Company reports financial and operating information in the following four segments:

a)	Yiwu Yong Xin Telecommunication Company, Limited or “Yiwu”

b)	Hangzhou Wang Da Electronics Company, Limited or “Wang Da”

c)	Hangzhou Sanhe Electronic Technology Limited or “Sanhe”

d)	Shanghai Joy & Harmony Electronics Company Limited or “Joy & Harmony”

Yiwu focuses on the selling, circulation and modern logistics of fax machines and cord phone products.

All amounts, except percentage of revenues, in thousands of U.S. dollars.

	Year ended December 31,		Percentage
Yiwu	2008	2007	Change
Revenue	$63,370	$61,385	3.23%
Gross Profit	$9,978	$9,205	8.40%
Gross Margin	15.75%	15.00%	0.75%
Operating Income	$7,615	$7,378	3.21%

For the year ended December 31, 2008, Yiwu generated revenue of $63,370, an increase of $1,985 or 3.23% compared to $61,385 for the year ended December 31, 2007. Gross profit increased $773 or 8.40% from $9,205 for the year ended 2007 to $9,978 for the year ended 2008. Operating income was $7,615 in 2008, an increase of $237 or 3.21% compared to $7,378 in 2007. Such increases in revenue, gross profit and operation income were primarily due to the expansion of the Company’s distribution networks as well as opening of new stores.

Gross profit margin increased from 15% in 2007 to 15.75% in 2008, an increase of 0.75%. Such increase is primarily due to our strong bargaining power in purchase of fax machines. Fax machines are China 3C’s most established product line. We have long term relationships with our suppliers which gives us competitive advantage in purchase cost.

b)           Hangzhou Wang Da Electronics Company, Limited or “Wang Da”

Wang Da focuses on the selling, circulation and modern logistics of cell phones, cell phones products, and digital products, including digital cameras, digital camcorders, PDAs, flash disks, and removable hard disks.

All amounts, except percentage of revenues, in thousands of U.S. dollars.

	Year ended December 31,		Percentage
Wang Da	2008	2007	Change
Revenue	$102,935	$83,496	23.28%
Gross Profit	$16,313	$13,633	19.66%
Gross Margin	15.85%	16.33%	(0.48)%
Operating Income	$11,527	$11,259	2.38%

For the year ended December 31, 2008, Wang Da generated revenue of $102,935, an increase of $19,439 or 23.28% compared to $83,496 for the year ended December 31, 2007. Gross profit increased $2,680 or 19.66% from $13,633 for the year ended 2007 to $16,313 for the year ended 2008. Operating income was $11,527 in 2008, an increase of $268 or 2.38% compared to $11,259 in 2007. The increase in revenue, gross profit and operating income were due to the expansion of Wang Da’s distribution networks, as well as opening of new stores.

Gross profit margin decreased from 16.33% in 2007 to 15.85% in 2008. The decrease was a result of a slight increase in promotional sales on cell phones within the Wang Da's store in store locations. The unit sales price of cell phones decreased in 2008 compared to the unit price in 2007, which caused the gross margin to decrease. However, Wang Da has been continuously introducing new cell phone models in an effort to maintain the gross margin.

c)           Hangzhou Sanhe Electronic Technology Limited or “Sanhe”

Sanhe focuses on the selling, circulation and modern logistics of home electronics, including DVD players, audio systems, speakers, televisions and air conditioners.

All amounts, except percentage of revenues, in thousands of U.S. dollars.

	Year ended December 31,		Percentage
Sanhe	2008	2007	Change
Revenue	$70,243	$67,157	4.60%
Gross Profit	$12,444	$16,234	(23.35)%
Gross Margin	17.72%	24.17%	(6.45)%
Operating Income	$7,509	$11,504	(34.73)%

For the year ended December 31, 2008, Sanhe generated revenue of $70,243, an increase of $3,086 or 4.60% compared to $67,157 for the year ended December 31, 2007. Gross profit decreased $3,790 or 23.35% from $16,234 for the year ended 2007 to $12,444 for the year ended 2008. Operating income was $7,509 in 2008, a decrease of $3,995 or 34.73% compared to $11,504 in 2007. The increase in revenue was primarily due to opening of 24 new stores in 2008. The decreases in gross profit and operation income were primarily due to a more competitive sales environment on home electronics.

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

All amounts, except percentage of revenues, in thousands of U.S. dollars.

	Year ended December 31,		Percentage
Joy & Harmony	2008	2007	Change
Revenue	$74,096	$63,988	15.80%
Gross Profit	$9,906	$10,298	(3.81)%
Gross Margin	13.37%	16.09%	(2.72)%
Operating Income	$7,406	$8,755	(15.41)%

For the year ended December 31, 2008, Joy & Harmony generated revenue of $74,096, an increase of $10,108 or 15.80% compared to $63,988 for the year ended December 31, 2007. Gross profit decreased $392 or 3.81% from $10,298 for the year ended 2007 to $9,906 for the year ended 2008. Operating income was $7,406 in 2008, a decrease of $1,349 or 15.41% compared to $8,755 in 2007. The increase in revenue was due to opening of 43 new stores in 2008 and expansion of distribution networks. Gross profit and operation income decreased as a result of a slight increase in promotional sales.

Gross profit margin decreased from 16.09% in 2007 to 13.37% in 2008. The decrease was a result of a slight increase in promotional sales.

Net sales

Net sales for 2008 totaled $310,645, representing a year-over-year increase of 12.54% as compared to $276,027 for 2007. The increase was attributable to the introduction of new consumer electronic products, increased marketing initiatives within the Company's store in store locations, as well as opening new stores in 2008.

Percentage of sales

In 2008, the Company earned approximately 68% of its sales from its retail operations and 32% of its sales from its wholesale operations compared to 65% from retail operations and 35% from wholesale operations in 2007.

Percentage of sales from retail operations and wholesale operations for each segment is as follows:

	Yiwu	Wang Da	Sanhe	SH&J
Retail	66%	65%	69%	70%
Wholesale	34%	35%	31%	30%

Cost of Sales

Cost of sales for 2008 totaled $262,003, or approximately 84.34% of net sales compared to $226,656, or approximately 82.11% for 2007. The increase in the cost of sales was a direct result of the corresponding increase in sales. The cost of sales as a percentage increased slightly during 2008 primarily due to increased costs of home electronics products.

Top Ten Suppliers of Each of Our Subsidiaries in 2008

	Yiwu	Wang Da	Sanhe	SH&J
1	Fengda Technology Company Limited	Shanghai Post&Telecom Appliances Co - Hangzhou	Zhejiang Shaixinke Company Limited	Shanghai Ganshun Trade Company Limited

2	Hangzhou Shenruida Trade Company Limited	Shenzhen Tianyin Telecommunication Company Limited	Zhongshan Longde Home Electronics Company Limited	Huaqi Information Digital Technology Company Limited (aigo) – Shanghai

3	Shanghai Zhongfang Electronics Company Limited	Hangzhou Tianchen Digital Telecommunication Company Limited	Zhejiang Zhuocheng Digital Electronics Company Limited	SONY-Shanghai Company Limited

4	Wenzhou Jingwei Company	Hangzhou Qiuxin Internet Equipment Company Limited	Shenzhen Chuangwei-RGB Electronics Company Limited	Shanghai Jingming Technology Company Limited

5	Ninbo Zhongxun Electronics Company Limited	Hangzhou Weihua Telecommunication Company Limited	Shenzhen Aosike Electronics Company Limited	Shanghai China-tex Electronic System Company Limited

6	Shanghai Hongyi Office Supplies Company Limited	Hangzhou Chaoyue Telecommunication Company Limited	Shanghai Haier Industrial and Trade Company	Shanghai Caitong Digital Technology Company Limited

7	Shanghai Guangdian Equipment Company Limited	Shenzhen Liansheng Technology Company Limited	TCL Electronics Company Limited	Beijing Broadcom Information Technology Company Limited

8	Yiwu Wantong Telecom Equipment Company Limited	Hangzhou Huayu Telecommunication Appliances Company Limited	Shenzhen Deheyuan Electronics Company	Chongqing Zhaohua Digital Technology Company Limited

9	Shanghai Rongduo Business Company Limited	Shenzhen Jinfeng Datong Technology Company Limited	Shenzhen Angel Drinking Water Industrial Group	Shanghai Jinling Network Equipment Company Limited

10	Shanghai Huoke Electronics Company Limited	Shenzhen Jiepulin Company Limited	Guangzhou Shengshida Electronics Company Limited	Shenzhen Dejing Electronics Company Limited

Gross Profit Margin

Gross profit margin in 2008 decreased to 15.66% compared to 17.89% in 2007. The gross profit margin decrease was mainly due to the decrease of 6.45% of gross profit margin of Sanhe and the decrease of 2.72% of gross profit margin of Joy & Harmony in 2008. The decrease in gross profit margin was a result of a slight increase in promotional sales in 2008.

Because the Company does not include the costs related to its distribution network in cost of sales, its gross profit and gross profit as a percentage of net sales (“gross profit margin”) may not be comparable to those of other retailers that may include all costs related to their distribution network in cost of sales and in the calculation of gross profit and gross margin.

General and Administrative Expenses

General and administrative expenses for 2008 totaled $14,132, or approximately 4.55% of net sales, compared to $13,615, or approximately 4.93% of net sales for 2007. General and administration expense as a percentage of net sales decreased 0.38% as a result of strict cost controls implemented by the Company.

Income from Operations

Income from operations for 2008 was $34,509, or 11.11% of net sales as compared to income from operations of $35,756, or 12.95% of net sales for 2007, a decrease of 3.49%. Competitive pricing led to the slight decline in income from operations.

Provision for income taxes

Provision for income taxes for 2008 was $8,611, representing year-over-year decrease of 32.99% as compared to $12,850 for 2007. The effective income tax rate for 2008 and 2007 was 25% and 33%, respectively. The decrease in provision for income taxes was because a lower Enterprise Income Tax rate of 25% became effective January 1, 2008 for both domestic enterprises and FIEs pursuant to China’s new Enterprise Income Tax Law.

Net Income

Net income was $26,834 or 8.64% of net sales for 2008 compared to $22,920 or 8.30% of net sales for 2007. Net income increased primarily due to the decrease in income tax expenses using the new EIT tax rate of 25% pursuant to China’s new Enterprise Income Tax Law. The increase of new income was also a result of additional income generated from value-added services such as after-sales support services compared to 2007.

Retail locations

The following table reflects a roll forward during the fiscal year ended December 31, 2007, 2008 and 2009 of our retail locations during each year (i.e. number of stores opened, number of stores closed and number of stores open at the end of the period). “Store in store” refers to the sales counter where the Company’s products are displayed for sale within large-scale supermarket stores, department stores and other operation sites for the Company. At present, we have “store in stores” in four main areas, Shanghai, Zhejiang, Jiangsu and Anhui. The Company’s retail locations are all “store in store” locations in 2007, 2008 and 2009.

	Wang Da	Yiwu	Sanhe	Joy & Harmony	Total
Locations at Jan. 1, 2007	214	288	165	159	826
Opened during year 2007	30	37	55	34	156
Closed during year 2007	(7)	(51)	(9)	(7)	(74)
Locations at Dec. 31, 2007	237	274	211	186	908

Opened during year 2008	37	34	24	43	138
Closed during year 2008	(18)	(13)	(1)	-	(32)
Locations at Dec. 31, 2008	256	295	234	229	1014

Opened during year 2009	-	1	-	1	2
Closed during year 2009	(23)	(42)	(24)	(12)	(101)
Locations at Dec. 31, 2009	273	214	210	218	915

The following table reflects the square footage of each store space during the fiscal year ended December 31, 2007, 2008 and 2009.

( In square feet)	Wang Da	Yiwu	Sanhe	Joy & Harmony	Total
Areas at Jan. 1, 2007	24,371	42,780	23,099	18,056	108,306
Opened during year 2007	3,335	5,475	7,408	3,709	19,927
Closed during year 2007	(778)	(7,547)	(1,212)	(764)	(10,301)
Areas at Dec 31, 2007	26,928	40,708	29,295	21,001	117,932

Opened during year 2008	5,698	5,270	3,888	6,020	20,876
Closed during year 2008	(1,890)	(1,724)	(112)	-	(3,726)
Areas at Dec. 31, 2008	30,736	44,254	33,071	27,021	135,082

Opened during year 2009	-	210	-	142	352
Closed during year 2009	(3,105)	(4,704)	(2,832)	(1,368)	(12,009)
Areas at Dec. 31, 2009	27,631	39,760	30,239	25,795	123,425

The following table reflects net sales per square foot for the fiscal year ended December 31, 2007, 2008 and 2009.

(In US dollars)	Wang Da	Yiwu	Sanhe	Joy & Harmony	Average
2007	1,666	703	1,617	2,244	1,420
2008	1,910	812	1,301	1,802	1,467
2009	2,079	1,058	1,709	1,996	1,710

The following table reflects the amount of comparable or same store sales for each period (i.e. the change in sales from stores that were open for each of the fiscal years presented).  A “comparable store” is defined as the same “store in store,” for which sales of that “store in store” is compared in the same month or same quarter of different years, such as the comparison of the sales occurring during March 2008 and March 2009 in the same “store in store.”

(In US dollars)	Wang Da	Yiwu	Sanhe	Joy & Harmony	Average
2007	15,300	8,500	18,000	20,200	17,900
2008	21,700	11,900	17,300	20,400	18,900
2009	14,878	9,464	13,880	15,221	13,122

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

The following table sets forth, for the periods presented, our unaudited quarterly results of operations for the eight quarters ended December 31, 2009. The data has been derived from our consolidated financial statements and, in our management’s opinion, they have been prepared on substantially the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial results for the periods presented. This information should be read in conjunction with the annual consolidated financial statements included elsewhere in this Form 10-K. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

(amounts in thousand of US dollars)

	Three Months Ended
	12/31/2009	9/30/2009	6/30/2009	3/31/2009	12/31/2008	9/30/2008	6/30/2008	3/31/2008
Sales, net	$35,997	$43,955	$51,126	$77,412	$84,919	$79,057	$78,515	$68,153

Cost of sales	35,075	39,942	45,106	67,353	71,546	67,211	65,639	57,607
Gross profit	922	4,013	6,020	10,059	13,373	11,846	12,876	10,546

General and administrative expenses	5,765	5,621	4,749	5,486	4,089	3,731	3,326	2,986
Income from operations	(4,843)	(1,608)	1,271	4,573	9,284	8,115	9,550	7,560

Other Income (Expense)
Interest income	26	29	25	29	43	38	29	36
Other income (expense)	(20)	(27)	10	37	97	379	327	(13)
Total Other Income (Expense)	6	2	35	66	140	417	356	23
Income before income taxes	(4,837)	(1,606)	1,306	4,639	9,424	8,532	9,906	7,583

Provision for income taxes	(1,020)	144	392	1,199	2,278	2,169	2,354	1,810

Net income	$(3,817)	$(1,750)	$914	$3,440	$7,146	$6,363	$7,552	$5,773

Net income per share:
Basic & diluted	$(0.07)	$(0.03)	$0.02	$0.07	$0.14	$0.12	$0.14	$0.11

Weighted average number of shares outstanding:
Basic	54,831	53,931	53,931	52,834	52,674	52,674	52,674	52,674
Diluted	54,831	53,931	53,931	52,834	53,074	53,074	53,074	53,074

Liquidity and Capital Resources (amounts in thousand of US dollars)

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings.

Cash and cash equivalents were $29,908 at December 31, 2009 and current assets totaled $57,567 at December 31, 2009. The Company’s total current liabilities were $7,776 at December 31, 2009. Working capital at December 31, 2009 was $49,791. During 2009, net cash provided by operating activities was $7,113.

Cash and cash equivalents were $32,158 at December 31, 2008 and current assets totaled $67,433 at December 31, 2008. The Company’s total current liabilities were $7,558 at December 31, 2008. Working capital at December 31, 2008 was $59,875. During 2008, net cash provided by operating activities was $12,690.

The Company does not have any debt as of December 31, 2009.

The Wholly Foreign Owned Enterprise Law (1986), as amended and The Wholly Foreign Owned Enterprise Law Implementing Rules (1990), as amended, contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises, such as Zhejiang, Yiwu, Wang Da, Sanhe and Joy & Harmony may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally,  Zhejiang, Yiwu, Wang Da, Sanhe and Joy & Harmony are required to set aside a certain amount of any accumulated profits each year (a minimum of 10%, and up to an aggregate amount equal to half of its registered capital), to fund certain reserve funds. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. The Company’s two operating subsidiaries in China paid $525,460 in dividends during 2005, however, we do not intend to pay dividends on our common stock in the foreseeable future. If we ever determine to pay a dividend, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of such dividends from the profits of  Zhejiang, Yiwu, Wang Da, Sanhe and Joy & Harmony and Jinhua.

In summary, our cash flows were (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net cash provided by operating activities	$7,112	$12,690	$21,574
Net cash used in investing activities	(8,590)	(7,327)	(64)
Net cash (used in) provided by financing activities	-	-	(4,500)
Effect of exchange rate change on cash and cash equivalents	(772)	1,842	1,445
Net increase in cash and cash equivalents	(2,250)	7,205	18,455
Cash and cash equivalents at beginning of year	32,158	24,953	6,498
Cash and cash equivalents at end of year	$29,908	$32,158	$24,953

In light of the three components of cash flows i.e. operating, investing and financing activities for the years ended December 31, 2007, 2008 and 2009.

Operating Activities

Net cash generated from operating activities decreased to $7,113 thousand in 2009 from $12,690 thousand in 2008. This decrease was mainly attributable to the $2,369 thousand net losses incurred in 2009 compared to $26,834 net income in 2008.

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

	2009	2008	2007
	(in thousands)	(in thousands)	(in thousands)
Net cash provided by operating activities	$7,118	$12,690	$21,574
	-67.01%	-41.18%

	2009	2008	2007
	(in thousands)	(in thousands)	(in thousands)

Sales Net	$208,489	$310,644	$276,027
	-24.46%	+12.54%

Using 2007 as base year, there was a decrease in net cash generated from the operating activities in 2009, a decrease of 67.01%. The significant decrease in net cash generated by operating activities in 2009 was in line with the decrease in net sales.

Using 2007 as base year, there was a decrease in net cash generated from the operating activities in 2008, a decrease of 41.18%, while net sales increased 12.54%. The significant decrease in net cash generated by operating activities in 2008 was primarily due to the increase in accounts receivable attributed to the extension of terms with retail customers from 15 days to 30 days. The increase in accounts receivable in 2008 was due to the extension of payment terms from all the Company's retail partners from 15 days to 30 days. Although the amount of accounts receivable increased during 2008, the Company still maintain a healthy accounts receivable turnover. The collection of debt is based on the terms of legal binding documents. The Company has not changed its policy on reserving for bad debt and has not found any abnormal increases in bad debt.

Investing activities

	2009	2008	2007
	(in thousands)	(in thousands)	(in thousands)

Net cash used investment activities	$(8,590)	$(7,327)	$(64)

Net cash used in investing activities increased to $8,590 in 2009 and $7,327 in 2008 from $64  in 2007 as a result of the acquisition of Jinhua. On December 19, 2008, Zhejiang and Yiwu entered into an agreement to acquire Jinhua. Pursuant to the acquisition agreement, Zhejiang and Yiwu were required to pay RMB 50,000 thousand within 10 business days after the execution of the agreement to Jinhua’s shareholders. Therefore, China 3C made a purchase deposit of $7,319 thousand to the shareholders of Jinhua in 2008. In July 2009, China 3C completed the acquisition of Jinhua and therefore paid $7,784,494 to Jinhua. In 2009, China 3C also made $805,992 investment in fixed assets to open new direct stores.

Financing Activities

There was no cash used in financing activities in 2009 and 2008. Net cash used in financing activities was $4,500 thousand in 2007 due to payment of notes of $4,500 thousand for the acquisition of Joy & Harmony in 2007.

Financial activities	2009	2008		2007
	(in thousands)	(in thousands)		(in thousands)

Net cash (used) in financing activities	$-	$-		$(4,500)
	(100)%	(100	) %

All the above components adding up or compensate each other giving cash contributions to the Company.

Net change in cash and cash equivalents

	2009	2008	2007
	(in thousands)	(in thousands)	(in thousands)

Net change in cash and cash equivalents	$(2,250)	$7,205	$18,455
	(112.19)%	(60.96)%

Cash and cash equivalent

	2009	2008	2007
	(in thousands)	(in thousands)	(in thousands)

Cash and cash equivalent	$29,908	$32,158	$24,953
	+19.86%	+28.88%

Capital Expenditures

Total capital expenditures for purchase of fixed assets during 2009, 2008 and 2007 were $805,992, $11,088 and $64,325, respectively. The low level of capital expenditures in 2008 and 2007 were due to the low capital requirements needed to open additional “stores in stores” the Company believes its funds are sufficient to support its organic growth. In 2009, capital expenditure significantly increased due to the new business plan of opening new direct stores and franchise stores. Direct stores and franchise stores have higher capital requirements than “stores in stores”.

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

Tabular Disclosure of Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2009.

(amounts in thousand of US dollars):

	Payment Due by Period
		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	3-5 years	5 years
Operating lease obligations	$454	$338	$102	$16	$-
Advertising obligations	104	101	1	-	-
Total contractual obligations	$558	$439	$103	$16	$-

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Chinese Renminbi, could adversely affect our financial results. During the fiscal year ended December 31, 2009, all of our sales were denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in US. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

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

Currency Exchange Fluctuations

All of the Company’s revenues are denominated in Chinese Renminbi, while its expenses are denominated primarily in Chinese Renminbi (“RMB”). The value of the RMB-to-U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China (“PBOC”), which are set daily based on the previous day’s inter-bank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of Renminbi to U.S. dollars had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese Renminbi to the U.S. dollar. Under the new policy, Chinese Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. Recently there has been increased political pressure on the Chinese government to decouple the Renminbi from the United States dollar. At the recent quarterly regular meeting of PBOC, its Currency Policy Committee affirmed the effects of the reform on Chinese Renminbi exchange rate. Since February 2006, the new currency rate system has been operated; the currency rate of Renminbi has become more flexible while basically maintaining stable and the expectation for a larger appreciation range is shrinking. The Company has never engaged in currency hedging operations and has no present intention to do so.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2009, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective.

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

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm, Goldman Parks Kurland Mohidin LLP, regarding internal control over financial reporting because we are a non-accelerated filer. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of our officers and directors as of April 15, 2010.

Name	Age	Position
Zhenggang Wang	41	Chief Executive Officer and Chairman of the Board
Jian Zhang	39	Chief Financial Officer
Xiang Ma	35	President
Chenghua Zhu	34	Director
Mingjun Zhu	41	Director
Rongjin Weng	46	Director
Wei Kang Gu	71	Director
Kenneth T. Berents	62	Director, Chairman Audit Committee

There are no family relationships between or among any of the executive officers or directors of the Company. Below are brief descriptions of the backgrounds and experiences of the officers and directors:

Zhenggang Wang, Chief Executive Office and Chairman of the Board

Mr. Wang, has been the Company’s chief executive officer and chairman of its BOD since December 2005. He is also the founder, chairman and chief executive officer of Zhejiang Yong Xin Digital Technology Company Limited, a holding company for the purpose of holding interests in Hangzhou Wang Da Electronics Company, Limited and Yiwu Yong Xin Telecommunication Company, Limited, both of which are based in China. Mr. Wang established Yiwu Yong Xin Telecommunication Company, Limited in 1997, and he serves as its chairman and chief executive officer. In 1998, Mr. Wang established Hangzhou Wang Da Electronics Company, Limited, which is in the business of distributing cellular telephone phones. Mr. Wang is the chairman and chief executive officer of Hangzhou Wang Da Electronics Company, Limited.  Mr. Wang does not hold any other directorships with reporting companies in the United States.

Jian Zhang, Chief Financial Officer

Mr. Zhang has been the Company’s chief financial officer since June 2009. Mr. Zhang has over ten years of experience in financial accounting and reporting. From October 2006 to June 2009, he served as Chief Accounting Officer of Zhejiang Yong Xin Digital Technology Company Limited, a subsidiary of China 3C where he was responsible for the coordination of audits and proper filing of the Company's quarterly and annual reports. He also played a role in the oversight of the accounting department to ensure the proper maintenance of all accounting systems and functions. From October 2006 to October 1999, Mr. Zhang served as Deputy Chief of Accounting with Guangdong Xidea Technology Group, a large-scale diversified manufacturer and investment company. From October 1998 to October 1999, Mr. Zhang served as Deputy Chief of Accounting with Guangdong Shunde Hongji Group, a furniture manufacturer with more than 200 employees. Mr. Zhang holds a Bachelor's Degree in Accounting from Renmin University of China.

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

Weidong Huang

On June 15, 2009, Weidong Huang who has served as our Chief Financial Officer since October 2007 advised the Company that effective immediately, he resigned from his position. There were no disagreements between Mr. Huang and the Company on any matter relating to the Company’s operations, policies or practices, which resulted in his resignation.

Joseph J. Levinson

Joseph J. Levinson served as a member of the Board of Directors from May 2007 until his resignation in January 2009.

Term
Each director serves for a one year term after which they may stand for re-election at the Company’s annual meeting of stockholders.

Director Qualifications

We seek directors with established strong professional reputations and experience in areas relevant to the strategy and operations of our businesses. We also seek directors who possess the qualities of integrity and candor, who have strong analytical skills and who are willing to engage management and each other in a constructive and collaborative fashion. We also seek directors who have the ability and commitment to devote significant time and energy to service on the Board and its committees. We believe that all of our directors meet the foregoing qualifications.

Our directors have backgrounds in a variety of different areas including electronics business, marketing, strategic business development, finance, investor relations and management. We believe the backgrounds and skills of our directors bring a diverse range of perspectives to the Board.

Board Leadership Structure

The BOD believes that Mr. Wang’s service as both Chairman of the Board and Chief Executive Officer is in the best interest of the Company and its stockholders. Mr. Wang possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and its business and is thus best positioned to develop agendas that ensure the Board’s time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s shareholders, employees and customers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons also are required to furnish our company with copies of all Section 16(a) forms they file. Based solely on our review of copies of such forms received by us, we believe that during the fiscal year 2009, the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act.

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

Board Committees and Designated Directors

The BOD has a Compensation Committee, a Nominating and Corporate Governance Committee and an Audit Committee.

Audit Committee

The BOD has established an audit committee in accordance with Section 3(a)(58)(A) of the Exchange Act.  The Audit Committee consists of Kenneth T. Berents, Chairman and members Rongjin Weng and Chenghua Zhu. The Board of Directors of the Company has determined that Mr. Berents is an “audit committee financial expert” under Item 407(d) of Regulation S-K.

Compensation Committee

Our Compensation Committee consists of Wei Kang Gu, Chairman and member Rongjin Weng. The Compensation Committee makes recommendations to the BOD concerning salaries and incentive compensation for our officers, including our Chief Executive Officer, and employees and administers our stock option plans. Each of the members of the Committee is independent and none have served as an officer or employee of the Company.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Mingjun Zhu, Chairman and member Wei Kang Gu. The Nominating and Corporate Governance Committee assists the BOD in identifying qualified individuals to become board members, in determining the composition of the Board and in monitoring a process established to assess Board effectiveness. Each of the members of the Committee is independent and none have served as an officer or employee of the Company.

Changes in Director Nomination Process for Stockholders

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s BOD since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion And Analysis

The Compensation Committee of our BOD and our Chief Executive Officer, Chief Financial Officer and head of Human Resources are collectively responsible for implementing and administering all aspects of our benefit and compensation plans and programs, as well as developing specific policies regarding compensation of our executive officers. The members of our Compensation Committee, Mingjun Zhu and Wei Kang Gu, are independent directors.

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

Elements of Compensation

Base Salary. All full time executives are paid a base salary. Executives who are Chinese nationals, including our Chief Executive Officer and Chairman, do not have employment agreements. Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies in our industry for similar positions, professional qualifications, academic background, and the other elements of the executive’s compensation, including stock-based compensation. Our intent is to set executives’ base salaries near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. Base salaries are reviewed annually, and may be increased to align salaries with market levels after taking into account the subjective evaluation described previously.

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

The following table sets forth the cash and other compensation paid by us in 2009 to all individuals who served as our Chief Executive Officer and Chief Financial Officer, who we collectively refer to as the named executive officers (“NEOs”). No executive received total compensation greater than $100,000 in 2009.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Zhenggang Wang, CEO	2009	$73,820	-	-	-	$73,820
	2008	$27,800	-	-	-	$27,800
	2007	$59,600	-	-	-	$59,600

Jian Zhang, CFO (1)	2009	$58,320	-	-	18,380	$76,700

Weidong Huang, Former CFO (2)	2009	$11,150	-	-	-	$11,150
	2008	$22,300	-	-	-	$22,300
	2007	$5,000	-	-	-	$5,000

(1)         Jian Zhang was appointed as Chief Financial Officer of the Company effective June 16, 2009. Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to ASC 718.

(2)         Weidong Huang was appointed as Chief Financial Officer of the Company effective October 8, 2007 and resigned as our Chief Financial Officer and Director on June 15, 2009.

Grants of Plan-Based Awards

No plan based award was granted to any of the Company’s NEOs during the year ended December 31, 2009, except for the grant of 100,000 options to purchase common stock made to Jian Zhang on June 16, 2009.

Outstanding Equity Awards At Fiscal Year-End

There were no outstanding unexercised options, unvested stock or other equity incentive plan awards held by any of the Company’s NEOs as of December 31, 2009, except for the grant of 100,000 options to purchase common stock held by Jian Zhang.

Option Exercises And Stock Vested

There were no exercises of stock options, stock appreciation rights and/or similar investment nor was there any vesting of stock, restricted stock, restricted stock units or similar instruments during the year ended December 31, 2009 for any of the Company’s NEOs.

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

Potential Payments Upon Termination or Change in Control

None.

Employment Agreements

On June 16, 2009, the Company entered into a letter agreement with Jian Zhang, our Chief Financial Officer.  The agreement provides for a monthly salary of $6,000. The term of Mr. Zhang’s employment shall continue until terminated by either party in accordance with the terms of the agreement. Mr. Zhang received an option grant to purchase 100,000 shares of common stock of the Company upon execution of the agreement and shall be entitled to receive option grants for 100,000 shares of common stock of the Company on each anniversary of the date of the agreement provided that Mr. Zhang continues to serve as the Company’s Chief Financial Officer on such date. The exercise price of the initial grant of 100,000 shares is $1.11, the closing price of the common stock of the Company on June 16, 2009, and for each future option grant the exercise price will be the closing price of the Company’s common stock on the anniversary of such date. All option grants vest upon issuance and will have an exercise period of ten years from the date of issuance so long as Mr. Zhang serves as the Company’s Chief Financial Officer at such time. In the event Mr. Zhang no longer serves as the Company’s Chief Financial Officer, the exercise period for all vested options will be twenty-four months from his departure. Under the agreement, Mr. Zhang will receive 14 vacation days per year. The agreement can be terminated by either party on one month’s notice or one month’s salary in lieu of notice.

On May 7, 2007, the BOD appointed Joseph J. Levinson to serve as a member of the BOD of the Company and to be in charge of the Company’s investor relations. As compensation for his services, Mr. Levinson received: (1) $60,000 per year, payable in equal quarterly installments; (2) a monthly grant during his term of service of 1,000 shares of the Company’s common stock; (3) an initial annual grant of a stock option to purchase 300,000 shares of the Company’s common stock, with an exercise price of $6.15 per share (the “2007 Stock Option”) under the China 3C Group 2005 Equity Incentive Plan; and (4) a subsequent annual grant of a stock option to purchase an additional 300,000 shares of the Company’s common stock, with an exercise price of $1.82 (the “2008 Stock Option”) under the China 3C Group 2005 Equity Incentive Plan. In addition, the Company agreed that Mr. Levinson would receive (1) $2,500 for each Board meeting he attends, (2) $2,000 for each meeting of a committee of the Board he attends, (3) $5,000 upon being named the chairman of any Board committee, and (4) $4,500 as a one time bonus upon joining the Board.  It was later determined that due to the expiration of the China 3C Group 2005 Equity Incentive Plan on December 31, 2006, the 2007 Stock Option and the 2008 Stock Option were not validly granted. Pursuant to the terms of the Compensation Agreement dated as of November 27, 2008 between Mr. Levinson and the Company, Mr. Levinson acknowledged that the 2007 Stock Option and the 2008 Stock Option were not and will not be granted and in consideration for his services as a Director accepted the issuance of 125,000 shares of the Company’s common stock.  The 125,000 shares of the Company’s common stock were issued to Mr. Levinson on January 7, 2009.

Compensation of Directors

Messrs. Berents and Levinson, prior to his resignation in January 2009, receive $2,500 per Board meeting they attend, $2,000 per meeting of a committee of the Board they attend, and an annual fee of $5,000 for serving as a chairman of a Board committee.

Upon joining the BOD on December 8, 2006, Ken Berents entered into a BOD Agreement with the Company, pursuant to which he receives an annual salary of $75,000 payable in monthly installments at the beginning of each month that Mr. Berents is a member of the BOD. In addition, Mr. Berents receives an annual fee of $5,000 for being named Chairman of the Audit Committee. Mr. Berents received an option grant to purchase 50,000 shares of common stock of the Company upon execution of his BOD Agreement and is entitled to receive 30,000 shares on each anniversary of such date thereafter, provided Mr. Berents is a member of the BOD at such time. The exercise price of the initial grant of 50,000 shares shall be based on the closing price of the common stock of the Company on December 7, 2006 and for each future option grant the closing price of the Company common stock on the anniversary of such date. All option grants will vest upon issuance and will have an exercise period of ten years from date of issuance so long as Mr. Berents is a member of the BOD at such time. In the event that Mr. Berents is no longer a member of the BOD, his exercise period for all vested options will be twenty-four months from the anniversary date of his departure from the BOD.

The following table summarizes compensation that our directors earned during 2009 for services as members of the Company’s Board.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($) (1)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kenneth T. Berents	$73,750	-	$3,675	(2)	-	-	-	$77,425
Wei Kang Gu	$-	-	-		-	-	-	-
Chenghua Zhu	$-	-	-		-	-	-	-
Mingjun Zhu	$-	-	-		-	-	-	-
Rongjin Weng	$-	-	-		-	-	-	-
Joseph J. Levinson (3)	$-	-	-		-	-	-	-
Total	$73,750		$3,675		-	-	-	$77,425

(1) Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to ASC 718.

(2) The BOD Agreement dated December 8, 2006 between the Company and Mr. Berents, provides for a stock option grant of 30,000 shares to be made to Mr. Berents in December 2009 at an exercise price equivalent to the prevailing market price of the stock on December 8, 2009, all of which options shall be vested and exercisable as of December 8, 2009.

(3) Joseph J. Levinson served as a member of the BOD from May 2007 until his resignation in January 2009.

Compensation Committee Interlocks and Insider Participation

During 2009 members of our Compensation Committee of the BOD were Mingjun Zhu and Wei Kang Gu. No member of our Compensation Committee was, or has been, an officer or employee of the Company or any of our subsidiaries.

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

The Compensation Committee has reviewed and discussed the discussion and analysis of the Company’s compensation which appears above with management, and, based on such review and discussion, the Compensation Committee recommended to the Company’s BOD that the above disclosure be included in this Annual Report on Form 10-K.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 15, 2010, concerning shares of common stock of the Company, the only class of its securities that are issued and outstanding, held by (1) each shareholder known by the Company to own beneficially more than five percent of the common stock, (2) each director of the Company, (3) each executive officer of the Company, and (4) all directors and executive officers of the Company as a group:

	Amount and Nature		Percentage of
	of Beneficial		Common Stock
Name and Address of Beneficial Owner (1)	Ownership		(2)
Zhenggang Wang	9,725,000		17.74%
Jian Zhang	100,000		*
Xiang Ma	-		-
Chenghua Zhu	-		-
Mingjun Zhu	-		-
Rongjin Weng	-		-
Wei Kang Gu	-		-
Kenneth T. Berents	145,000	(3)	*
All directors and executive officers as a group (8 persons)	9,970,000		18.18%

* Less than One Percent.
(1)
Unless otherwise indicated in the footnotes to the table, each shareholder shown on the table has sole voting and investment power with respect to the shares beneficially owned by him, her or it. Unless otherwise indicated in the footnotes to the table, the address for each shareholder is c/o China 3C Group, 368 HuShu Nan Road, HangZhou City, Zhejiang Province, China 310014. Percentages of less than one percent have been omitted from the table.

(2)
Calculated on the basis of 54,831,327 shares of common stock issued and outstanding as of April 15, 2010 except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

(3)	Represents 5,000 shares of common stock and 140,000 shares of common stock issuable upon exercise of outstanding stock options (as described above).

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

The following represents fees for professional audit services rendered by GPKM and Morgenstern for the fiscal years ended December 31, 2009 and 2008.

Audit Fees

The aggregate fees billed by our current auditors, GPKM, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2009 and 2008 was $218,000 and $150,000, respectively.

The aggregate fees billed by Morgenstern for professional services rendered for the audit of the Company’s annual and quarterly financial statements for the years ended December 31, 2008 was $237,278.

Audit Related Fees

We incurred no audit related fees to GPKM during the years ended December 31, 2009 and 2008.

Tax Fees

GPKM did not render any services for tax compliance, tax advice and tax planning during the years ended December 31, 2009 and 2008.

We incurred $3,500 tax fees to Morgenstern during the year ended December 31, 2008.
All Other Fees

GPKM and Morgenstern did not bill us any additional fees that are not disclosed under audit fees, audit related fees or tax fees during the years ended December 31, 2009 and 2008.

Audit Committee Pre-Approval Process, Policies and Procedures

The Audit Committee has adopted pre-approval policies for all services, including both audit and non-audit services, provided by our independent auditors.  For audit services, each year the independent auditor provides the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Audit Committee before the audit commences.  The independent auditor also submits an audit services fee proposal, which also must be approved by the Committee before the audit commences.  The audit, tax, and all other fees and services described above were pre-approved for 2008 and 2009.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following are filed with this Annual Report:

(1)  The financial statements listed on the Financial Statements Table of Contents.

(2)  Not applicable.

(3)  The exhibits referred to below, which include the following managerial contracts or compensatory plans or arrangements:
•	Compensation Agreement, dated November 27, 2008, between China 3C Group and Joseph Levinson.

•	Board of Directors Agreement, dated December 8, 2006, among China 3C Group and Kenneth T. Berents.
•	China 3C Group 2008 Omnibus Securities and Incentive Plan.
•	Stock Option Agreement Director Non-Qualified Stock Option, dated December 1, 2008 and effective as of January 15, 2009, between China 3C Group and Kenneth Berents.
•	Stock Option Agreement Director Non-Qualified Stock Option, dated December 1, 2008 and effective as of January 15, 2009, between China 3C Group and Kenneth Berents.
•	Stock Option Agreement Director Non-Qualified Stock Option, dated December 1, 2008 and effective as of January 15, 2009, between China 3C Group and Kenneth Berents.
•	Stock Option Agreement with Todd L. Mavis, dated April 21, 2009, between China 3C Group and Todd L. Mavis.
•	Agreement dated May 3, 2007 between China 3C Group and Joseph Levinson.
•	Letter Agreement dated June 16, 2009 between China 3C Group and Jian Zhang.

(b)           The exhibits listed on the Exhibit Index are filed as part of this Annual Report.

(c)           Not applicable.

EXHIBIT INDEX

Exhibit No	Document Description
3.1	Amended and Restated Articles of Incorporation of the Registrant (11)
3.2	By-laws of the Registrant (1)
4.1	China 3C Group Amended 2005 Equity Incentive Plan. (2)
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

10.19	Compensation Agreement, dated November 27, 2009, between China 3C Group and Joseph Levinson (14)
10.20	Board of Directors Agreement, dated December 8, 2006, among China 3C Group and Kenneth T. Berents (15)
10.21	China 3C Group 2008 Omnibus Securities and Incentive Plan (16)
10.22	Stock Option Agreement Director Non-Qualified Stock Option, dated December 1, 2008 and effective as of January 15, 2009, between China 3C Group and Kenneth Berents (16)
10.23	Stock Option Agreement Director Non-Qualified Stock Option, dated December 1, 2008 and effective as of January 15, 2009, between China 3C Group and Kenneth Berents (16)
10.24	Stock Option Agreement Director Non-Qualified Stock Option, dated December 1, 2008 and effective as of January 15, 2009, between China 3C Group and Kenneth Berents (16)
10.25	Stock Option Agreement with Todd L. Mavis, dated April 21, 2009, between China 3C Group and Todd L. Mavis (16)
10.26	Agreement dated May 3, 2007 between China 3C Group and Joseph Levinson (16)
10.27	Letter Agreement dated June 16, 2009 between China 3C Group and Jian Zhang (17)
14.1	Code of Business Conduct and Ethics (11)
21.1	List of Subsidiaries, filed herewith
23.1	Consent of Goldman Parks Kurland Mohidin LLP, an independent registered public accounting firm, filed herewith.
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

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.
32.2	Certification of Principal Accounting and Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

(1)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on January 3, 2007.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-141173) dated March 9, 2007.

(3)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on October 21, 2005.

(4)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on September 11, 2007.

(5)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 20, 2005.

(6)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 22, 2005.

(7)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 11, 2006.

(8)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on July 17, 2007.

(9)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on November 28, 2007.

(10)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on January 17, 2008.

(11)	Incorporated by reference from the Registrant’s Annual Report filed with the SEC on Form 10-K on March 27, 2008.

(12)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 29, 2008.

(13)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on April 9, 2009.
(14)	Incorporated by reference from the Registrant’s Annual Report filed with the SEC on Form 10-K on April 16, 2009.
(15)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 14, 2006.
(16)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-159200) dated May 13, 2009.
(17)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on June 22, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of April 2010.

CHINA 3C GROUP

/s/ Zhenggang Wang
Zhenggang Wang
Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ Zhenggang Wang		April 15, 2010
Zhenggang Wang	Chief Executive Officer and
Chairman (Principal Executive
Officer)

/s/ Xiang Ma
Xiang Ma	President	April 15, 2010

/s/ Jian Zhang
Jian Zhang	Chief Financial Officer (Principal	April 15, 2010
Accounting and Financial Officer)

/s/ Chenghua Zhu
Chenghua Zhu	Director	April 15, 2010

/s/ Mingjun Zhu
Mingjun Zhu	Director	April 15, 2010

/s/ Rongjin Weng
Rongjin Weng	Director	April 15, 2010

/s/ Wei Kang Gu
Wei Kang Gu	Director	April 15, 2010

/s/ Kenneth T. Berents
Kenneth T. Berents	Director	April 15, 2010

CHINA 3C GROUP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of China 3C Group:

We have audited the accompanying consolidated balance sheets of China 3C Group (the “Company” ) and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China 3C Group and Subsidiaries as of December 31, 2009 and 2008 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

Goldman Park Kurland Mohidin
Encino, California
April 13, 2010

CHINA 3C GROUP
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	December 31,
	2009	2008

ASSETS

Current assets:
Cash and equivalents	$29,908	$32,158
Accounts receivable, net	18,232	23,725
Inventories	6,764	8,971
Advances to suppliers	2,370	2,491
Tax receivale	1,157	-
Prepaid expenses and other current assets	294	88
Total current assets	58,725	67,433

Property, plant and equipment, net	279	64
Goodwill	20,820	20,348
Intangible asset, net	14,557	-
Deposit for acquisition of subsidiary	-	7,319
Refundable deposits	15	32
Total assets	$94,396	$95,196

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$6,838	$5,417
Income tax payable	938	2,141
Total liabilities	7,776	7,558

Stockholders' equity
Common stock, $0.001 par value, 100,000,000 million shares authorized, 54,831,327 and 52,696,327 issued and outstanding as of December 31, 2009 and 2008, respectively	55	53
Additional paid-in capital	19,751	19,466
Subscription receivable	(50)	(50)
Statutory reserve	11,535	11,109
Other comprehensive income	5,180	5,272
Retained earnings	50,149	51,788
Total stockholders' equity	86,620	87,638
Total liabilities and stockholders' equity	$94,396	$95,196

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share amounts)

	2009	2008	2007

Net sales	$208,489	$310,644	$276,027
Cost of sales	187,476	262,003	226,656
Gross profit	21,013	48,641	49,371
Selling, general and administrative expenses	21,621	14,132	13,615
Income from operations	(608)	34,509	35,756
Other (income) expense
Interest income	(109)	(146)	(88)
Other income	(163)	(1,150)	-
Other expense	163	360	74
Total other (income) expense	(109)	(936)	(14)

Income before income taxes	(499)	35,445	35,770
Provision for income taxes	714	8,611	12,850
Net income (loss)	$(1,213)	$26,834	$22,920
Foreign currency translation adjustments	92	3,400	428
Comprehensive income (Loss)	$(1,121)	$30,234	$23,348

Net income (loss) available to common shareholders per share:
Basic and Diluted	$(0.02)	$0.51	$0.44

Weighted average shares outstanding:
Basic and Diluted	53,867,890	52,673,938	52,671,438

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
(in thousands)

			Additional			Other
	Common Stock		Paid-In	Subscription	Statutory	Comprehensive	Retained	Total Stockholders'
	Shares	Amount	Capital	Receivable	Reserve	Income	Earnings	Equity
Balance at December 31, 2006	52,489	$53	$17,353	$(50)	$3,320	$427	$9,823	$30,926

Stock based compensation	185	-	2,113	-	-	-	-	2,113
Foreign currency translation adjustments	-	-	-	-	-	1,445	-	1,445
Transfer to statutory reserve	-	-	-	-	3,914		(3,914)	-
Net income	-	-	-	-	-	-	22,920	22,920

Balance at December 31, 2007	52,674	53	19,466	(50)	7,234	1,872	28,829	57,404

Foreign currency translation adjustments	-	-	-	-	-	3,400	-	3,400
Transfer to statutory reserve	-	-	-	-	3,875	-	(3,875)	-
Net income	-	-	-	-	-	-	26,834	26,834

Balance at December 31, 2008	52,674	53	19,466	(50)	11,109	5,272	51,788	87,638

Foreign currency translation adjustments	-	-	-	-	-	(92)	-	(92)
Issuance of common stock for compensation	1,997	2	285	-	-	-	-	287
Issuance of common stock in consideration of the cancelled stock options	160	-	-	-	-	-	-	-
Transfer to statutory reserve	-	-	-	-	426	-	(426)	-
Net income	-	-	-	-	-	-	(1,213)	(1,213)

Balance at December 31, 2009	54,831	$55	$19,751	$(50)	$11,535	$5,180	$50,149	$86,620

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2009	2008	2007

Operating activities:
Net income (loss)	$(1,213)	$26,834	$22,920
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	614	36	41
Amortization of intangible assets	698	-	-
Gain on asset disposition	-	(2)	-
Provision for bad debts	-	262	9
Stock based compensation	287	337	2,113
(Increase)/decrease in assets
Accounts receivable	5,472	(14,630)	(74)
Tax receivable	(1,157)		-
Other receivable	(64)	-	(3,946)
Inventories	2,199	(1,732)
Prepaid expenses and other current assets	(142)	(4)	(323)
Advance to supplier	119	247	(356)
Refundable deposits	17	11	(42)
(Increase) / decrease in current liabilities
Accounts payable and accrued expenses	1,482	1,867	1,144
Income tax payable	(1,200)	(536)	88
Net cash provided by operating activities	7,112	12,690	21,574

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(806)	(11)	(64)
Proceeds from asset sales	-	2	-
Payments for acquisition of subsidiary	(7,784)	(7,318)	-
Net cash (used in) investing activities	(8,590)	(7,327)	(64)

CASH FLOW FROM FINANCING ACTIVITIES:
Payments of acquisition notes - net of cash acquired	-	-	(4,500)
Net cash used in financing activities	-	-	(4,500)

Effect of exchange rate changes on cash and cash equivalents	(772)	1,842	1,445

Net increase (decrease) in cash	(2,250)	7,205	18,455
Cash, beginning of year	32,158	24,953	6,498
Cash, end of year	$29,908	$32,158	$24,953

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$3,073	$9,155	$12,762

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Note 1 - ORGANIZATION

China 3C Group (the “Company” or “China 3C”) was incorporated on August 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited - BVI (“Capital”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang Yong Xin Digital Technology Company Limited (“Zhejiang”), Yiwu Yong Xin Communication Limited (“Yiwu”), Hangzhou Wang Da Electronics Company Limited (“Wang Da”), Hangzhou Sanhe Electronic Technology Limited (“Sanhe”), and Shanghai Joy & Harmony Electronics Company Limited (“Joy & Harmony”) were incorporated under the laws of Peoples Republic of China on July 11, 2005, July 18, 1997, March, 30, 1998, April 12, 2004, and August 20, 2003, respectively.

On December 21, 2005, Capital became a wholly owned subsidiary of China 3C Group through a reverse merger (“Merger Transaction”). China 3C Group acquired all of the issued and outstanding capital stock of Capital pursuant to a Merger Agreement dated at December 21, 2005 by and among China 3C Group, XY Acquisition Corporation, Capital and the shareholders of Capital (the “Merger Agreement”). Pursuant to the Merger Agreement, Capital became a wholly owned subsidiary of China 3C Group and, in exchange for the Capital shares, China 3C Group issued 35,000,000 shares of its common stock to the shareholders of Capital, representing 93% of the issued and outstanding capital stock of China 3C Group at that time and cash of $500,000.

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

On August 15, 2007, the Company changed its ownership structure. As a result, instead of Capital owning 100% of Zhejiang, Capital entered into contractual agreements with Zhejiang whereby Capital owns a 100% interest in the revenues of Zhejiang. Capital does not have an equity interest in Zhejiang, but enjoys all the economic benefits. Under this structure, Zhejiang is now a wholly foreign owned enterprise of Capital. The contractual agreements give Capital and its equity owners an obligation, and having ability to absorb, any losses, and rights to receive returns. Capital will be unable to make significant decisions about the activities of Zhejiang and cannot carry out its principal activities without financial support. These characteristics as defined in Accounting Standards Codification (“ASC”) 810, Consolidation of Variable Interest Entities (VIEs), qualify the business operations of Zhejiang to be consolidated with Capital and ultimately with China 3C.

Acquisitions

On July 6, 2009, China 3C and its subsidiary Zhejiang and Yiwu purchased 100% interest of Jinhua for RMB 120 million (approximately $17.5 million) in cash.  Zhejiang acquired 90% and Yiwu acquired 10% of the entire equity interests in Jinhua.

Jinhua provides transportation logistics services to businesses. Jinhua operates primarily in Eastern China and covers many of the most developed cities in the Eastern China such as Shanghai, Hangzhou and Nanjing.

The purchase price and related allocation to the estimated fair values of the assets acquired and liabilities assumed, after proportionately allocating the goodwill resulting from the transaction in accordance with ASC 805 “Business Combinations” is as follows:

Cash paid for acquisition of Jinhua	$17,508

Assets acquired :
Cash	$2,406
Accounts receivable, net	715
Other receivables, net	60
Prepaid expenses	133
Property, plant and equipment	216
Intangible asset - transportation network	15,182
Goodwill	472
Assets acquired	19,184

Liabilities assumed:
Accounts payable	315
Accrued expenses and other payables	547
Income taxes payable	-
Due to shareholders	814
Liabilities assumed	1,676

Net assets acquired	$17,508

CHINA 3C GROUP AND SUBSIDIARIES
UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited pro forma condensed consolidated balance sheet as of December 31, 2009 and the accompanying unaudited pro forma condensed consolidated statements of income for the years ended December 31, 2009 and 2008 gives effect to the acquisition as if it had been consummated on January 1, 2008.

The unaudited pro forma condensed consolidated financial statements should be read in conjunction with the historical financial statements of Jinhua as well as China 3C’s Form 10-K for the year ended December 31, 2008. The unaudited pro forma condensed consolidated financial statements do not purport to be indicative of the financial position or results of operations that would have actually been obtained had such transactions been completed as of the assumed dates and for the periods presented, or which may be obtained in the future. The pro forma adjustments are described in the accompanying notes and are based upon available information and certain assumptions that China 3C believes are reasonable.

CHINA 3C GROUP AND SUBSIDIARIES
UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2009
(IN THOUSANDS)

	Historical		Pro Forma		PRO
	China 3C	Jinhua	Adjustments		FORMA
ASSETS

Current assets:
Cash and equivalents	$26,495	$3,413	$(17,508)	(a)	$12,400
Accounts receivable	17,470	762	-		18,232
Inventories	6,764	-	-		6,764
Advances to suppliers	2,370	-	-		2,370
Tax receivable	1,157	-			1,157
Prepaid expenses and other current assets	8	160	(16)	(b)	152
Other receivables	53	89	-		142
Total current assets	54,317	4,424	(17,524)		41,217

Property, plant and equipment, net	256	155	23	(b)	434
Intangible asset - transportation network	65	-	13,186	(c)(f)	13,251
Goodwill	20,527	179	318	(e)	21,024
Investment in subsidiary	17,508	-	-		17,508
Refundable deposits	15	-	-		15
Total assets	$92,688	$4,758	$(3,997)		$93,449

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$5,854	$984	$-		$6,838
Taxes payable	52	886	-		938
Total current liabilities	5,906	1,870	-		7,776

Stockholders' equity:
Common stock	55	205	(205)	(d)	55
Additional paid in capital	19,751	128	(128)	(d)	19,751
Subscription receivable	(50)	-	-	(d)	(50)
Statutory reserve	11,239	721	(424)	(d)	11,536
Accumulated other comprehensive income	5,252	54	(51)	(d)	5,255
Retained earnings	50,535	1,780	(3,189)	(d)(f)	49,126
Total stockholders' equity	86,782	2,888	(3,997)		85,673
Total liabilities and stockholders' equity	$92,688	$4,758	$(3,997)		$93,449

See accompanying notes to Unaudited Pro Forma Condensed Consolidated Financial Statements.

CHINA 3C GROUP AND SUBSIDIARIES
UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEAR ENDED DECEMBER 31, 2009
(IN THOUSANDS)

			Pro Forma		PRO
	Historical		Adjustments		FORMA
	China 3C	Jinhua

Net sales	$202,917	$11,332	$-		$214,249
Cost of sales	183,616	7,732	-		191,348
Gross profit	19,301	3,600	-		22,901
Selling, general and administrative expenses	21,006	1,223	1,465	(f)	23,694
Income from operations	(1,705)	2,377	(1,465)		(793)

Other (income) expense
Interest income	(103)	(8)	35	(g)	(76)
Other income	(163)	(1)	-		(164)
Other expense	147	22	-		169
Total other (income) expense	(119)	13	35		(71)

Income before income taxes	(1,586)	2,364	(1,500)		(722)
Income tax expenses (benefit)	487	547	(375)	(h)	659
Net income (loss)	(2,073)	1,817	(1,125)		(1,381)
Foreign currency translation adjustments	(117)	25	-		(92)
Comprehensive loss	$(2,190)	$1,842	$(1,125)		$(1,473)

Net loss available to common shareholders per share:

Basic	$(0.04)				$(0.03)
Diluted	$(0.04)				$(0.03)

Weighted average shares outstanding:
Basic and Diluted	54,831				54,831
Basic and Diluted	54,831				54,831

See accompanying notes to Unaudited Pro Forma Condensed Consolidated Financial Statements.

CHINA 3C GROUP AND SUBSIDIARIES
UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEAR ENDED DECEMBER 31, 2008
(IN THOUSANDS)

	Historical		Pro Forma		PRO
	China 3C	Jinhua	Adjustments		FORMA

Net sales	$310,645	$10,483	$(12)	(i)	$321,116
Cost of sales	262,003	6,821	-		268,824
Gross profit	48,642	3,662	(12)		52,292
Selling, general and administrative expenses	14,133	1,197	1,453	(f)(i)	16,783
Income from operations	34,509	2,465	(1,465)		35,509
Other (income) expense
Interest income	(146)	(4)	35	(g)	(115)
Other income	(1,150)	(9)	-		(1,159)
Other expense	360	18	-		378
Total other (income) expense	(936)	5	35		(896)

Income before income taxes	35,445	2,460	(1,500)		36,405
Income tax expenses (benefit)	8,611	601	(375)	(h)	8,837
Net income	26,834	1,859	(1,125)		27,568
Foreign currency translation adjustments	3,400	29			3,429
Comprehensive income	$30,234	$1,888	$(1,125)		$30,997

Net income available to common shareholders per share:
Basic	$0.51				$0.52
Diluted	$0.51				$0.52

Weighted average shares outstanding:
Basic	52,674				52,674
Diluted	52,674				52,674

See accompanying notes to Unaudited Pro Forma Condensed Consolidated Financial Statements.

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a)  To record the cash consideration paid for acquisition of 100% of the equity of Jinhua.

(b)  To record the step-up to fair value of assets upon acquisition.

(c) To allocate the purchase price to intangible assets on acquisition.

(d) To eliminate the stockholders' equity of Jinhua.

(e) To allocate the purchase price to goodwill.

(f) To record amortization of acquired intangible assets.

(g) To record the estimated decrease in interest income earned on the reduced cash.

(h) To adjust the total tax provision to reflect the tax benefit arising from amortization of intangible assets and the decrease in interest income.

(i) To eliminate intercompany transactions between China 3C and Jinhua and give effect to the acquisition as if it had been consummated on January 1, 2008.

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  The Company’s functional currency is the Chinese Renminbi, however the accompanying consolidated financial statements have been translated and presented in United States Dollars.

Principles of Consolidation

The consolidated financial statements include the accounts of China 3C Group and its wholly owned subsidiaries Capital, Wang Da, Yiwu, Joy & Harmony, Sanhe and Jinhua and variable interest entity Zhejiang, collectively referred to as the Company. All material intercompany accounts, transactions and profits were eliminated in consolidation.

Currency Translation

The accounts of Zhejiang, Wang Da, Yiwu, Sanhe, Joy & Harmony and Jinhua were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”). Such financial statements were translated into U.S. Dollars (“USD”) in accordance with Accounting Standards Codification (“ASC”) 830-10, “Foreign Currency Translation,” with the CNY as the functional currency. According to ASC 830-10, assets and liabilities were translated at the ending exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported as other comprehensive income in accordance with ASC 220, “Reporting Comprehensive Income,” as a component of shareholders’ equity. Transaction gains and losses are reflected in the income statement.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts were $404 and $365 as of December 31, 2009 and 2008, respectively.

		Additions
Description		(1) Charged to expenses	(2) Charged to other comprehensive loss	Deductions	Balance at end of year
Allowance for doubtful receivables 2009	365	$37	$84	(82)	$404
Allowance for doubtful receivables 2008	103	$246	$15		$365

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of December 31, 2009 and 2008, inventory consisted entirely of finished goods valued at $6,764 and $8,971, respectively.

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

Automotive	5 years
Office Equipment	5 years

As of December 31, 2009 and 2008, property and equipment consisted of the following:

	2009	2008
Automotive	$877	$132
Office equipment	132	117
Leasehold improvement	67	-
Plant and Equipment	3	-
Sub Total	1,079	249
Less: accumulated depreciation	(800)	(185)
Total	$279	$64

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360 “Property, Plant and Equipment” requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2009 and December 31, 2008, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

ASC 825 “Financial Instruments” requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

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

1.
Retail. Approximately 69% and 68% of the Company's revenue comes from sales to individual customers at outlets installed inside department stores etc. (i.e. store in store model) during 2009 and 2008 , respectively and is mainly achieved through two broad categories:

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

2.
Wholesale. Approximately 31% and 32% of the Company's revenue comes from wholesale during 2009 and 2008, respectively. Recognition of income in wholesales is based on the contract terms. In 2009, the main contract terms on wholesale agreed that payments be paid 15 days after receipt of goods and that ownership and all risks associated with the goods are transferred to the customers on the date of goods received and payments will be made 15 days therefrom.

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

Shipping and handling fees

The Company follows ASC 605-45, “Handling Costs, Shipping Costs”.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of General and administrative expenses which were $226 and $244 for 2009 and 2008, respectively.

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

Management fees paid to the department stores under “store in store” model

Under the “store in store” business operation model, the Company may pay management fees to the department stores, which are in the form of service charges or “selling at an allowance (discount)”. The management fees are accounted for (1) in the form of service charges which are reflected in general and administrative expenses, or (2) in the form of “selling at an allowance (discount)”, as a deduction of sales, which means, the expenses are directly deducted at a certain percentage on sales. Such management fees were $1,118,and $3,824 in general and administrative expenses and deductions of $10,505 and $12,687 in sales for 2009 and 2008, respectively.

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $405 and $360 for 2009 and 2008, respectively.

Other Income

Other income was $163 and $1,150 for the years ended December 31, 2009 and 2008. Other income consists of the following:

	2009	2008
Advertising service income	$103	$649
Repair service income	30	29
Commission income from China Unicom	30	470
Gain on disposal of PPE	-	2
Total other income	$163	$1,150

Advertising service income is the service fee we received from electronic product manufacturers when we advertise their products in our retail locations. Commission income from China Unicom is related to the sales of China Unicom’s wireless service and products, i.e. rechargeable mobile phone cards.

Income Taxes

The Company utilizes ASC 740 “Income Taxes”. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Basic and Diluted Earnings per Share

Earnings (loss) per share are calculated in accordance with ASC 260, “Earnings per Share”. Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (losses) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. If convertible shares and stock options are anti-dilutive, the impact of conversion is not included in the diluted net income per share. Excluded from the calculation of diluted earnings per share for 2009 and 2008 were 100,000 and 430,000 options, respectively, as they were not dilutive.

Statement of Cash Flows

In accordance with ASC 230 “Statement of Cash Flows”, cash flows from the Company’s operations are calculated based upon the functional currency, in our case the CNY. As a result, amounts related to changes in assets and liabilities reported on the statement of cash flows will not necessarily agree with the changes in the corresponding balances on the balance sheet.

Supplemental Cash Flow Disclosure

Cash from operating, investing and financing activities exclude the effect of the acquisition of Jinhua Baofa Logistics Limited (See Note 2).

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

Segment Reporting

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company operates in five segments (see Note 13).

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

ASC 825 “Financial Instruments”, previously FSP SFAS No. 107-1 “Interim Disclosures about Fair Value of Financial Instruments”. The guidance requires that the fair value disclosures required for all financial instruments within the scope of SFAS 107, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 was effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 did not have a material effect on the Company’s consolidated financial statements.

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

ASC 810 “Consolidation”, previously SFAS NO. 167 “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167 will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of SFAS No. 167 will not have any impact on our financial statements.

FASB Accounting Standards Codification (Accounting Standards Update “ASU” 2009-1). In June 2009, the  FASB approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification.

 Note 3 – ADVANCES TO SUPPLIERS

Advances to suppliers represent advance payments to suppliers for the purchase of inventory. As of December 31, 2009 and 2008, the Company had paid $2,370 and $2,492, respectively, as advances to suppliers.

Note 4 - COMMON STOCK

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

In April and October 2009, the Company issued 1,997,272 shares of common stock under the 2008 Plan. The Company recognized $287,452 compensation expenses and there was $1,216,060 of unrecognized compensation expense related to the nonvested stocks as of December 31, 2009. The cost is expected to be recognized over a three year period.

Note 5 - STOCK WARRANTS, OPTIONS, AND COMPENSATION

Stock options— Options issued have a ten-year life and were fully vested upon issuance. The option holder has no voting or dividend rights. The grant price was equal the market price at the date of grant. The Company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the date of grant stock option pricing.

The expected term represents the estimated average period of time that the options remain outstanding. The expected volatility is based on the historical volatility of the Company’s stock price. No dividend payouts were assumed, as the Company has no plans to declare dividends during the expected term of the stock options. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options. Based upon this calculation and pursuant to ASC 718, the Company recorded expenses of $337 for 2008 and none for 2009.

The following summarizes the option activity for the year ended 2009.

	Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	400,000	$5.61	7.13	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(300,000)	6.15	6	-
Outstanding at December 31, 2009	100,000	5.61	7.13	-

Outstanding options by exercise price consisted of the following as of December 31, 2009.

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$3.80	50,000	1.0	$3.80	50,000	$3.80
4.16	50,000	8.0	4.16	50,000	4.16

Note 6 - COMPENSATED ABSENCES

Regulation 45 of the labor laws in the People’s Republic of China (PRC) entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification, any unutilized leave is cancelled.

Note 7 - INCOME TAXES

The Company, through its subsidiaries, Zhejiang, Yiwu, Wang Da, Sanhe, Joy & Harmony and Jinhua, is governed by the Income Tax Laws of the PRC.

The US entity, China 3C Group, Inc is subject to the United States federal income tax at a tax rate of 34%. The US entity has incurred net accumulated operating losses of approximately $3,107 as of December 31, 2009 for income tax purposes. The US entity does not conduct any operations and only incurs public company expenses every year, such as legal fees, accounting fees, investor relations expenses and filing fees. Therefore, it is more likely than not that all of the Company’s deferred tax assets will not be realized. A 100% allowance was recorded on the deferred tax asset for approximately $1,056.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense recognized during 2009 and 2008.

Pursuant to the PRC Income Tax Laws, from January 1, 2008, the Enterprise Income Tax (“EIT) is calculated against the net income in a fiscal year at a statutory rate of 25%.

During the first two quarters of 2009, Yiwu, Wang Da, Sanhe and Joy & Harmony all had net income and prepaid income taxes quarterly. During third and fourth quarter 2009, the four subsidiary each incurred net loss and the amount of loss of Yiwu, Wang Da , Sanhe exceeded the income recognized in the first two quarters. Therefore, Yiwu, Wang Da and Sanhe each had a net loss for year 2009. Pursuant to the PRC Income Tax Laws, EIT is settled on an annual basis but is paid quarterly with adjustments either refunded or carried forward for five years. Therefore, the prepaid income tax of $1,157 was recorded as tax receivable in the consolidated balance sheet to offset future year’s tax liabilities.

Income tax expense consisted of the following for 2009 and 2008.

December 31, 2009	U.S.	State	International	Total
Current	$-	$1	$713	$713
Deferred	-	-	-	-
Total	$-	$1	$713	$713

December 31, 2008	U.S.	State	International	Total
Current	$-	$1	$8,610	$8,611
Deferred	-	-	-	-
Total	$-	$1	$8,610	$8,611

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows for 2009 and 2008.

	2009	2008
US statutory rate	34%	34%
Tax rate difference	(9)%	(9)%
Increase in valuation allowance	(3)%	(1)%
Effective rate	22%	24%

Note 8 - COMMITMENTS

The Company leases various office facilities under operating leases that terminate through 2011. Rent expense for 2009 and 2008 was $518 and $274, respectively. The future minimum obligations under these agreements are as follows as of December 31, 2009:

2010	$338
2011	$80
2012	$13

In addition, as of December 31, 2009, the Company is committed to pay $101 under various advertising agreements expiring within one year.

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

Statutory reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2009 and 2008, the Company had allocated $11,535 and $11,109, respectively, to these non-distributable reserve funds.

Note 10 - OTHER COMPREHENSIVE INCOME

The detail of other comprehensive income as included in stockholders’ equity for 2009 and 2008 is as follows:

	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income
Balance at January 1, 2008	$1,872	$1,872
Change for 2008	3,400	3,400
Balance at December 31, 2008	$5,272	$5,272
Change for 2009	(92)	(92)
Balance at December 31, 2009	$5,180	$5,180

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

Note 12 - MAJOR CUSTOMERS AND CREDIT RISK

During 2009 and 2008, no customer accounted for more than 10% of the Company’s sales.  As of December 31, 2009 and 2008, the Company had no individual customers or vendors that comprised more than 10% of the Company’s accounts receivable or accounts payable.

Note 13 -   SEGMENT INFORMATION

We separately operate and prepare accounting and other financial reports to management for five major business organizations (Wang Da, Sanhe, Yiwu ,Joy & Harmony and Jinhua). Each of the individual operating companies corresponds to different product groups.  Wang Da is mainly operating mobile phones, Sanhe is mainly operating home appliances, Yiwu is mainly operating office communication products, and Joy & Harmony is mainly operating consumer electronics. Jinhua provides logistics to businesses in Eastern China. All segments are accounted for using the same principals as described in Note 2.

We have identified four reportable segments required by ASC 280: (1) mobile phone, (2) home electronics, (3) office communication product, (4) consumer electronics and (5) Logistics.

The following tables present summarized information by segment (in thousands):

	Year Ended December 31, 2009
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
Sales, net	$57,432	$51,674	$42,064	$51,489	$5,573	$258	$208,490
Cost of sales	52,144	44,758	39,246	47,239	3,860	229	187,476
Gross profit	$5,288	$6,916	$2,818	$4,250	$1,713	$29	$21,014
Income from operations	(262)	(741)	(612)	1,012	1,098	(1,103)	(608)
Total assets	$13,761	$11,525	$12,353	$15,777	$4,776	$36,204	$94,396

	Year Ended December 31, 2008
	Mobile Phone	Home Electronics	Office Communication Product	Consumer Electronics	Other	Total
Sales, net	$102,935	$70,243	$63,370	$74,096	$-	$310,644
Cost of sales	86,622	57,799	53,392	64,190	-	262,003
Gross profit	16,313	12,444	9,978	9,906	-	48,641
Income from operations	11,527	7,509	7,615	7,406	452	34,509
Total assets	$14,392	$17,702	$16,020	$19,617	$27,465	$95,196