Form 10-Q
period 2010-03-31
China 3C Group
filed 2010-05-17
CIK 1076784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2010

or

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

As of May 14, 2010, the registrant had 54,831,327 shares of common stock outstanding.

TABLE OF CONTENTS

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and equivalents	$27,256	$29,908
Accounts receivable, net	17,981	18,232
Inventories	7,627	6,764
Advances to suppliers	2,274	2,370
Tax receivable	1,157	1,157
Prepaid expenses and other current assets	246	294
Total current assets	56,541	58,725
Property, plant and equipment, net	251	279
Goodwill	20,820	20,820
Intangible asset, net	14,206	14,557
Refundable deposits	13	15
Total assets	$91,831	$94,396

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$6,032	$6,838
Income tax payable	972	938
Total liabilities	7,004	7,776

Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares
authorized, 54,831,327 issued and outstanding as of
March 31, 2010 and December 31, 2009, respectively	55	55
Additional paid-in capital	19,877	19,751
Subscription receivable	(50)	(50)
Statutory reserve	11,535	11,535
Other comprehensive income	5,189	5,180
Retained earnings	48,221	50,149
Total stockholders' equity	84,827	86,620
Total liabilities and stockholders' equity	$91,831	$94,396

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009
(IN THOUSANDS)

	2010	2009
	(Unaudited)	(Unaudited)
Sales, net	$40,798	$77,412
Cost of sales	37,433	67,353
Gross profit	3,365	10,059
General and administrative expenses	5,214	5,486
Income from operations (loss)	(1,849)	4,573
Other (income) expense
Interest income	(25)	(29)
Other income	(4)	(148)
Other expense	-	111
Total other (income) expense	(29)	(66)
Income (loss) before income taxes	(1,820)	4,639
Provision for income taxes	107	1,199
Net income (loss)	(1,927)	3,440
Foreign currency translation adjustments	8	(137)
Comprehensive income (loss)	$(1,919)	$3,303

Basic	$(0.04)	$0.07
Diluted	$(0.04)	$0.07

Weighted average shares outstanding:
Basic	54,831,327	52,834,055
Diluted	54,831,327	52,834,055

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009
(IN THOUSANDS)

	2010	2009
	(Unaudited)	(Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(1,927)	$3,440
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	29	7
Amortization of intangible assets	345	-
Stock based compensation	125	-
(Increase) / decrease in assets:
Accounts receivable	254	208
Other receivable	13	26
Inventories	(862)	(2,388)
Prepaid expenses and other current assets	35	17
Refundable deposits	3	2
Advance to suppliers	96	149
Increase / (decrease) in current liabilities:
Advance from customers	23	-
Accounts payable and accrued expenses	(773)	3,363
Income tax payable	34	(940)
Net cash provided by (used in) operating activities	(2,605)	3,884

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(3)
Deposit for acquisition of subsidiary	-	(7,289)
Net cash used in investing activities	-	(7,292)

Effect of exchange rate changes on cash and cash equivalents	(47)	(83)

Net increase (decrease) in cash	(2,652)	(3,491)
Cash, beginning of period	29,908	32,158
Cash, end of period	$27,256	$28,667

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$69	$2,142

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009 (UNAUDITED)
(DOLLARS IN THOUSANDS)

Note 1 – ORGANIZATION

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

On December 21, 2005, Capital became a wholly owned subsidiary of China 3C Group through a reverse merger (“Merger Transaction”). China 3C Group acquired all of the issued and outstanding capital stock of Capital pursuant to a Merger Agreement dated December 21, 2005 by and among China 3C Group, XY Acquisition Corporation, Capital and the shareholders of Capital (the “Merger Agreement”). Pursuant to the Merger Agreement, Capital became a wholly owned subsidiary of China 3C Group and, in exchange for the Capital shares, China 3C Group issued 35,000,000 shares of its common stock to the shareholders of Capital, representing 93% of the issued and outstanding capital stock of China 3C Group at that time and cash of $500.

On August 3, 2006, Capital completed the acquisition of a 100% interest in Sanhe for a cash and stock transaction valued at approximately $8,750. The consideration consisted of 915,751 newly issued shares of the Company’s common stock and $5,000 in cash.

On November 28, 2006, Capital completed the acquisition of a 100% interest in Joy & Harmony for a cash and stock transaction valued at approximately $18,500. The consideration consisted of 2,723,110 shares of the Company’s common stock and $7,500 in cash.

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

On July 6, 2009, China 3C and its subsidiary Zhejiang and Yiwu purchased 100% interest of Jinhua for RMB 120 million (approximately $17,500) in cash.  Zhejiang acquired 90% and Yiwu acquired 10% of the entire equity interests in Jinhua.

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

Currency Translation

The accounts of Zhejiang, Wang Da, Yiwu, Sanhe, Joy & Harmony and Jinhua were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”). Such financial statements were translated into U.S. Dollars (“USD”) in accordance with Accounting Standards Codification (“ASC”) 830-10, “Foreign Currency Translation,” with the CNY as the functional currency. According to ASC 830-10, assets and liabilities were translated at the ending exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported as other comprehensive income in accordance with ASC 220, “Reporting Comprehensive Income,” as a component of shareholders’ equity. Transaction gains and losses are reflected in the  consolidated income (loss) and comprehensive income (loss) statement.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts was $394 and $404 (audited) as of March 31, 2010 and December 31, 2009, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of March 31, 2010 and December 31, 2009, inventory consisted entirely of finished goods valued at $7,627 (unaudited) and $6,764, respectively.

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

Automotive	5 years
Office Equipment	5 years

As of March 31, 2010 and December 31, 2009, property and equipment consisted of the following:

(amounts in thousands of dollars)

	2010	2009
	(Unaudited)
Automotive	$877	$877
Office equipment	132	132
Leasehold improvement	67	67
Plant and machinery	3	3
Sub Total	1,079	1,079
Less: accumulated depreciation	(828)	(800)
Total	$251	$279

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360 “Property, Plant and Equipment” requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2010 and December 31, 2009, there were no significant impairments of its long-lived assets.

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

1.
Retail. 69% and 68% of the Company’s revenue comes from sales to individual customers at outlets installed inside department stores etc. (i.e. store in store model) during the three months ended March 31, 2010 and 2009, respectively and is mainly achieved through two broad categories:

a.
Purchase contracts. The terms for sales by purchase contracts were 45 days from the transfer of goods to the customer in the first quarter 2010 and 30 days in 2009. Under this method, the Company delivers goods to places designated by the customers and receives confirmation of delivery. At that time, ownership and all risks associated to the goods are transferred to the customers and payment is made within the terms. The Company relieves its inventory and recognizes revenue upon receipt of confirmation from the customer.

b.
Point of sale transfer of ownership. Under this method, the Company’s products are placed in third party stores and sold by the Company’s sales people. Upon purchase of the item by the customer, the Company relieves its inventory and recognizes revenue related to that item.

2.
Wholesale. 31% and 32% of the Company’s revenue comes from wholesale during the three and nine months ended March 31, 2010 and 2009, respectively. Recognition of wholesale income is based on the contract terms. The main contract terms on wholesale were 15 days after receipt of goods in the first quarter 2010 and 10 days in 2009 and that ownership and all risks associated with the goods are transferred to the customers on the date of goods received.

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

Shipping and handling fees

The Company follows ASC 605-45, “Handling Costs, Shipping Costs”.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of General and administrative expenses During the three months ended March 31, 2010 and 2009, the Company incurred shipping and handling fees and costs of $51 and $54, respectively.

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

Management fees paid to the department stores under “store in store” model

Under the “store in store” business operation model, the Company may pay management fees to the department stores, which are in the form of service charges or “selling at an allowance (discount)”. The management fees are accounted for (1) in the form of service charges which are reflected in general and administrative expenses, or (2) in the form of “selling at an allowance (discount)”, as a deduction of sales, which means, the expenses are directly deducted at a certain percentage on sales. Such management fees accounted as general and administrative expenses were $136 and $486 during the three months ended March 31, 2010 and 2009, respectively. Management fees accounted for deductions of sales were $1,260 and $2,365 in sales for the three months ended March 31, 2010 and 2009, respectively.

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $86 and$57 for the three months ended March 31, 2010 and 2009, respectively.

Other Income

Other income consists of the following:

	Three months ended March 31,
	2010	2009
Advertising service income	$-	$103
Repair service income	-	15
Commission income from China Unicom	-	30
Others	4	-
Total other income	$4	$148

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

Basic and Diluted Earnings (Loss) per Share

Earnings (loss) per share are calculated in accordance with ASC 260, “Earnings per Share”. Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (losses) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. If convertible shares and stock options are anti-dilutive, the impact of conversion is not included in the diluted net income per share. Excluded from the calculation of diluted earnings per share for the three months ended March 31, 2010 was 100,000 options, as they were not dilutive.

Statement of Cash Flows

In accordance with ASC 230 “Statement of Cash Flows”, cash flows from the Company’s operations are calculated based upon the functional currency, in our case the CNY. As a result, amounts related to changes in assets and liabilities reported on the statement of cash flows will not necessarily agree with the changes in the corresponding balances on the balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable, advances to suppliers and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base, most of which is in China. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

ASC 860 “Transfers and servicing”, previously SFAS No. 166 “Accounting for Transfers of Financial Assets”. SFAS No. 166 requires more information about transfers of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of this statement did not have a material effect on the Company’s financial statements.

ASC 810 “Consolidation”, previously SFAS NO. 167 “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167 will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of SFAS No. 167 did not have any impact on our financial statements.

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

Note 3 – ADVANCES TO SUPPLIERS

Advances to suppliers represent advance payments to suppliers for the purchase of inventory. As of March 31, 2010 and December 31, 2009, the Company had $2,275 and $2,370 (audited), respectively, as advances to suppliers.

Note 4– ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2010 (unaudited) and December 31, 2009 consist of the following:

(amounts in thousands of dollars)
	2010	2009
Accounts payable	$3,884	$3,729
Accrued expenses and other payable	1,916	2,874
VAT tax payable	209	235
Advance from customers	23	-
Total	$6,032	$6,838

Note 5 - COMMON STOCK

On January 15, 2009, the Company’s Board adopted the China 3C Group, Inc. 2008 Omnibus Securities and Incentive Plan (the “2008 Plan”).  The 2008 Plan provides for the granting of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant.  Under the 2008 Plan 2,000,000 shares of the Company’s common stock are available for issuance for awards.  Each award shall remain exercisable for a term of ten (10) years from the date of its grant. The price at which a share of common stock may be purchased upon exercise of an option shall not be less than the closing sales price of the common stock on the date such option is granted.  The 2008 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it is adopted by the Board of Directors.

In April and October 2009, the Company issued 1,997,272 shares of common stock under the 2008 Plan. The cost is expected to be recognized over a three year period. $125 was recognized as stock based compensation expense during the three months ended March 31, 2010,.

Note 6 - STOCK WARRANTS, OPTIONS, AND COMPENSATION

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

Outstanding options by exercise price consisted of the following as of March 31, 2010.

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$3.80	50,000	0.75	$3.80	50,000	$3.80
4.16	50,000	7.75	4.16	50,000	4.16

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

Note 9 - INCOME TAXES

The Company, through its subsidiaries, Zhejiang, Wang Da, Sanhe, Joy & Harmony, Yiwu and Jinhua is governed by the Income Tax Laws of the PRC.

The US entity, China 3C Group, Inc is subject to the United States federal income tax at a tax rate of 34%. The US entity has incurred net accumulated operating losses of approximately $2,930 as of March 31, 20010 for income tax purposes. The US entity does not conduct any operations and only incurs public expenses every year.  Therefore, it is more likely  than  not  that all of the Company’s  deferred  tax  assets  will  not be realized. A 100% allowance was recorded on the deferred tax asset of approximately $996.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended March 31, 2010 and 2009.

Pursuant to the PRC Income Tax Laws, from January 1, 2008, the Enterprise Income Tax (“EIT) is calculated against the net income in a fiscal year at a statutory rate of 25%.
The following is a reconciliation of income tax expense for the three months ended March 31, 2010 and 2009:

2010	U.S.	State	International	Total
Current	$-	$-	$107	$107
Deferred	-	-	-	-
Total	$-	$-	$107	$107

During the three months ended March 31, 2010, Wan Da, Sanhe, Joy & Harmony and Yiwu had operating losses and therefore no income tax expenses. Zhejiang and Jinhua were the only subsidiaries that reported an operating income during the three months ended March 31, 2010 and incurred income tax expense of $107.

2009	U.S.	State	International	Total
Current	$-	$-	$1,199	$1,199
Deferred	-	-	-	-
Total	$-	$-	$1,199	$1,199

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate for the three months ended March 31, 2010 and 2009, is as follows:

	2010	2009
US statutory tax rate	34.0%	34.0%
Tax rate difference	(9.0)%	(9.0)%
other	3.5%	0.8%
Effective rate	28.5%	25.8%

Note 10 - COMMITMENTS

The Company leases office facilities under operating leases that terminate through 2011. Rent expense for the three months ended March 31, 2010 and 2009 was $136 and $51, respectively. The future minimum obligations under these agreements are as follows by years as of March 31, 2010:

2010	$245
2011	59
2012	17
Total	$321

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

Statutory reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2010 and December 31, 2009, the Company had allocated $11,535 to these non-distributable reserve funds.

Note 12 - OTHER COMPREHENSIVE INCOME

The detail of other comprehensive income as included in stockholders’ equity at March 31, 2010 (unaudited) and December 31, 2009 are as follows:

Foreign
Currency
Translation
Adjustment
Balance at December 31, 2008	$5,272
Change for 2009	(92)
Balance at December 31, 2009	5,180
Change for three months ended March 31, 2010	9
Balance at March 31, 2010	$5,189

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

Note 14 - MAJOR CUSTOMERS AND CREDIT RISK

During the three months ended March 31, 2010 and 2009, no customer accounted for more than 10% of the Company’s sales or accounts receivable. At March 31, 2010 and 2009, no vendor accounted for more than 10% of the Company’s accounts payable.

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

The following tables present summarized information by segment:

	Three Months Ended March 31, 2010
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
Sales, net	$10,499	$11,312	$6,178	$9,934	$2,641	$234	$40,798
Cost of sales	9,731	10,077	5,671	9,696	2,045	213	37,433
Gross profit	768	1,235	507	238	596	21	3,365
Income from operations	(446)	(516)	(210)	(508)	250	(390)	(1,820)
Total assets at March 31, 2010	$13,444	$10,752	$11,908	$15,206	$4,809	$35,712	$91,831

	Three Months Ended March 31, 2009
	Mobile Phones	Home Electronics	Communication Products	Consumer Electronics	Other	Total
Sales, net	$25,744	16,593	$15,802	$19,273	$-	$77,412
Cost of sales	22,784	13,344	14,105	17,120	-	67,353
Gross profit	2,960	3,249	1,697	2,153	-	10,059
Income from operations	1,116	1,138	502	1,279	537	4,572
Total assets at March 31, 2009	$16,679	$17,746	$16,598	$16,069	$33,813	$100,905

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview (All dollar amounts in thousands)

China 3C Group (“China 3C”) was incorporated on August, 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited (“CFDL”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang Yong Xin Digital Technology Company Limited (“Zhejiang”), Yiwu Yong Xin Communication Limited (“Yiwu”), Hangzhou Wandda Electronics Company Limited (“Wang Da”), Hangzhou Sanhe Electronic Technology, Limited (“Sanhe”), and Shanghai Joy & Harmony Electronic Development Company Limited (“Joy & Harmony”) were incorporated under the laws of the Peoples Republic of China (“PRC” or “China”) on July 11, 2005, July 18, 1997, March 30, 1998, April 12, 2004, and August 25, 2003, respectively. China 3C Group owns 100% of CFDL and CFDL own 100% of the capital stock of Joy & Harmony and Sanhe. Until August 14, 2007, when it made the change to its ownership structure described in the next paragraph in order to comply with certain requirements of PRC law, CFDL owned 100% of the capital stock of Zhenjiang. Zhejiang owns 90% and Yiwu owns 10% of Wang Da. Zhejiang owns 90% and Wang Da owns 10% of Yiwu. On March 10, 2009 Zhejiang set up a new operating entity, Hangzhou Letong Digital Technology Co., Ltd. (“Letong”) to establish an electronic retail franchise operation for China 3C Group. On July 6, 2009, Zhejiang and Yiwu completed acquisition of Jinhua Baofa Logistic Ltd (“Jinhua”).  Jinhua was incorporated under the laws of PRC on December 27, 2001.

References to “we,” “us,” “our,” or the “Company” refer collectively to the nine corporations described above.

On December 21, 2005, CFDL became a wholly owned subsidiary of China 3C through a merger with a wholly owned subsidiary of the Company (the “Merger Transaction”). China 3C acquired all of the issued and outstanding capital stock of CFDL pursuant to a Merger Agreement dated at December 21, 2005 by and among China 3C, XY Acquisition Corporation, CFDL and the shareholders of CFDL (the “Merger Agreement”). Pursuant to the Merger Agreement, CFDL became a wholly owned subsidiary of China 3C and, in exchange for the CFDL shares, China 3C issued 35,000,000 shares of its common stock to the shareholders of CFDL, representing 93% of the issued and outstanding capital stock of China 3C at that time and a cash consideration of $500. On August 15, 2007, in order to comply with the requirements of PRC law, the Company recapitalized its ownership structure. As a result, instead of CFDL owning 100% of Zhejiang as previously was the case, CFDL entered into contractual agreements with Zhejiang whereby CFDL owns a 100% interest in the revenues of Zhejiang. CFDL does not have an equity interest in Zhejiang, but is deemed to have all the economic benefits and liabilities by contract. Under this structure, Zhejiang is now a wholly foreign owned enterprise (WOFE) of CFDL. The contractual agreements give CFDL and its equity owners an obligation to absorb any losses, and rights to receive revenue. CFDL will be unable to make significant decisions about the activities of Zhejiang and can not carry out its principal activities without financial support. These characteristics as defined in ASC 810, Consolidation of Variable Interest Entities (VIEs), qualifies the business operations of Zhejiang to be consolidated with CFDL and ultimately with China 3C.

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

Pursuant to a share exchange agreement, dated August 3, 2006, we issued 915,751 shares of restricted common stock, to the former shareholders of Sanhe. The shares were valued at $3,750, which was the fair value of the shares at the date of the share exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

Pursuant to a share exchange agreement, dated November 28, 2006, we issued 2,723,110 shares of newly issued shares of common stock to the former shareholders of Joy & Harmony. The shares were valued at $11,000, which was the fair value of the shares at the date of exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

On July 6, 2009, China 3C’s subsidiaries, Zhejiang and Yiwu completed acquisition of Jinhua, a company organized under the laws of the PRC. Zhejiang acquired 90% and Yiwu acquired 10% of the entire equity interests in Jinhua from the shareholders of Jinhua for a total purchase price of RMB 120,000,000 (approximately $17,500) in cash.

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

Result of Operations

Results of Operations for the Three Months Ended March 31, 2010 and 2009

Reportable Operating Segments

The Company reports financial and operating information in the following five segments:

a)	Yiwu Yong Xin Telecommunication Company, Limited or “Yiwu”
b)	Hangzhou Wang Da Electronics Company, Limited or “Wang Da”
c)	Hangzhou Sanhe Electronic Technology Limited or “Sanhe”
d)	Shanghai Joy & Harmony Electronics Company Limited or “Joy & Harmony”
e)	Jinhua Baofa Logistic Limited or “Jinhua”

a)         Yiwu Yong Xin Telecommunication Company Limited or “Yiwu”

Yiwu focuses on the selling, circulation and modern logistics of fax machines and cord phone products.

	Three months ended March 31,		Percentage
Yiwu	2010	2009	Change
Revenue	$6,178	$15,802	(60.90)%
Gross Profit	$507	$1,697	(70.12)%
Gross Margin	8.20%	10.74%	(2.54)%
Operating (Loss)/Income	$(210)	$502	(141.83)%

For the three months ended March 31, 2010, Yiwu generated revenue of $6,178, a decrease of $9,624 or 60.9% compared to $15,802 for the three months ended March 31, 2009. The decrease was a result of lower market demand for office appliances as well as the effect of global economic slowdown. .

Gross profit decreased $1,190 or 70.12% from $1,697 for the three months ended March 31, 2009 to $507 for the three months ended March 31, 2010. Gross profit margin decreased 2.54% from 10.74% in the three months ended March 31, 2009 to 8.20% in the three months ended March 31, 2010. The decrease was a result of decline in demand of office appliances such as fax machines and telephones.

Operating loss was $210 for the three months ended March 31,2010, a decrease of $712 or 141.9% compared to operating income of $502 for the three months ended March 31, 2009. Operating income decreased primarily due to decreased gross profit. Meanwhile, when sales gross profit decreased 70.12%, operating expenses only decreased approximately 40% primarily due to an increase in base salary for all staff. As a result, Yiwu had an operating loss in the first quarter of 2010.

b)         Hangzhou Wang Da Electronics Company Limited or “Wang Da”

Wang Da focuses on the selling, circulation and modern logistics of cell phones, cell phones products, and digital products, including digital cameras, digital camcorders, PDAs, flash disks, and removable hard disks.

	Three months ended March 31,		Percentage
Wang Da	2010	2009	Change
Revenue	$10,499	$25,744	(59.22)%
Gross Profit	$768	$2,960	(74.06)%
Gross Margin	7.31%	11.50%	(4.19)%
Operating (Loss)/Income	$(446)	$1,116	(139.99)%

For the three months ended March 31, 2010, Wang Da generated revenue of $10,499, a decrease of $15,245 or 59.22% compared to $25,744 for the three months ended March 31, 2009. The decrease in revenue and gross profit was primarily due to the high competition from government-owned large telecommunication service providers. Telecommunication service providers started to open their direct operating stores to sell communication products and also launched promotions such as “free phone with service contract”.

Gross profit decreased $2,192 or 74.06% from $2,960 for the three months ended March 31, 2009 to $768 for the three months ended March 31, 2010. Gross profit margin decreased from 11.50% in the three months ended March 31, 2009 to 7.31% in the three months ended March 31, 2010, a decrease of 4.19%.  The decrease in gross profit and gross margin was due to the decrease in demand of domestic cell phones, which had a higher gross margin than brand name cell phones. Meanwhile, sales rebate from suppliers also decreased which led to lower gross margin.

Operating loss was $446.3 for the three months ended March 31, 2010, a decrease of $1,562 or 139.99% compared to operating income of $1,116 for the three months ended March 31, 2009. Operating income decreased primarily due to decreased gross profit and increased operating expenses. When gross profit decreased 74.06%, operating expenses only decreased 34.2% primarily due to an increase in base salary for all staff and an increase in management fees paid to the department stores.

c)         Hangzhou Sanhe Electronic Technology Limited or “Sanhe”

Sanhe focuses on the selling, circulation and modern logistics of home electronics, including DVD players, audio systems, speakers, televisions and air conditioners.

	Three months ended March 31,		Percentage
Sanhe	2010	2009	Change
Revenue	$11,312	$16,593	(31.83)%
Gross Profit	$1,235	$3,249	(61.99)%
Gross Margin	10.91%	19.58%	(8.67)%
Operating (Loss)/Income	$(516)	$1,138	(145.34)%

For the three months ended March 31, 20010, Sanhe generated revenue of $11,312 , a decrease of $5,281 or 31.83% compared to $16,593 for the three months ended March 31, 2009. The decrease was a result of decline in market demand of DVD players and speakers.

Gross profit decreased $2,014 or 61.99% from $3,249 for the three months ended March 31, 2009 to $1,235 for the three months ended March 31, 2010. Gross profit margin decreased from 19.58% in 2009 to 10.91% in 2009, a decrease of 8.67%. The decrease was a result of higher sales volume of televisions in the first quarter of 2010 compared to higher sales in DVD players and speakers in the first quarter of 2009, which have higher gross margin compared to other home electronics products.

Operating loss was $516 for the three months ended March 31, 2010, a decrease of $1,654 or 145.34% compared to operating income of $1,138 for the three months ended March 31, 2009. Operating income decreased primarily due to decreased gross profit and increased operating expenses. When gross profit decreased 61.99%, operating expenses only decreased 17.12% primary due to an increase in base salary for all staff and an increase in management fees paid to the department stores.

d)           Shanghai Joy & Harmony Electronics Company Limited or “Joy & Harmony”

Joy & Harmony focuses on the selling, circulation and modern logistics of consumer electronics, including MP3 players, MP4 players, iPod, electronic dictionary, radios, and Walkman.

	Three months ended March 31,		Percentage
Joy & Harmony	2010	2009	Change
Revenue	$9,934	$19,273	(48.45)%
Gross Profit	$238	$2,153	(88.94)%
Gross Margin	2.4%	11.17%	(8.77)%
Operating (Loss)/Income	$(508)	$1,279	(139.72)%

For the three months ended March 31, 2010, Joy & Harmony generated revenue of $9,934, a decrease of $9,339 or 48.45% compared to $19,273 for the three months ended March 31, 2009. Gross profit decreased $1,915 or 88.94% from $2,153 for the three months ended March 31, 2009 to $238 for the three months ended March 31, 2010. Gross profit margin decreased from 11.17% in 2009 to 2.4% in 2010, a decrease of 8.77%.  The global financial crisis caused many small electronics manufacturers to exit the market and large manufacturers to raise the price of consumer electronics. Therefore, the cost for Joy & Harmony increased, which led to a significant decline in gross margin. The closedown of many small electronics manufacturers also caused some of our products to discontinue. Therefore, we had a big sales event for those products in the first quarter 2010, which led to lower sales revenue.

Operating loss was $508 for the three months ended March 31, 2010, a decrease of $1,787 or 139.72% compared to operating income of $1,279  for the three months ended March 31, 2009. Operating income decreased primarily due to decreased gross profit and increased operating expenses. When gross profit decreased 88.94%, operating expenses only decreased 15% primary due to an increase in base salary for all staff, an increase in marketing expenses and management fees paid to the department stores.

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

China 3C acquired Jinhua on July 6, 2009. Therefore, the consolidated statement of income (loss) and comprehensive income (loss) of China 3C for the period ended March 31, 2009 did not includes Jinhua’s operating results.

Jinhua	Three months ended March 31, 2010
Revenue	$2,641
Gross Profit	$596
Gross Margin	22.57%
Operating Income	$250

Net Sales

Net sales for the three months ended on March 31, 2010 decreased by 47.30%, to $40,798 compared to $77,412 for the three months ended March 31, 2009. The decrease was attributable to the closing of 101 stores in stores in 2009 as well as the negative effect of global economic slowdown.

Cost of Sales

Cost of sales for the three months ended on March 31, 2010 totaled $37,433 compared to $67,353 for the three months ended on March 31, 2009, a decrease of 44.42%. The increased cost of sales was a direct result of the decrease in sales.

Gross Profit Margin

Gross profit margin for the three months ended March 31, 2010 was 8.25% compared to 12.99% for the three months ended March 31, 2009. The lower gross profit margin was because the unit sales prices for many electronic products decreased due to the highly competitive market environment but the purchase prices increased.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2010 totaled $5,214 or 12.78% of net sales, compared to $5,486 or 7.09% of net sales for the three months ended March 31, 2009, a decrease of 4.96%. Net sales decreased 47.30% but operating expenses only decreased 4.96% primarily due to an increase in base salary for all staff, an increase in marketing expenses and management fees paid to the department stores.

Income from Operations

Operating loss for the three months ended March 31, 2010 was $1,820 or (4.46)% of net sales as compared to income from operations of $4,572 or 5.91% of net sales for the three months ended March 31, 2009, a decrease of 139.80%. Lower gross margin and higher operating expenses were the key factors for the decrease in income from operations.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2010 was $107 compared with $1,199 for the three months ended March 31, 2009. The decrease in income tax expenses was due to Yiwu, Wang Da, Joy & Harmony and Sanhe having net losses in the first quarter of 2010 and therefore not having income tax expenses. Jinhua and Zhejiang were the only two subsidiaries having operating income and the amount was not significant.

Net (Loss)/Income

Net loss was $1,927 or (4.72)% of net sales for the three months ended on March 31, 2010 compared to $3,440 or 4.44% of net sales for the three months ended on March 31, 2009, a decrease of 156.02%. Significant decrease in sales, lower gross margin and high operating expenses were the critical factors which contributed to the decrease in net income.

Liquidity and Capital Resources

Operations and liquidity needs are funded primarily through cash flows from operations. Cash and equivalents were $27,256 at March 31, 2010, as compared to $28,667 at March 31, 2009, and compared to $29,908 at December 31, 2009.

We believe that the funds available to us are adequate to meet our operating needs for the remainder of 2010.

In summary, our cash flows were:
	Three months ended
	March 31, 2010	March 31, 2009
Net cash (used in) provided by operating activities	$(2,605)	$3,883
Net cash (used in) investing activities	$-	$(7,292)
Effect of exchange rate change on cash and cash equivalents	$(47)	$(82)
Net increase (decrease) in cash and cash equivalents	$(2,652)	$(3,491)
Cash and cash equivalents at beginning of period	$29,908	$32,158
Cash and cash equivalents at end period	$27,256	$28,667

Operating Activities

Net cash used in operating activities was $2,605 for the three months ended March 31, 2010 compared to net cash proceeds from operating activities of $3,883 for the three months ended March 31, 2009, approximately a 167.09% decrease.  The decrease was mainly attributable to several factors, including (i) net loss of 1,927; (ii) the decrease in accounts payable and accrued expenses of $830; (iii) the increase in inventory of $862, offset by the decrease in accounts receivable of $253.

	Three months ended March 31,
	2010	2009	Percentage Change

Sales Net	$40,798	$77,412	(47.30)%

Accounts receivable	$17,981	$18,232	(1.40)%

Accounts receivable did not decrease in line with the decrease in sales due to the terms of payment changed from 30 days to 45 days from on retail from 10 days to 15 days on wholesale. Management assessed the collectability of accounts receivable and determined that all accounts remained collectible. Collection of debt is based on the terms of legal binding documents. Our account receivable department has periodically reviewed the allowance for doubtful accounts. The estimate of bad debt allowance is based on the aging of the receivables, the credit history and credit quality of the customers, the term of the contracts as well as the balance outstanding. If an account receivable item is considered highly probable that it is uncollectible, then it will be charged to bad debt immediately in that period.

Investing Activities

Net cash used in investing activities was $7,292 in the first quarter of 2009, due to the second installment payment for acquisition of Jinhua Baofa Logistic Ltd. The Company made the second installment payment in advance of its due date in order to change the business license registration of Jinhua. There was no investing activity in the first quarter of 2010.

	Three months ended
	March 31, 2010	March 31, 2009
Net cash (used in) investing activities	$-	$(7,292)

Capital Expenditures

Total capital expenditures for the first three months of 2009 were $3 for purchase of fixed assets and none for 2010.

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

Tabular Disclosure of Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2010.

	Payment Due by Period
		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	3-5 years	5 years
Operating lease obligations	$333	244	76	13	$-
Advertising obligations	-	-	-	-	-
Total contractual obligations	$333	244	76	13	$-

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Chinese Renminbi, could adversely affect our financial results. During the first quarter ended March 31, 2010, all of our sales were denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in US. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

All of our sales denominated in foreign currencies are denominated in the Chinese Renminbi. Our principal exchange rate risk therefore exists between the U.S. dollar and this currency. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our consolidated financial statements. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

Interest Rate Risk

Changes in interest rates may affect the interest paid (or earned) and therefore affect our cash flows and results of operations. However, we do not believe that this interest rate change risk is significant.

Inflation

Inflation has not had a material impact on the Company’s business [for the Company’s three most recent fiscal years.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of March 31, 2010, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first fiscal quarter of 2010 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
 None.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Document Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of May, 2010.

CHINA 3C GROUP

By:	/s/ Zhenggang Wang
Name: Zhenggang Wang
Title: Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ Jian Zhang
Name: Jian Zhang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Document Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).