Form 10-Q
period 2010-06-30
China 3C Group
filed 2010-08-17
CIK 1076784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2010

or

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

As of August 12, 2010, the registrant had 54,831,327 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$29,123	$29,908
Accounts receivable, net	15,547	18,232
Inventories	6,785	6,764
Advances to suppliers	2,484	2,370
Tax receivable	1,162	1,157
Prepaid expenses and other current assets	246	294
Total current assets	55,347	58,725

Property, plant and equipment, net	250	279
Intangible asset, net	13,861	14,557
Goodwill	20,820	20,820
Refundable deposits	11	15
Total assets	$90,289	$94,396

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$6,058	$6,838
Income tax payable	987	938
Total liabilities	7,045	7,776

Stockholders' equity
Common stock, $0.001 par value, 100,000,000 million shares authorized, 54,831,327 issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	55	55
Additional paid-in capital	20,002	19,751
Subscription receivable	(50)	(50)
Statutory reserve	11,535	11,535
Other comprehensive income	5,149	5,180
Retained earnings	46,553	50,149
Total stockholders' equity	83,244	86,620
Total liabilities and stockholders' equity	$90,289	$94,396

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
SIX MONTHS ENDED JUNE 30, 2010 and 2009 (UNAUDITED)
(in thousands)

	2010	2009
Net sales	$78,226	$128,537
Cost of sales	70,939	112,458
Gross profit	7,287	16,079
Selling, general and administrative expenses	10,702	10,235
Income (loss) from operations	(3,415)	5,844

Other (income) expense
Interest income	(47)	(54)
Other income	(7)	(163)
Other expense	44	116
Total other (income) expense	(10)	(101)

Income (loss) before income taxes	(3,405)	5,945
Provision for income taxes	190	1,591
Net income (loss)	(3,595)	4,354
Foreign currency translation adjustments	48	(129)
Comprehensive income (loss)	$(3,547)	$4,225

Net income (loss) available to common shareholders per share:
Basic	$(0.07)	$0.08
Diluted	$(0.07)	$0.08

Weighted average shares outstanding:
Basic	54,831,327	53,682,309
Diluted	54,831,327	53,682,309

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED JUNE 30, 2010 and 2009 (UNAUDITED)
(in thousands)

	2010	2009
Net sales	$37,428	$51,126
Cost of sales	33,506	45,105
Gross profit	3,922	6,021
Selling, general and administrative expenses	5,488	4,750
Income (loss) from operations	(1,566)	1,271

Other (income) expense
Interest income	(22)	(25)
Other income	(3)	(15)
Other expense	44	5
Total other (income) expense	19	(35)

Income (loss) before income taxes	(1,585)	1,306
Provision for income taxes	83	392
Net income (loss)	(1,668)	914
Foreign currency translation adjustments	40	8
Comprehensive income (loss)	$(1,628)	$922

Net income (loss) available to common shareholders per share:
Basic	$(0.03)	$0.02
Diluted	$(0.03)	$0.02

Weighted average shares outstanding:
Basic	54,831,327	53,931,327
Diluted	54,831,327	53,931,327

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE, 2010 and 2009 (UNAUDITED)
(in thousands)

	2010	2009

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(3,595)	$4,354
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	11	13
Amortization of intangible assets	702	-
Provision for bad debts		3,
Stock based compensation	251	-
(Increase) / decrease in assets:
Accounts receivable	2,751	(801)
Other receivable	13	26
Inventories	7	(424)
Prepaid expenses and other current assets	36	35
Refundable deposits	5	5
Advance to suppliers	(103)	149
(Increase) / decrease in current liabilities:
Advance from customers	23	-
Accounts payable and accrued expenses	(771)	(893)
Income tax payable	45	(1,746)
Net cash (used in) provided by operating activities	(625)	721

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	(18)	(4)
Deposit for acquisition of subsidiary	-	(7,291)
Net cash used in investing activities	(18)	(7,295)

Effect of exchange rate changes on cash and cash equivalents	(142)	(136)

Net decrease in cash	(785)	(6,710)
Cash, beginning of period	29,908	32,158
Cash, end of period	$29,123	$25,448

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$74	$3,340

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 1 - ORGANIZATION

China 3C Group (the “Company” or “China 3C”) was incorporated on August 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited - BVI (“Capital”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang Yong Xin Digital Technology Company Limited (“Zhejiang”), Yiwu Yong Xin Communication Limited (“Yiwu”), Hangzhou Wang Da Electronics Company Limited (“Wang Da”), Hangzhou Sanhe Electronic Technology Limited (“Sanhe”), and Shanghai Joy & Harmony Electronics Company Limited (“Joy & Harmony”), Jinhua Baofa Logistic Ltd (“Jinhua”) were incorporated under the laws of Peoples Republic of China (“PRC”) on July 11, 2005, July 18, 1997, March, 30, 1998, April 12, 2004, August 20, 2003 and December 27, 2001, respectively. All dollar amounts are in thousands, unless otherwise indicated.

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

On August 15, 2007, the Company changed its ownership structure. As a result, instead of Capital owning 100% of Zhejiang, Capital entered into contractual agreements with Zhejiang whereby Capital owns a 100% interest in the revenues of Zhejiang. Capital does not have an equity interest in Zhejiang, but enjoys all the economic benefits. Under this structure, Zhejiang is now a wholly foreign owned enterprise of Capital. The contractual agreements give Capital and its equity owners an obligation, and having ability to absorb, any losses, and rights to receive returns. Capital will be unable to make significant decisions about the activities of Zhejiang and cannot carry out its principal activities without financial support. These characteristics as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation of Variable Interest Entities (VIEs), qualify the business operations of Zhejiang to be consolidated with Capital and ultimately with China 3C.

On July 6, 2009, China 3C and its subsidiary Zhejiang and Yiwu purchased 100% interest of Jinhua for RMB 120 million (approximately $17,500) in cash.  Zhejiang acquired 90% and Yiwu acquired 10% of the entire equity interests in Jinhua.

The purchase price and related allocation to the estimated fair values of the assets acquired and liabilities assumed, after proportionately allocating the goodwill resulting from the transaction in accordance with FASB ASC Topic 805 “Business Combinations” is as follows:

Cash paid for acquisition of Jinhua	$17,508

Assets acquired:
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

Currency Translation

The accounts of Zhejiang, Wang Da, Yiwu, Sanhe, Joy & Harmony and Jinhua were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“RMB”). Such financial statements were translated into U.S. Dollars (“USD”) in accordance with FASB ASC Topic 830-10, “Foreign Currency Translation,” with the RMB as the functional currency. According to FASB ASC Topic 830-10, assets and liabilities were translated at the ending exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported as other comprehensive income in accordance with FASB ASC Topic 220, “Reporting Comprehensive Income,” as a component of shareholders’ equity. Transaction gains and losses are reflected in the consolidated income (loss) and comprehensive income (loss) statement.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts was $403 (unaudited) and $404 as of June 30, 2010 and December 31, 2009, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of June 30, 2010 and December 31, 2009, inventory consisted entirely of finished goods valued at $6,786 (unaudited) and $6,764, respectively.

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

Automotive	5 years
Office Equipment	5 years

As of June 30, 2010 and December 31, 2009, property and equipment consisted of the following:

	2010	2009
	(Unaudited)
Automotive	$836	$877
Office equipment	132	132
Leasehold improvement	67	67
Plant and Equipment	3	3
Sub Total	1,038	1,079
Less: accumulated depreciation	(788)	(800)
Total	$250	$279

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC Topic 360 “Property, Plant and Equipment” requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2010 (unaudited) and December 31, 2009, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

FASB ASC Topic 825 “Financial Instruments” requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

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

1.
Retail.  68.7%, 69.0%, 68.6% and 69.1% of the Company’s revenue comes from sales to individual customers at outlets installed inside department stores etc. (i.e. store in store model) during the three and six months ended June 30, 2010 and 2009, respectively and is mainly achieved through two broad categories:

a.
Purchase contracts. The terms for sales by purchase contracts were 45 days from the transfer of goods to the customer in 2010 and 30 days in 2009. Under this method, the Company delivers goods to places designated by the customers and receives confirmation of delivery. At that time, ownership and all risks associated to the goods are transferred to the customers and payment is made within the terms. The Company relieves its inventory and recognizes revenue upon receipt of confirmation from the customer.

b.
Point of sale transfer of ownership. Under this method, the Company’s products are placed in third party stores and sold by the Company’s sales people. Upon purchase of the item by the customer, the Company relieves its inventory and recognizes revenue related to that item.

2.
Wholesale.  31.3% , 31.0%, 31.4% and 30.9% of the Company’s revenue comes from wholesale during the three and six months ended June 30, 2010 and 2009, respectively. Recognition of wholesale income is based on the contract terms. The main contract terms on wholesale were 15 days after receipt of goods in 2010 and 10 days in 2009 and that ownership and all risks associated with the goods are transferred to the customers on the date of goods received.

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

Shipping and handling fees

The Company follows FASB ASC Topic 605-45, “Handling Costs, Shipping Costs”.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of general and administrative expenses. During the three and six months ended June 30, 2010 and 2009, the Company incurred shipping and handling fees and costs of $56, $60, $107 and $103, respectively.

Vendor Discounts

The Company negotiated preferred pricing arrangements with certain vendors on certain products. These arrangements are not contingent on any levels of volume and are considered vendor discounts as opposed to rebates. The Company records these discounts along with the purchase of the discounted items, resulting in lower inventory cost and a corresponding lower cost of sales as the products are sold.

Management fees paid to the department stores under “store in store” model

Under the “store in store” business operation model, the Company may pay management fees to the department stores, which are in the form of service charges or “selling at an allowance (discount)”. The management fees are accounted for (1) in the form of service charges which are reflected in general and administrative expenses, or (2) in the form of “selling at an allowance (discount)”, as a deduction of sales, which means, the expenses are directly deducted at a certain percentage on sales. Such management fees accounted for general and administrative expenses were $290, $244, $426 and $730 during the three and six months ended June 30, 2010 and 2009 respectively. Management fees accounted for deductions of sales were $1,299, $1,880, $2,559 and $4,245 in sales for the three and six months ended June 30, 2010 and 2009, respectively.

Share Based Payment

The Company adopted FASB ASC Topic 718-10, “Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC Topic 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $114, $71, $200 and $128 for the three and six months ended June 30, 2010 and 2009.

Other Income

Other income was $3 and $15, $7 and $163 for the three and six months ended June 30, 2010 and 2009. Other income consists of the following:

	Six months ended June 30,
	2010	2009
Advertising service income	$-	$101
Repair service income	-	29
Commission income from China Unicom	-	30
Other	7	-
Total other income	$7	$163

	Three months ended June 30,
	2010	2009
Repair service income	$-	$15
Other	3	-
Total other income	$3	$15

Advertising service income is the fee we receive from electronic product manufacturers when we advertise their products in our retail locations. Commission income from China Unicom is derived from the sales of China Unicom’s wireless service and products, i.e. rechargeable mobile phone cards.

Income Taxes

The Company utilizes FASB ASC Topic 740 “Income Taxes”. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Basic and Diluted Earnings (Loss) per Share

Earnings (loss) per share are calculated in accordance with FASB ASC Topic 260, “Earnings per Share”. Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (losses) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. If convertible shares and stock options are anti-dilutive, the impact of conversion is not included in the diluted net income per share. Excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2010 was 100,000 options, as they were not dilutive. Excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2009 was 50,000 options, as they were not dilutive.

Statement of Cash Flows

In accordance with FASB ASC Topic 230 “Statement of Cash Flows”, cash flows from the Company’s operations are calculated based upon the functional currency, in our case the RMB. As a result, amounts related to changes in assets and liabilities reported on the statement of cash flows will not necessarily agree with the changes in the corresponding balances on the balance sheet.

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

Segment Reporting

FASB ASC Topic 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company operates in five segments during 2010 (see Note 14).

Recent Accounting Pronouncements

FASB ASC Topic 805 “Business Combinations” addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. FASB ASC Topic 805 requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. FASB ASC Topic 805 is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. The Company adopted FASB ASC Topic 805 on January 1, 2009. The Company accounted for the acquisition of Jinhua in accordance with these standards.

FASB ASC Topic 810 “Consolidation” establishes accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company adopted FASB ASC Topic 810 on January 1, 2009. The adoption of this statement had no effect on the Company’s consolidated financial statements.

FASB ASC Topic 815 “Derivatives and Hedging” is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. The Company adopted FASB ASC Topic 815 on January 1, 2009. The adoption of this statement had no effect on the Company’s consolidated financial statements.

FASB ASC Topic 825 “Financial Instruments” requires that the fair value disclosures required for all financial instruments within the scope of FASB ASC Topic 825-10, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FASB ASC Topic 825 was effective for interim periods ending after June 15, 2009. The adoption of FASB ASC Topic 825 did not have a material effect on the Company’s consolidated financial statements.

FASB ASC Topic 860 “Transfers and servicing” requires more information about transfers of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. FASB ASC Topic 860 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of this statement did not have a material effect on the Company’s financial statements.

Revisions under FASB ASC Topic 810 “Consolidation”, revises how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under FASB ASC Topic 810, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FASB ASC Topic 810 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of FASB ASC Topic 810 did not have any impact on our financial statements.

In June 2009, the FASB issued Accounting Standards Update “ASU” 2009-1. The FASB approved its Codification ASC as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification.

 In April 2010, FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 20-10-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition” or ASU 2010-17. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The adoption of this ASU does not have a material impact on the Company’s consolidated financial statements.

Note 3 – ADVANCES TO SUPPLIERS

Advances to suppliers represent advance payments to suppliers for the purchase of inventory. As of June 30, 2010 and December 31, 2009, the Company had $2,484 (unaudited) and $2,370, respectively, as advances to suppliers.

Note 4– ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2010 (unaudited) and December 31, 2009 consist of the following:

	2010	2009
Accounts payable	$3,785	$3,729
Accrued expenses and other payable	2,111	2,874
VAT tax payable	139	235
Advance from customers	23	-
Total	$6,058	$6,838

Note 5 - COMMON STOCK

On January 15, 2009, the Company’s of Directors (“BOD”) adopted the China 3C Group, Inc. 2008 Omnibus Securities and Incentive Plan (the “2008 Plan”).  The 2008 Plan provides for the granting of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant.  Under the 2008 Plan 2,000,000 shares of the Company’s common stock are available for issuance for awards.  Each award shall remain exercisable for a term of ten (10) years from the date of its grant. The price at which a share of common stock may be purchased upon exercise of an option shall not be less than the closing sales price of the common stock on the date such option is granted.  The 2008 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it is adopted by the BOD.

In April and October 2009, the Company issued 1,997,272 shares of common stock under the 2008 Plan. The cost is expected to be recognized over a three year period. $250 and $125 was recognized as stock based compensation expense during the six and three months ended June 30, 2010.

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

Outstanding options by exercise price consisted of the following as of June 30, 2010.

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$3.80	50,000	0.50	$3.80	50,000	$3.80
4.16	50,000	7.50	4.16	50,000	4.16

Note 7 - COMPENSATED ABSENCES

Regulation 45 of the labor laws in the PRC entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification, any unutilized leave is cancelled.

Note 8 - INCOME TAXES

The Company, through its subsidiaries, Zhejiang, Wang Da, Sanhe, Joy & Harmony, Yiwu and Jinhua is governed by the Income Tax Laws of the PRC.

The US entity, China 3C Group is subject to the US federal income tax at 34%. The US entity has incurred net accumulated operating losses of approximately $3,168 as of June 30, 2010 for income tax purposes. The US entity does not conduct any operations and only incurs public expenses every year.  Therefore, it is more likely than not that all of the Company’s deferred tax assets will not be realized. A 100% allowance was recorded on the deferred tax asset of approximately $1,077 as of June 30, 2010.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and six months ended June 30, 2010 and 2009.

Pursuant to the PRC Income Tax Laws, from January 1, 2008, the Enterprise Income Tax (“EIT) is calculated against the net income in a fiscal year at a statutory rate of 25%.

The following details a reconciliation of income tax expense for the six months ended June 30, 2010 and 2009:

2010	U.S.	State	International	Total
Current	$-	$-	$190	$190
Deferred	-	-	-	-
Total	$-	$-	$190	$190

2009	U.S.	State	International	Total
Current	$-	$-	$1,591	$1,591
Deferred	-	-	-	-
Total	$-	$-	$1,591	$1,591

During the six months ended June 30, 2010, Wan Da, Sanhe, Joy & Harmony and Yiwu had operating losses and therefore no income tax expenses. Zhejiang and Jinhua were the only subsidiaries that reported an operating income during the six months ended June 30, 2010 and incurred income tax expense of $190.

The following details a reconciliation of income tax expense for the three months ended June 30, 2010 and 2009:

2010	U.S.	State	International	Total
Current	$-	$-	$83	83
Deferred	-	-	-	-
Total	$-	$-	$83	83

2009	U.S.	State	International	Total
Current	$-	$-	$392	$392
Deferred	-	-	-	-
Total	$-	$-	$392	$392

During the three months ended June 30, 2010, Wang Da, Sanhe, Joy & Harmony and Yiwu had operating losses and therefore no income tax expenses. Zhejiang and Jinhua were the only subsidiaries that reported an operating income during the three months ended June 30, 2010 and incurred income tax expense of $83.

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	Six months ended June 30,
	2010	2009
US statutory tax rate	(34.0%)	34.0%
Tax rate difference	9.0%	(9.0%)
Increase in valuation allowance	19.4%	1.8%
Effective rate	(5.6%)	26.8%

	Three months ended June 30,
	2010	2009
US statutory tax rate	(34.0%)	34.0%
Tax rate difference	9.0%	(9.0%)
Increase in valuation allowance	19.8%	5.0%
Effective rate	(5.2%)	30.0%

Foreign pretax earnings approximated $(960) and $(2,345) for the three and six months ended June 30, 2010, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At June 30, 2010, $60,608 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of approximately $5,455 would have to be provided if such earnings were remitted currently.

Note 9 - COMMITMENTS

The Company leases office facilities under operating leases that terminate through 2014. Rent expense for the three and six months ended June 30, 2010 and 2009 was $119, $68, $255 and $119, respectively. The future minimum obligations under these agreements are as follows by years as of June 30, 2010:

2011	$442
2012	38
2013	16
$496

Note 10 - STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprise’s income, after the payment of PRC income taxes, shall be allocated to the statutory surplus reserves and statutory public welfare fund. Prior to January 1, 2006, the allocation was 10 percent of the profit after tax to the surplus reserve fund and additional 5-10 percent to the public affair fund. The public welfare fund reserve was limited to 50 percent of the registered capital. Effective January 1, 2006, there is now only one fund requirement. The reserve is 10 percent of income after tax, not to exceed 50 percent of registered capital.

Statutory reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2010 , the Company had allocated $11,535 to these non-distributable reserve funds.

Note 11 - OTHER COMPREHENSIVE INCOME

The detail of other comprehensive income, all of which arose from foreign currency translation, as included in stockholders’ equity at June 30, 2010 (unaudited) and December 31, 2009 are as follows:

Balance at December 31, 2008	$5,272
Change for 2009	(92)
Balance at December 31, 2009	5,180
Change for six months ended June 30, 2010	(31)
Balance at June 30, 2010	$5,149

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

Note 13 - MAJOR CUSTOMERS AND CREDIT RISK

During the three and six months ended June 30, 2010 and 2009, no customer accounted for more than 10% of the Company’s sales or accounts receivable and no vendor accounted for more than 10% of the Company’s purchase. At June 30, 2009 one (1) vendor comprised approximately 21.67% of the Company’s accounts payable.

Note 14 -   SEGMENT INFORMATION

We separately operate and prepare accounting and other financial reports to management for five major business organizations (Wang Da, Sanhe, Yiwu, Joy & Harmony and Jinhua). Each operating company has different products and service.  Wang Da sells mainly mobile phones, Sanhe sells mainly home appliances, Yiwu sells mainly office communication products, Joy & Harmony sells mainly consumer electronics and Jinhua provides transportation logistics to businesses. All segments are accounted for using the same principles as described in Note 2.

We identified five reportable segments required by FASB ASC Topic 280: (1) mobile phones, (2) home electronics, (3) office communication products, (4) consumer electronics and (5) logistics.

The following tables present summarized information by segment:

	Six Months Ended June 30, 2010
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
Sales, net	$21,244	$21,998	$10,563	$18,532	$5,516	$382	$78,226
Cost of sales	19,534	19,403	9,666	17,674	4,322	340	70,939
Gross profit	1,710	2,595	897	849	1,194	42	7,287
Income (loss) from operations	(825)	(873)	(486)	(628)	448	(1,051)	(3,415)

	Six Months Ended June 30, 2009
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Other	Total
Sales, net	$39,912	$30,996	$26,388	$31,241	$-	$128,537
Cost of sales	35,449	25,159	23,928	27,922	-	112,458
Gross profit	4,463	5,837	2,460	3,319	-	16,079
Income from operations	1,204	1,903	422	1,748	567	5,844

	Three Months Ended June 30, 2010
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
Sales, net	$10,745	$10,686	$4,385	$8,589	$2,875	$148	$37,428
Cost of sales	9,803	9,326	3,995	7,978	2,277	127	33,506
Gross profit	942	1,360	390	611	598	21	3,922
Income (loss) from operations	(379)	(357)	(276)	(120)	198	(632)	(1,566)

	Three Months Ended June 30, 2009
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Other	Total
Sales, net	$14,168	$14,403	$10,587	$11,968	$-	$51,126
Cost of sales	12,665	11,815	9,824	10,801	-	45,105
Gross profit	1,503	2,588	763	1,167	-	6,021
Income (loss) from operations	88	764	(80)	469	30	1,271

Total assets by segment as of June 30, 2010 and December 31, 2009 are as follows:

	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
June 30, 2010	$12,889	$10,373	$11,537	$15,346	$4,912	$35,232	$90,289
December 31, 2009	$13,761	$11,525	$12,353	$15,777	$4,776	$36,204	$94,396

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

On December 21, 2005, CFDL became a wholly owned subsidiary of China 3C through a merger with a wholly owned subsidiary of the Company (the “Merger Transaction”). China 3C acquired all of the issued and outstanding capital stock of CFDL pursuant to a Merger Agreement dated at December 21, 2005 by and among China 3C, XY Acquisition Corporation, CFDL and the shareholders of CFDL (the “Merger Agreement”). Pursuant to the Merger Agreement, CFDL became a wholly owned subsidiary of China 3C and, in exchange for the CFDL shares, China 3C issued 35,000,000 shares of its common stock to the shareholders of CFDL, representing 93% of the issued and outstanding capital stock of China 3C at that time and cash of $500. On August 15, 2007, in order to comply with the requirements of PRC law, the Company recapitalized its ownership structure. As a result, instead of CFDL owning 100% of Zhejiang as previously was the case, CFDL entered into contractual agreements with Zhejiang whereby CFDL owns a 100% interest in the revenues of Zhejiang. CFDL does not have an equity interest in Zhejiang, but is deemed to have all the economic benefits and liabilities by contract. Under this structure, Zhejiang is now a wholly foreign owned enterprise (WOFE) of CFDL. The contractual agreements give CFDL and its equity owners an obligation to absorb any losses, and rights to receive revenue. CFDL will be unable to make significant decisions about the activities of Zhejiang and can not carry out its principal activities without financial support. These characteristics as defined in FASB ASC Topic 810, Consolidation of Variable Interest Entities (VIEs), qualifies the business operations of Zhejiang to be consolidated with CFDL and ultimately with China 3C.

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

Pursuant to a share exchange agreement, dated August 3, 2006, we issued 915,751 shares of restricted common stock to the former shareholders of Sanhe, valued at $3,750, which was the fair value of the shares at the date of the share exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

Pursuant to a share exchange agreement, dated November 28, 2006, we issued 2,723,110 shares of newly issued shares of common stock to the former shareholders of Joy & Harmony, valued at $11,000, which was the fair value of the shares at the date of exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

On July 6, 2009, China 3C’s subsidiaries, Zhejiang and Yiwu completed acquisition of Jinhua, a company organized under the laws of the PRC. Zhejiang acquired 90% and Yiwu acquired 10% of the entire equity interests in Jinhua from the shareholders of Jinhua for a total purchase price of RMB 120,000,000 (approximately $17,500) in cash.

The Company is engaged in the business of resale and distribution of third party products and generates approximately 100% of its revenue from resale of items such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPod, electronic dictionaries, CD players, radios, Walkmans, and audio systems. We sell and distribute products through retail stores and secondary distributors. We operate most of our retail operations through our “store in store” model. Under this model, the Company leases space in major department stores and retailers. Leasing costs can vary based on a percentage of sales, or can be fixed. For the year ended December 31, 2009, all of our stores in stores leases were variable based on sales.

In 2009, Zhejiang started establishing direct electronic retail stores and franchise operation. As of June 30, 2010, the Company has three franchise stores and three direct retail stores in operation, all of which are located in Zhejiang province. For the three and six months ended June 30, 2010, the direct stores and franchise stores had sales revenue of $148 and $382. The direct store and franchise operation is still in the early stage and does not represent a significant part of our business as of June 30, 2010.

 In July 2009, the Company acquired Jinhua and started providing transportation service to business in Eastern China.

Result of Operations

Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009

Reportable Operating Segments

The Company reports financial and operating information in the following five segments:

a)	Yiwu Yong Xin Telecommunication Company, Limited or “Yiwu”

b)	Hangzhou Wang Da Electronics Company, Limited or “Wang Da”

c)	Hangzhou Sanhe Electronic Technology Limited or “Sanhe”

d)	Shanghai Joy & Harmony Electronics Company Limited or “Joy & Harmony”

e)	Jinhua Baofa Logistic Limited or “Jinhua”

a)         Yiwu Yong Xin Telecommunication Company Limited or “Yiwu”

Yiwu focuses on the selling, circulation and modern logistics of fax machines and cord phone products.

	Six months ended June 30,		Percentage
Yiwu	2010	2009	Change
Revenue	$10,563	$26,389	(59.97)%
Gross Profit	$897	$2,459	(63.52)%
Gross Margin	8.49%	9.32%	(0.83)%
Operating (Loss)/Income	$(486)	$422	(215.17)%

	Three months ended June 30,		Percentage
Yiwu	2010	2009	Change
Revenue	$4,385	$10,587	(58.58)%
Gross Profit	$390	$762	(48.82)%
Gross Margin	8.89%	7.19%	1.70%
Operating Loss	$(276)	$(80)	245%

For the six months ended June 30, 2010, Yiwu generated revenue of $10,563, a decrease of $15,826 or 59.97% compared to $26,389 for the six months ended June 30, 2009. Gross profit decreased $1,562 or 63.52% from $2,459 for the six months ended June 30, 2009 to $897 for the six months ended June 30, 2010. Operating loss was $(486) for the six months ended June 30, 2010, a decrease of $908 or 215.17% compared to operating income of $422 for the six months ended June 30, 2009.

For the three months ended June 30, 2010, Yiwu generated revenue of $4,385, a decrease of $6,202 or 58.58% compared to $10,587 for the three months ended June 30, 2009. Gross profit decreased $372 or 48.82% from $762 for the three months ended June 30, 2009 to $390 for the three months ended June 30, 2010. Operating loss was $(276) for the three months ended June 30, 2010, a decrease of $196 or 245% compared to operating loss of $(80) for the three months ended June 30, 2009.

Such decrease in revenue was primarily due to weaker demand for office equipment. Many small and medium-sized companies in China were less likely to purchase or upgrade new office equipment in the current economic environment. Growing competition in the fax machine and telephone markets also led to lower unit sales prices which resulted in lower sales revenue.

Gross margin decreased 0.83% during the six months ended June 30, 2010 compared to June 30, 2009. The decrease was a result of lower unit sales price of fax machines and telephones due to a more competitive sales market. Gross margin increased 1.70% during the three months ended June 30, 2010 compared to the same period in 2009. The increase was a result of change in revenue mix. We had more sales in telephones than fax machines in 2010, which led to higher gross margin.

b)           Hangzhou Wang Da Electronics Company Limited or “Wang Da”

Wang Da focuses on the selling, circulation and modern logistics of cell phones, cell phones products, and digital products, including digital cameras, digital camcorders, PDAs, flash disks, and removable hard disks.

	Six months ended June 30,		Percentage
Wang Da	2010	2009	Change
Revenue	$21,244	$39,912	(46.77)%
Gross Profit	$1,710	$4,463	(61.68)%
Gross Margin	8.05%	11.18%	(3.13)%
Operating (Loss)/Income	$(825)	$1,204	(168.52)%

	Three months ended June 30,		Percentage
Wang Da	2010	2009	Change
Revenue	$10,745	$14,168	(24.16)%
Gross Profit	$942	$1,503	(37.33)%
Gross Margin	8.77%	10.61%	(1.84)%
Operating (Loss)/Income	$(379)	$88	(530.68)%

For the six months ended June 30, 2010, Wang Da generated revenue of $21,244, a decrease of $18,668 or 46.77% compared to $39,912 for the six months ended June 30, 2009. Gross profit decreased $2,753 or 61.68% from $4,463 for the six months ended June 30, 2009 to $1,710 for the six months ended June 30, 2010. Operating loss was $(825) for the six months ended June 30, 2010, a decrease of $2,029 or 168.52% compared to operating income of $1,204 for the six months ended June 30, 2009.

For the three months ended June 30, 2010, Wang Da generated revenue of $10,745, a decrease of $3,423 or 24.16% compared to $14,168 for the three months ended June 30, 2009. Gross profit decreased $561 or 37.33% from $1,503 for the three months ended June 30, 2009 to $942 for the three months ended June 30, 2010. Operating loss was $(379) for the three months ended June 30, 2010, a decrease of $467 or 530.68% compared to operating income of $88 for the three months ended June 30, 2009.

The decrease in revenue was primarily due to the high competition from government-owned large telecommunication service providers. Telecommunication service providers started to open their direct operating stores to sell communication products and also launched promotions such as “free phone with service contract”.

Gross margin decreased 3.13% and 1.84%, respectively during the six and three months ended June 30, 2010. The decrease in gross profit and gross margin was due to the decrease in demand of domestic cell phones, which had a higher gross margin than brand name cell phones.

c)           Hangzhou Sanhe Electronic Technology Limited or “Sanhe”

Sanhe focuses on the selling, circulation and modern logistics of home electronics, including DVD players, audio systems, speakers, televisions and air conditioners.

	Six months ended June 30,		Percentage
Sanhe	2010	2009	Change
Revenue	$21,998	$30,996	(29.03)%
Gross Profit	$2,595	$5,838	(55.55)%
Gross Margin	11.80%	18.83%	(7.03)%
Operating (Loss)/Income	$(873)	$1,902	(145.90)%

	Three months ended June 30,		Percentage
Sanhe	2010	2009	Change
Revenue	$10,686	$14,403	(25.81)%
Gross Profit	$1,361	$2,589	(47.47)%
Gross Margin	12.74%	17.98%	(5.25)%
Operating (Loss)/Income	$(357)	$764	(146.73)%

For the six months ended June 30, 2010, Sanhe generated revenue of $21,998, a decrease of $8.998 or 29.03% compared to $30,996 for the six months ended June 30, 2009. Gross profit decreased $3,243 or 55.55% from $5,838 for the six months ended June 30, 2009 to $2,595 for the six months ended June 30, 2010. Operating loss was $873 for the six months ended June 30, 2010, a decrease of $2,775 or 145.90% compared to operating income of $1,902 for the six months ended June 30, 2009.

For the three months ended June 30, 2010, Sanhe generated revenue of $10,686, a decrease of $3,717 or 25.81% compared to $14,403 for the three months ended June 30, 2009. Gross profit decreased $1,228 or 47.47% from $2,589 for the three months ended June 30, 2009 to $1,361 for the three months ended June 30, 2010. Operating loss was $(357) for the three months ended June 30, 2010, a decrease of $1,121 or 146.73% compared to operating income of $764 for the three months ended June 30, 2009.

The decrease in revenue was a result of decline in market demand of DVD players and speakers. Higher competitions also led to lower sales volume and lower unit sales price, which resulted in lower revenue.

Gross margin decreased 7.03% during the six months ended June 30, 2010 and decreased 5.25% during the three months ended June 30, 2010. The decrease was a result of higher sales volume of televisions compared to higher sales in DVD players and speakers in 2009, which have higher gross margin compared to other home electronics products.

d)           Shanghai Joy & Harmony Electronics Company Limited or “Joy & Harmony”

Joy & Harmony focuses on the selling, circulation and modern logistics of consumer electronics, including MP3 players, MP4 players, iPod, electronic dictionary, radios, and Walkman.

	Six months ended June 30,		Percentage
Joy & Harmony	2010	2009	Change
Revenue	$18,532	$31,241	(40.68)%
Gross Profit	$849	$3,319	(74.42)%
Gross Margin	4.58%	10.62%	(6.04)%
Operating (Loss)/Income	$(628)	$1,748	(135.93)%

	Three months ended June 30,		Percentage
Joy & Harmony	2010	2009	Change
Revenue	$8,589	$11,968	(28.23)%
Gross Profit	$611	$1,166	(47.60)%
Gross Margin	7.11%	9.74%	(2.63)%
Operating (Loss)/Income	$(120)	$469	(125.59)%

For the six months ended June 30, 2010, Joy & Harmony generated revenue of $18,532, a decrease of $12,709 or 40.68% compared to $31,241 for the six months ended June 30, 2009. Gross profit decreased $2,470 or 74.42% from $3,319 for the six months ended June 30, 2009 to $849 for the six months ended June 30, 2010. Operating loss was $628 for the six months ended June 30, 2010, a decrease of $2,376 or 135.93% compared to operating income of $1,748 for the six months ended June 30, 2009.

For the three months ended June 30, 2010, Joy & Harmony generated revenue of $8,589, a decrease of $3,379 or 28.23% compared to $11,968 for the three months ended June 30, 2009. Gross profit decreased $555 or 47.60% from $1,166 for the three months ended June 30, 2009 to $611 for the three months ended June 30, 2010. Operating loss was $(120) for the three months ended June 30, 2010, a decrease of $589 or 125.59% compared to operating income of $469 for the three months ended June 30, 2009.

 Gross margin decreased 6.04% and 2.63% during the six and three months ended June 30, 2010, respectively.

Many small domestic electronics manufacturers closed down in the first two quarters of 2010 and large manufacturers raised the price of consumer electronics. Therefore, the cost for Joy & Harmony increased, which led to a significant decline in gross margin. The closedown of many small electronics manufacturers also caused some of our products to discontinue which led to lower sales revenue. Operating income decreased primarily due to decreased gross margin and increased operating expenses, which includes an increase in base salary for all staff, an increase in marketing expenses and management fees paid to the department stores.

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

China 3C acquired Jinhua on July 6, 2009. Therefore, the consolidated statement of income (loss) and comprehensive income (loss) of China 3C for the period ended June 30, 2009 did not include Jinhua’s operating results.

Jinhua	Six months ended June 30, 2010
Revenue	$5,516
Gross Profit	$1,194
Gross Margin	21.65%
Operating Income	$448

Jinhua	Three months ended June 30, 2010
Revenue	$2,875
Gross Profit	$598
Gross Margin	20.80%
Operating Income	$198

Net Sales

Net sales for the six months ended June 30, 2010 decreased by 39.14%, to $78,226 compared to $128,537 for the six months ended June 30, 2009. Net sales for the three months ended June 30, 2010 decreased by 26.79%, to $37,428 as compared to $51,126 for the three months ended June 30, 2009. Management believes that the lower sales were a result of various factors including a slowdown in the retail markets in general, weaker demand for consumer and business electronics as well as the pressure of increased competition within the markets in which we operate.

Cost of Sales

Cost of sales for the six months ended June 30, 2010 was $70,939 compared to $112,458 for the six months ended June 30, 2009, a decrease of 36.92%. Cost of sales for the three months ended June 30, 2010 was $33,506 as compared to $45,105 for the three months ended June 30, 2009, a decrease of 25.72%. The decreased cost of sales for the six months was a direct result of the decrease in sales during the same period.

Gross Profit Margin

Gross profit margin for the six months ended June 30, 2010 was 9.32% compared to12.51% for the six months ended June 30, 2009. Gross profit margin for the three months ended June 30, 2010 was 10.48% as compared to 11.78% for the three months ended June 30, 2009. The lower gross profit margin was primarily due to the decreased unit sales prices of consumer and business electronics in the competitive market in China. While the unit sales prices decreased, the purchase price increased.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2010 were $10,702 or 13.68% of net sales, compared to $10,235 or 7.96% of net sales for the six months ended June 30, 2009, an increase of 4.56%. General and administrative expenses for the three months ended June 30, 2010 were $5,488 or 14.66% of net sales, compared to $4,750 or 9.29% of net sales for the three months ended June 30, 2009, an increase of 15.54%. The increase in general and administrative expenses was primarily due to an increase in base salary for all staff, increase in public expenses as well as increased marketing expenses and management fees paid to department stores.

Income (loss) from Operations

Operating loss for the six months ended June 30, 2010 was $(3,415) or (4.37)% of net sales compared to income from operations of $5,844 or 4.55% of net sales for the six months ended June 30, 2009, a decrease of 158.44%. Operating loss for the three months ended June 30, 2010 was $(1,566) or 4.18% of net sales compared to income from operations of $1,271 or 2.49% of net sales for the three months ended June 30, 2009, a decrease of 223.21%. Lower sales, lower gross margin as well as increased operating expenses were the key factors for the decrease in income from operations during the three and six months ended June 30, 2010.

Provision for Income Taxes

The provision for income taxes for the six months ended June 30, 2010 was $190 compared to $1,591 for the six months ended June 30, 2009. The provision for income taxes for the three months ended June 30, 2010 was $83 compared to $392 for the three months ended June 30, 2009. The decrease in income tax expenses was due to Yiwu, Wang Da, Joy & Harmony and Sanhe having net losses in the first two quarters of 2010 and therefore not having income tax expenses. Jinhua and Zhejiang were the only two subsidiaries having operating income and the amount was not significant.

Net (Loss) / Income

Net loss was $(3,595) or (4.60)% of net sales for the six months ended June 30, 2010 compared to net income of $4,354 or 3.39% of net sales for the six months ended June 30, 2009, a decrease of 182.57%. Net loss was $(1,668) or (4.46)% of net sales for the three months ended June 30, 2010 compared to net income of $914 or 1.78% of net sales for the three months ended June 30, 2009, a decrease of 282.49%. Decreased sales revenue, lower gross margin and higher operating expenses were the critical factors which contributed to the decrease in net income.

Liquidity and Capital Resources

Operations and liquidity needs are funded primarily through cash flows from operations. Cash and cash equivalents were $29,123 at June 30, 2010, compared to $25,448 at June 30, 2009, and compared to $29,908 at December 31, 2009.

We believe the funds available to us are adequate to meet our operating needs for the remainder of 2010.

	Six months ended June 30,
	2010	2009
Net cash (used in) provided by operating activities	$(625)	$721
Net cash used in investing activities	$(18)	$(7,295)
Effect of exchange rate change on cash and cash equivalents	$(142)	$(136)
Net decrease in cash and cash equivalents	$(785)	$(6,710)
Cash and cash equivalents at beginning of period	$29,908	$32,158
Cash and cash equivalents at end period	$29,123	$25,448

Operating Activities

Net cash used in operating activities was $625 for the six months ended June 30, 2010 compared to net cash generated from operating activities of $721 for the six months ended June 30, 2009, approximately a 186.69% decrease.  The decrease was mainly attributable to several factors, including (i) net loss of $(3,595); (ii) decrease in advance to suppliers of $103; (iii) decrease in accounts payable and accrued expenses of $771, offset by the decrease in accounts receivable of $2,751 in the six months ended June 30, 2010.

	Six months ended June 30,
	2010	2009	Percentage Change

Sales Net	$78,226	$128,537	(39.14)%

Accounts receivable	$15,547	$18,232	(14.73)%

Accounts receivable did not decrease in line with the decrease in sales due to the terms of payment changed from 30 days to 45 days on retail and from 10 days to 15 days on wholesale. Management monitors and periodically assesses the collectability of accounts receivable to ensure the receivables are reasonably assured. Collection of debt is based on the terms of legal binding documents. Our account receivable department has periodically reviewed the allowance for doubtful accounts. The estimate of bad debt allowance is based on the aging of the receivables, the credit history and credit quality of the customers, the term of the contracts as well as the balance outstanding. If an account receivable item is considered highly probable that it is uncollectible, then it will be charged to bad debt immediately in that period.

Investing Activities

	Six months ended June 30,
	2010	2009
Net cash used investment activities	$(18)	$(7,295)

Net cash used in investing activities was $7,295 during the six months ended June 30, 2009 due to the deposit payment for the acquisition of Jinhua.

The Company’s activities focused on the distribution of electronic products and logistic service.  As a result, investments in fixed assets were moderate and hence there is little effect to the utilization of cash over the six months ended June 30, 2010.

Financing Activities

The Company did not carry out any financing activities during the six months ended June 30, 2010 and 2009.

	Six months ended June 30,
	2010	2009
Net change in cash and cash equivalents	$(785)	$(6,710)

	Six months ended June 30,
	2010	2009
Cash and cash equivalent at June 30, 2010 and 2009	$29,123	$25,448

Capital Expenditures

Total capital expenditures for the first six months of 2010 were $18 for purchase of fixed assets compared to $4 for the first six months of 2009. The increase is due to acquisition of a motor vehicle in second quarter 2010.

Working Capital Requirements

Historically operations and short term financing have been sufficient to meet our cash needs. We believe we will be able to generate revenues from sales and raise capital through private placement offerings of our equity securities to provide the necessary cash flow to meet anticipated working capital requirements. However, our working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by the availability of financing products and raising capital.

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

After Sales Service

The after-sales services we provide to our customers are primarily repair and maintenance. If a customer buys a product from us and needs repairs, we can usually arrange to have the manufacturer repair the product. In certain cases, clerks in our stores are able to make the repairs directly.

Tabular Disclosure of Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2010.

	Payment Due by Period
		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	3-5 years	5 years
Operating lease obligations	$307	244	53	10	$-
Advertising obligations	198	198	-	-	-
Total contractual obligations	$505	442	53	10	$-

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Chinese Renminbi, could adversely affect our financial results. During the second quarter ended June 30, 2010, all of our sales were denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in US. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

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

Inflation

Inflation has not had a material impact on the Company’s business for the Company’s three most recent fiscal years.

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


The Company’s business is characterized by rapid technological change, new product and service development, and evolving industry standards and regulations. Inherent in the Company’s business are various risks and uncertainties, including the impact from the volatility of the stock market, limited operating history, uncertain profitability and the ability to raise additional capital.


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

	If the Company is unable to derive any revenues from Greater China, it would have a significant, financially disruptive effect on the normal operations of the Company.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of June 30, 2010, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first two fiscal quarters of 2010 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II.  OTHER INFORMATION

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

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Document Description
10.1	Separation and Release Agreement dated August 6, 2010 by and between China 3C Group and Kenneth Berents (1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1) Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on August 12, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA 3C GROUP

Date: August 16, 2010	By:	/s/ Zhenggang Wang
Name: Zhenggang Wang
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 16, 2010	By:	/s/ Jian Zhang
Name: Jian Zhang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Document Description
10.1	Separation and Release Agreement dated August 6, 2010 by and between China 3C Group and Kenneth Berents (1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

 (1) Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on August 12, 2010.