Form 10-Q
period 2010-09-30
China 3C Group
filed 2010-11-15
CIK 1076784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule No 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 12, 2010, the registrant had 54,831,327 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$29,123	$29,908
Accounts receivable, net	14,619	18,232
Inventories	6,603	6,764
Advances to suppliers	2,331	2,370
Taxes receivable	1,181	1,157
Prepaid expenses and other current assets	270	294
Total current assets	54,127	58,725

Property, plant and equipment, net	217	279
Intangible asset, net	13,504	14,557
Goodwill	20,820	20,820
Refundable deposits	9	15
Total assets	$88,677	$94,396

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,839	$4,304
Accrued expenses	2,095	2,534
Income taxes payable	997	938
Total liabilities	6,931	7,776

Stockholders' equity
Common stock, $0.001 par value, 100,000,000 million shares authorized, 54,831,327 issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	55	55
Additional paid-in capital	20,127	19,751
Subscription receivable	(50)	(50)
Statutory reserve	11,535	11,535
Other comprehensive income	5,171	5,180
Retained earnings	44,908	50,149
Total stockholders' equity	81,746	86,620
Total liabilities and stockholders' equity	$88,677	$94,396

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009 (UNAUDITED)
(in thousands)

	2010	2009
Net sales	$114,534	$172,493
Cost of sales	104,664	152,401
Gross profit	9,870	20,092
Selling, general and administrative expenses	15,776	15,856
Income (loss) from operations	(5,906)	4,236

Other (income) expenses
Interest income	(71)	(83)
Other income	(7)	(163)
Other expenses	119	144
Total other (income) expenses	41	(102)

Income (loss) before income taxes	(5,947)	4,338
Provision for income taxes	254	1,734
Net income (loss)	(6,201)	2,604
Foreign currency translation adjustments	(10)	(93)
Comprehensive income (loss)	$(6,211)	$2,511

Net income (loss) available to common shareholders per share:
Basic	$(0.11)	$0.05
Diluted	$(0.11)	$0.05

Weighted average shares outstanding:
Basic	54,831,327	53,374,016
Diluted	54,831,327	53,374,016

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2010 and 2009 (UNAUDITED)
(in thousands)

	2010	2009
Net sales	$36,308	$43,955
Cost of sales	33,725	39,942
Gross profit	2,583	4,013
Selling, general and administrative expenses	5,074	5,621
(Loss) from operations	(2,491)	(1,608)

Other (income) expenses
Interest income	(24)	(29)
Other expenses	75	28
Total other (income) expenses	51	(1)

(Loss) before income taxes	(2,542)	(1,607)
Provision for income taxes	64	143
Net (loss)	(2,606)	(1,750)
Foreign currency translation adjustments	(184)	36
Comprehensive (loss)	$(2,790)	$(1,714)

Net (loss) available to common shareholders per share:
Basic	$(0.05)	$(0.03)
Diluted	$(0.05)	$(0.03)

Weighted average shares outstanding:
Basic	54,831,327	53,931,327
Diluted	54,831,327	53,931,327

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009 (UNAUDITED)
(in thousands)

	2010	2009

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(6,201)	$2,604
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	14	584
Amortization of intangible assets	1,047	345
Stock based compensation	376	162
(Increase) / decrease in assets:
Accounts receivable	3,943	1,174
Other receivables	1	(42)
Inventories	298	734
Prepaid expenses and other current assets	29	(99)
Refundable deposits	6	15
Advance to suppliers	87	149
(Increase) / decrease in current liabilities:
Advance from customers	(1,055)	-
Accounts payable and accrued expenses	24	1,137
Income tax payable	40	(1,260)
Net cash (used in) provided by operating activities	(1,391)	5,503

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	(18)	(799)
Deposit for acquisition of subsidiary	-	(7,784)
Net cash used in investing activities	(18)	(8,583)

CASH FLOW FROM FINANCING ACTIVITIES
Due to shareholders	-	59
Net cash provided by investing activities	-	59

Effect of exchange rate changes on cash and cash equivalents	624	(775)

Net decrease in cash	(785)	(3,855)
Cash, beginning of period	29,908	32,158
Cash, end of period	$29,123	$28,303

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$844	$1,285

Non cash transactions relating to acquisition
Purchased Goodwill		$472,009
Fair value of assets purchased less cash acquired		$16,779,317
Purchased intangible assets		$15,182,197
Net cash acquired in acquisition		$2,404,519

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

Note 1 - ORGANIZATION

China 3C Group (the “Company” or “China 3C”) was incorporated on August 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited - BVI (“Capital”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands (“BVI”). Zhejiang Yong Xin Digital Technology Company Limited (“Zhejiang”), Yiwu Yong Xin Communication Limited (“Yiwu”), Hangzhou Wang Da Electronics Company Limited (“Wang Da”), Hangzhou Sanhe Electronic Technology Limited (“Sanhe”), and Shanghai Joy & Harmony Electronics Company Limited (“Joy & Harmony”), Jinhua Baofa Logistic Ltd (“Jinhua”) were incorporated under the laws of Peoples Republic of China (“PRC”) on July 11, 2005, July 18, 1997, March, 30, 1998, April 12, 2004, August 20, 2003 and December 27, 2001, respectively. All dollar amounts are in thousands, unless otherwise indicated.

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

On July 6, 2009, China 3C and its subsidiary Zhejiang and Yiwu purchased 100% of Jinhua for RMB 120 million (approximately $17,500) in cash.  Zhejiang acquired 90% and Yiwu acquired 10% of the equity interests in Jinhua.

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

ORGANIZATIONAL CHART

China 3C Group
(Nevada Company)
100% Equity Ownership
Capital Future
Development Limited
("Capital")
(BVI)
100% Equity Ownership
100% Equity Ownership
Contractual agreements
Shanghai Joy & Harmony Electronics Company Limited
("Joy & Harmony")
(PRC)
Hangzhou Sanhe Electronic Technology Limited
("Sanhe")
(PRC)
Zhejiang Yong Xin Digital Technology Company Limited
("Zhejiang")
(PRC)
100% Equity Ownership
90% Equity Ownership
90% Equity Ownership
90% Equity Ownership
Hangzhou Wang Da Electronics Company, Limited
("Wang Da")
(PRC)
10% Equity Ownership
10% Equity Ownership
Yiwu Yong Xin Telecommunication Company, Limited
("Yiwu")
(PRC)
10% Equity Ownership
Jinhua Baofa Logistic Company, Limited
("Jinhua")
(PRC)
Hangzhou Letong Digital Technology Company, Limited.
("Letong")
(PRC)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  The Company’s functional currency is the Chinese Renminbi, however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“$”, or “USD”).

Principles of Consolidation

The consolidated financial statements include the accounts of China 3C Group and its wholly owned subsidiaries Capital, Wang Da, Yiwu, Joy & Harmony, Sanhe and Jinhua and variable interest entity Zhejiang, collectively referred to as the Company. All material intercompany accounts, transactions and profits were eliminated in consolidation.

Currency Translation

The accounts of Zhejiang, Wang Da, Yiwu, Sanhe, Joy & Harmony and Jinhua were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“RMB”). Such financial statements were translated into USD in accordance with FASB ASC Topic 830-10, “Foreign Currency Translation,” with the RMB as the functional currency. According to FASB ASC Topic 830-10, assets and liabilities were translated at the ending exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported as other comprehensive income in accordance with FASB ASC Topic 220, “Reporting Comprehensive Income,” as a component of shareholders’ equity. Transaction gains and losses are reflected in the consolidated income (loss) and comprehensive income (loss) statement.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts was $427 (unaudited) and $404 as of September 30, 2010 and December 31, 2009, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of September 30, 2010 and December 31, 2009, inventory consisted entirely of finished goods valued at $6,603 (unaudited) and $6,764, respectively.

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

Automotive	5 years
Office Equipment	5 years

As of September 30, 2010 and December 31, 2009, property and equipment consisted of the following:

	2010	2009
	(Unaudited)
Automotive	$828	$877
Office equipment	132	132
Leasehold improvement	67	67
Plant and Equipment	3	3
Sub Total	1,030	1,079
Less: accumulated depreciation	(813)	(800)
Total	$217	$279

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC Topic 360 “Property, Plant and Equipment” requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2010 (unaudited) and December 31, 2009, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

FASB ASC Topic 825 “Financial Instruments” requires the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue Recognition

In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104, the Company recognizes revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed and determinable, and collectability of the resulting receivable is reasonably assured.

The Company records revenues when title and the risk of loss pass to the customer.  Generally, these conditions occur on the date the customer takes delivery of the product.  Revenue is generated from sales of China 3C products through two main streams:

1.
Retail.  69.3%, 67.5%, 69% and 68.5% of the Company’s revenue comes from sales to individual customers at outlets installed inside department stores etc. (i.e. store in store model) during the three and nine months ended September 30, 2010 and 2009, respectively and is mainly achieved through two broad categories:

a.
Purchase contracts. The terms of purchase contracts were 45 days from the transfer of goods to the customer in 2010 and 30 days in 2009. Under this method, the Company delivers goods to places designated by customers and receives confirmation of delivery. At that time, ownership and all risks associated to the goods are transferred to the customers and payment is made within the terms. The Company relieves its inventory and recognizes revenue upon receipt of confirmation from the customer.

b.
Point of sale transfer of ownership. Under this method, the Company’s products are placed in third party stores and sold by Company sales people. Upon customer purchase of the item, the Company relieves its inventory and recognizes revenue related to that item.

2.
Wholesale.  30.7%, 32.5%, 31% and 31.5% of the Company’s revenue comes from wholesale during the three and nine months ended September 30, 2010 and 2009, respectively. Recognition of wholesale income is based on contract terms. The main contract terms on wholesale were 15 days after receipt of goods in 2010 and 10 days in 2009 and that ownership and all risks associated with the goods are transferred to the customers on the date of goods received.

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

During public holidays or department store celebration periods, we provide sales incentives to retail customers to increase sales, such as gift giving and price reductions. These are incentives during the specified periods. Sales made to our retail customers as a result of incentives are immaterial as a percentage of sales revenue.

2.	Wholesale:

a.
Revenue is recognized at the date the goods are received by the wholesale customers. We operate our wholesale business by selling large volume orders to second-tier distributors and large department stores. Revenues from wholesale are recognized as net sales after confirmation with distributors. Net sales already takes into account revenue dilution as it excludes inventory credit, discount from early payment, product obsolescence and return of products and other allowances. Net sales also take into account the return of products in accordance with relevant laws and regulations in China.

Return policies

Our return policy complies with China’s laws and regulations on consumer’s rights and product quality. In accordance with Chinese law, consumers can return or exchange used products within seven days only if the goods do not meet safety and health requirements, endanger a person’s property, or do not meet the advertised performance. If the conditions and requirements as set out in the relevant laws and regulations are met, the retail stores accept a return of the goods from the consumer. In such cases, the Company accepts the returns unconditionally. Goods returned will be redirected to the production factory or supplier who shall bear all losses on the returns in accordance the laws and regulations. Consumer returns or exchanges of products that have not been used, where the packaging has not been damaged, are honored if such return or exchange is within seven days. If a consumer returns a product, the Company must refund the invoice price to the consumer. The Company is then responsible for returning the goods to the production factory or supplier. At that time the Company can recover the price based on the purchase and sale contract with the producer or supplier. However, when goods are returned, the Company loses the gross margin that it records when revenue is recognized, regardless of whether the production factory or supplier takes the product back or not.

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

Cost of Sales

Cost of sales consists of actual product cost, which is the purchase price of the product less discounts.  Cost of sales excludes freight charges, purchase and delivery costs, internal transfer, freight charges and the other costs of the Company’s distribution network, which are included in general and administrative expenses.

General and Administrative Expenses

General and administrative expenses are comprised principally of payroll and benefits costs for retail and corporate employees, occupancy costs of corporate facilities, lease expenses, management fees, travel expenses and other expenses, including freight, purchase and delivery costs, internal transfer freight charges and other distribution costs.

Shipping and handling fees

The Company follows FASB ASC Topic 605-45, “Handling Costs, Shipping Costs”.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of general and administrative expenses. During the three and nine months ended September 30, 2010 and 2009, the Company incurred shipping and handling fees and costs of $58, $64, $165 and $168, respectively.

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

Management fees paid to the department stores under “store in store” model

Under the “store in store” business operation model, the Company may pay management fees to the department stores, which are in the form of service charges or “selling at an allowance (discount)”. The management fees are accounted for (1) in the form of service charges which are reflected in general and administrative expenses, or (2) in the form of “selling at an allowance (discount)”, as a deduction of sales, which means, the expenses are directly deducted at a certain percentage on sales. Such management fees accounted for general and administrative expenses were $225, $248, $651 and $978 during the three and nine months ended September 30, 2010 and 2009 respectively. Management fees accounted for deductions of sales were $1,072, $1,330, $3,631 and $5,576 in sales for the three and nine months ended September 30, 2010 and 2009, respectively.

Share Based Payment

The Company adopted FASB ASC Topic 718-10, “Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC Topic 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date is recognized.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $98, $125, $298 and $253 for the three and nine months ended September 30, 2010 and 2009.

Other Income

Other income was $7 and $163 for the nine months ended September 30, 2010 and 2009 and none for the three months ended September 30, 2010 and 2009. Other income consists of the following:

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

Basic and Diluted Earnings (Loss) per Share

Earnings (loss) per share are calculated in accordance with FASB ASC Topic 260, “Earnings per Share”. Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (losses) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. If convertible shares and stock options are anti-dilutive, the impact of conversion is not included in the diluted net income per share. Excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2010 was 100,000 options, as they were not dilutive. Excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2009 was 50,000 options, as they were not dilutive.

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

Segment Reporting

FASB ASC Topic 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company operated in four segments before the acquisition of Jinhua in July 2009. Since the acquisition of Jinhua, the Company operates in five segments (see Note 14).

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

FASB ASC Topic 825 “Financial Instruments” requires that the fair value disclosures required for all financial instruments within the scope of FASB ASC Topic 825-10, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FASB ASC Topic 825 was effective for interim periods ending after June 15, 2009. The adoption of FASB ASC Topic 825 had no material effect on the Company’s consolidated financial statements.

FASB ASC Topic 860 “Transfers and servicing” requires more information about transfers of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. FASB ASC Topic 860 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of this statement had no material effect on the Company’s financial statements.

Revisions under FASB ASC Topic 810 “Consolidation”, revises how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under FASB ASC Topic 810, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FASB ASC Topic 810 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of FASB ASC Topic 810 had no impact on our financial statements.

In June 2009, the FASB issued Accounting Standards Update “ASU” 2009-1. The FASB approved its Codification ASC as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There were no changes to the content of our financial statements or disclosures as a result of implementing the Codification.

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

In April 2010, the FASB issued ASU 20-10-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition” or ASU 2010-17. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In July 2010, FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. This Update provides enhanced disclosures which are designed to assist financial statement users in assessing an entity’s credit risk exposure and in evaluating the adequacy of an entity’s allowance for credit losses. Public entities must apply the disclosure requirements applicable to period-end balances beginning with the first interim or annual reporting period ending on or after December 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

Note 3 – ADVANCES TO SUPPLIERS

Advances to suppliers represent advance payments to suppliers for the purchase of inventory. As of September 30, 2010 and December 31, 2009, the Company had $2,331 (unaudited) and $2,370, respectively, as advances to suppliers.

Note 4– ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2010 (unaudited) and December 31, 2009 consist of the following:

	2010	2009
Accounts payable	$3,839	$3,729
Accrued expenses and other payable	1,836	2,874
VAT tax payable	236	235
Advance from customers	23	-
Total	$5,934	$6,838

Note 5 - COMMON STOCK

On January 15, 2009, the Company’s Board of Directors (“BOD”) adopted the China 3C Group, Inc. 2008 Omnibus Securities and Incentive Plan (the “2008 Plan”).  The 2008 Plan provides for the granting of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant.  Under the 2008 Plan 2,000,000 shares of the Company’s common stock are available for issuance for awards.  Each award shall remain exercisable for a term of ten (10) years from the date of its grant. The price at which a share of common stock may be purchased upon exercise of an option shall not be less than the closing sales price of the common stock on the date such option is granted.  The 2008 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it is adopted by the BOD.

In April and October 2009, the Company issued 1,997,272 shares of common stock under the 2008 Plan. The cost is expected to be recognized over a three year period. $125 and $375 was recognized as stock based compensation expense during the three and nine months ended September 30, 2010.

Note 6 - STOCK WARRANTS, OPTIONS, AND COMPENSATION

Stock options— Options issued have a ten-year life and were fully vested upon issuance. The option holder has no voting or dividend rights. The grant price was the market price at the date of grant. The Company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the date of grant stock option pricing.

Outstanding options by exercise price consisted of the following as of September 30, 2010.

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$3.80	50,000	0.25	$3.80	50,000	$3.80
4.16	50,000	7.25	4.16	50,000	4.16

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

Note 8 - INCOME TAXES

The Company, through its subsidiaries, Zhejiang, Wang Da, Sanhe, Joy & Harmony, Yiwu and Jinhua is governed by the Income Tax Laws of the PRC.

The US entity, China 3C Group is subject to the US federal income tax at 34%. The US entity has incurred net accumulated operating losses of approximately $3,261 as of September 30, 2010 for income tax purposes. The US entity does not conduct any operations and only incurs expenses related to the public entity such as legal, accounting and investor relations, etc..  Therefore, it is more likely than not that all of the Company’s deferred tax assets will not be realized. A 100% allowance was recorded on the deferred tax asset of approximately $1,109 as of September 30, 2010.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and nine months ended September 30, 2010 and 2009.

Pursuant to the PRC Income Tax Laws, from January 1, 2008, the Enterprise Income Tax (“EIT) is calculated against the net income in a fiscal year at a statutory rate of 25%.

The following details a reconciliation of income tax expense for the nine months ended September 30, 2010 and 2009:

2010	U.S.	State	International	Total
Current	$-	$-	$254	$254
Deferred	-	-	-	-
Total	$-	$-	$254	$254

2009	U.S.	State	International	Total
Current	$-	$-	$1,734	$1,734
Deferred	-	-	-	-
Total	$-	$-	$1,734	$1,734

During the nine months ended September 30, 2010, Wan Da, Sanhe, Joy & Harmony and Yiwu had operating losses and therefore no income tax expense. Zhejiang and Jinhua were the only subsidiaries that had operating income during the nine months ended September 30, 2010 and incurred income tax expense of $232.

The following details a reconciliation of income tax expense for the three months ended September 30, 2010 and 2009:

2010	U.S.	State	International	Total
Current	$-	$-	$64	64
Deferred	-	-	-	-
Total	$-	$-	$64	64

2009	U.S.	State	International	Total
Current	$-	$-	$143	$143
Deferred	-	-	-	-
Total	$-	$-	$143	$143

During the three months ended September 30, 2010, Wang Da, Sanhe, Joy & Harmony and Yiwu had operating losses and therefore no income tax expense. For the three months ended September 30, 2010, Jinhua was the only subsidiary having income tax expenses of $64 because Jinhua uses simplified tax, which imposes taxes on sales instead of operating income.

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	Nine months ended September 30,
	2010	2009
US statutory tax rate	(34.0)%	34.0%
Tax rate difference	9.0%	(9.0)%
Increase in valuation allowance	20.7%	1.5%
Effective rate	(4.3)%	26.5%

	Three months ended September 30,
	2010	2009
US statutory tax rate	(34.0)%	34.0%
Tax rate difference	9.0%	(9.0)%
Increase in valuation allowance	22.5%	(1.3)%
Effective rate	(2.5)%	23.7%

Foreign pretax earnings (loss) approximated $(1,978) and $(4,133) for the three and nine months ended September 30, 2010, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At September 30, 2010, $59,548 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, taxes of approximately $5,359 would have to be provided if such earnings were remitted currently.

Note 9 - COMMITMENTS

The Company leases office facilities under operating leases that terminate through 2014. Rent expense for the three and nine months ended September 30, 2010 and 2009 was $104, $68, $359 and $119, respectively. The future minimum obligations under these agreements are as follows by years as of September 30, 2010:

2011	$350
2012	22
2013	14
$386

Note 10 - STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprise’s income, after the payment of PRC income taxes, is allocated to the statutory surplus reserves and statutory public welfare fund. Prior to January 1, 2006, the allocation was 10 percent of the profit after tax to the surplus reserve fund and additional 5-10 percent to the public affair fund. The public welfare fund reserve was limited to 50 percent of the registered capital. Effective January 1, 2006, there is now only one fund requirement. The reserve is 10 percent of income after tax, not to exceed 50 percent of registered capital.

Statutory reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2010, the Company had allocated $11,535 to these non-distributable reserve funds.

Note 11 - OTHER COMPREHENSIVE INCOME

The detail of other comprehensive income, all of which arose from foreign currency translation, as included in stockholders’ equity at September 30, 2010 (unaudited) and December 31, 2009 are as follows:

Balance at December 31, 2008	$5,272
Change for 2009	(92)
Balance at December 31, 2009	5,180
Change for nine months ended September 30, 2010	(9)
Balance at September 30, 2010	$5,171

Note 12 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

The Company’s operations are in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC’s economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 13 - MAJOR CUSTOMERS AND CREDIT RISK

During the three and nine months ended September 30, 2010 and 2009, no customer accounted for more than 10% of the Company’s sales or accounts receivable and no vendor accounted for more than 10% of the Company’s purchases.

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

The following tables present summarized information by segment:

	Nine months Ended September 30, 2010
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
Sales, net	$20,779	$31,513	$23,284	$30,371	$8,084	$503	$114,534
Cost of sales	19,122	28,774	22,087	27,617	6,620	444	104,664
Gross profit	1,657	2,739	1,197	2,754	1,464	59	9,870
Income (loss) from operations	(983)	(1,390)	(943)	(1,420)	346	(1,516)	(5,906)

	Nine months Ended September 30, 2009
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
Sales, net	$49,688	$42,944	$35,254	$41,508	$2,974	$125	$172,493
Cost of sales	44,420	35,644	32,129	38,029	2,065	113	152,400
Gross profit	5,268	7,300	3,125	3,479	909	12	20,093
Income (loss) from operations	848	1,564	386	1,105	604	(272)	4,235

	Three Months Ended September 30, 2010
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
Sales, net	$10,216	$10,269	$4,752	$8,382	$2,568	$121	$36,308
Cost of sales	9,456	9,240	4,413	8,214	2,298	104	33,725
Gross profit	760	1,029	339	168	270	17	2,583
Loss from operations	(497)	(565)	(315)	(547)	(102)	(465)	(2,491)

	Three Months Ended September 30, 2009
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
Sales, net	$9,776	$11,948	$8,865	$10,267	$2,974	$125	$43,955
Cost of sales	8,971	10,485	8,201	10,107	2,065	113	39,942
Gross profit	805	1,463	664	160	909	12	4,013
Income (loss) from operations	(356)	(338)	(36)	(643)	604	(839)	(1,608)

Total assets by segment as of September 30, 2010 (unaudited) and December 31, 2009 are as follows:

	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
2010	$12,645	$10,138	$11,411	$14,761	$4,840	$34,882	$88,677
2009	$13,761	$11,525	$12,353	$15,777	$4,776	$36,204	$94,396

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

On December 21, 2005, CFDL became a wholly owned subsidiary of China 3C through a merger with a wholly owned subsidiary of the Company (the “Merger Transaction”). China 3C acquired all of the issued and outstanding capital stock of CFDL pursuant to a Merger Agreement dated at December 21, 2005 by and among China 3C, XY Acquisition Corporation, CFDL and the shareholders of CFDL (the “Merger Agreement”). Pursuant to the Merger Agreement, CFDL became a wholly owned subsidiary of China 3C and, in exchange for the CFDL shares, China 3C issued 35,000,000 shares of its common stock to the shareholders of CFDL, representing 93% of the issued and outstanding capital stock of China 3C at that time and cash of $500. On August 15, 2007, to comply with the requirements of PRC law, the Company recapitalized its ownership structure. As a result, instead of CFDL owning 100% of Zhejiang as previously was the case, CFDL entered into contractual agreements with Zhejiang whereby CFDL owns a 100% interest in the revenues of Zhejiang. CFDL does not have an equity interest in Zhejiang, but is deemed to have all the economic benefits and liabilities by contract. Under this structure, Zhejiang is now a wholly foreign owned enterprise (WOFE) of CFDL. The contractual agreements give CFDL and its equity owners an obligation to absorb any losses, and rights to receive revenue. CFDL will be unable to make significant decisions about the activities of Zhejiang and can not carry out its principal activities without financial support. These characteristics as defined in FASB ASC Topic 810, Consolidation of Variable Interest Entities (VIEs), qualifies the business operations of Zhejiang to be consolidated with CFDL and ultimately with China 3C.

As a result of the Merger Agreement, the reorganization was treated as an acquisition by the accounting acquiree that is accounted for as a recapitalization and as a reverse merger by the legal acquirer for accounting purposes. Pursuant to the recapitalization, all capital stock shares and amounts and per share data were retroactively restated. Accordingly, the financial statements include the following:

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

On July 6, 2009, China 3C’s subsidiaries, Zhejiang and Yiwu completed acquisition of Jinhua, a company organized under the laws of the PRC. Zhejiang acquired 90% and Yiwu acquired 10% of the entire equity interests in Jinhua from the shareholders of Jinhua for a purchase price of RMB 120,000,000 (approximately $17,500) in cash.

The Company is engaged in the business of resale and distribution of third party products and generates approximately 100% of its revenue from resale of items such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPod, electronic dictionaries, CD players, radios, Walkmans, and audio systems. We sell and distribute products through retail stores and secondary distributors. We operate most of our retail operations through our “store in store” model. Under this model, the Company leases space in major department stores and retailers. Leasing costs can vary based on a percentage of sales, or can be fixed. For the three and nine months ended September 30, 2010 and 2009, all of our stores in stores leases were variable based on sales.

In 2009, Zhejiang started establishing direct electronic retail stores and franchise operation. As of September 30, 2010, the Company has two franchise stores and three direct retail stores in operation, all of which are located in Zhejiang province. For the three and nine months ended September 30, 2010, the direct stores and franchise stores had revenue of $121 and $503. The direct store and franchise operation is still in the early stage and does not represent a significant part of our business as of September 30, 2010.

In July 2009, the Company acquired Jinhua and started providing transportation service to business in Eastern China.

Result of Operations

Results of Operations for the Three and Nine months Ended September 30, 2010 and 2009

Reportable Operating Segments

The Company reports financial and operating information in the following five segments:

a)	Yiwu Yong Xin Telecommunication Company, Limited or “Yiwu”

b)	Hangzhou Wang Da Electronics Company, Limited or “Wang Da”

c)	Hangzhou Sanhe Electronic Technology Limited or “Sanhe”

d)	Shanghai Joy & Harmony Electronics Company Limited or “Joy & Harmony”

e)	Jinhua Baofa Logistic Limited or “Jinhua”

a)         Yiwu Yong Xin Telecommunication Company Limited or “Yiwu”

Yiwu focuses on the selling, circulation and modern logistics of fax machines and cord phone products.

	Nine months ended September 30,		Percentage
Yiwu	2010	2009	Change
Revenue	$23,284	$35,224	(33.90)%
Gross Profit	$1,197	$3,125	(61.70)%
Gross Margin	5.14%	8.87%	(3.73)%
Operating (Loss)/Income	$(943)	$386	(344.30)%

	Three months ended September 30,		Percentage
Yiwu	2010	2009	Change
Revenue	$4,752	$8,865	(46.40%
Gross Profit	$339	$664	(48.95)%
Gross Margin	7.13%	7.49%	(0.36)%
Operating Loss	$(315)	$(36)	(775.00)%

For the nine months ended September 30, 2010, Yiwu had revenue of $23,284, a decrease of $11,940 or 33.90% compared to $35,224 for the nine months ended September 30, 2009. Gross profit decreased $1,928 or 61.70% from $3,125 for the nine months ended September 30, 2009 to $1,197 for the nine months ended September 30, 2010. Operating loss was $(943) for the nine months ended September 30, 2010, a decrease of $1,329 or 344.30% compared to operating income of $386 for the nine months ended September 30, 2009.

For the three months ended September 30, 2010, Yiwu had revenue of $4,752, a decrease of $4,113 or 46.40% compared to $8,865 for the three months ended September 30, 2009. Gross profit decreased $325 or 48.95% from $664 for the three months ended September 30, 2009 to $339 for the three months ended September 30, 2010. Operating loss was $(315) for the three months ended September 30, 2010, a decrease of $279 or 775% compared to operating loss of $(36) for the three months ended September 30, 2009.

Such decrease in revenue was primarily due to growing competition from supermarkets, internet commerce and TV shopping networks which led to decreased in-store sales. Increased sales discounts paid to department stores, as a percentage of sales, also caused revenue to decrease.

Gross margin decreased 3.73% during the nine months ended September 30, 2010 compared to September 30, 2009. Gross margin decreased 0.36% during the three months ended September 30, 2010 compared to the 2009 period. The decrease was a result of lower unit sales price of fax machines and telephones due to a more competitive market.

b)           Hangzhou Wang Da Electronics Company Limited or “Wang Da”

Wang Da focuses on the selling, circulation and modern logistics of cell phones, cell phones products, and digital products, including digital cameras, digital camcorders, PDAs, flash disks, and removable hard disks.

	Nine months ended September 30,		Percentage
Wang Da	2010	2009	Change
Revenue	$20,779	$49,688	(58.18)%
Gross Profit	$1,657	$5,268	(68.55)%
Gross Margin	7.97%	10.60%	(2.63)%
Operating (Loss)/Income	$(983)	$848	(215.92)%

	Three months ended September 30,		Percentage
Wang Da	2010	2009	Change
Revenue	$10,216	$9,776	4.50%
Gross Profit	$760	$805	(5.59)%
Gross Margin	7.44%	8.23%	(0.80)%
Operating (Loss)	$(497)	$(356)	(39.61)%

For the nine months ended September 30, 2010, Wang Da had revenue of $20,779, a decrease of $28,909 or 58.18% compared to $49,688 for the nine months ended September 30, 2009. Gross profit decreased $3,611 or 68.55% from $5,268 for the nine months ended September 30, 2009 to $1,657 for the nine months ended September 30, 2010. Operating loss was $(983) for the nine months ended September 30, 2010, a decrease of $1,831 or 215.92% compared to operating income of $848 for the nine months ended September 30, 2009.

For the three months ended September 30, 2010, Wang Da had revenue of $10,216, an increase of $440 or 4.5% compared to $9,776 for the three months ended September 30, 2009. Gross profit decreased $45 or 5.59% from $805 for the three months ended September 30, 2009 to $760 for the three months ended September 30, 2010. Operating loss was $(497) for the three months ended September 30, 2010, a decrease of $141 or 39.61% compared to operating loss of $(356) for the three months ended September 30, 2009.

The decrease in revenue was primarily due to increased competition from government-owned large telecommunication service providers. Telecommunication service providers started to open direct operating stores to sell communication products and also launched promotions such as “free phone with service contract”.

Gross margin decreased 2.63% and 0.8%, respectively during the nine and three months ended September 30, 2010. The decrease in gross profit and gross margin was due to the decrease in demand of domestic cell phones, which had a higher gross margin than brand name cell phones. Increased competitions from supermarkets also led our store-in-stores to lower sales price which reduces gross margin.

c)           Hangzhou Sanhe Electronic Technology Limited or “Sanhe”

Sanhe focuses on the selling, circulation and modern logistics of home electronics, including DVD players, audio systems, speakers, televisions and air conditioners.

	Nine months ended September 30,		Percentage
Sanhe	2010	2009	Change
Revenue	$31,513	$42,944	(26.62)%
Gross Profit	$2,739	$7,300	(62.48)%
Gross Margin	8.69%	17.00%	(8.31)%
Operating (Loss)/Income	$(1,390)	$1,564	(188.87)%

	Three months ended September 30,		Percentage
Sanhe	2010	2009	Change
Revenue	$10,269	$11,948	(14.05)%
Gross Profit	$1,029	$1,463	(29.67)%
Gross Margin	10.02%	12.24%	(2.22)%
Operating (Loss)	$(565)	$(338)	(67.16)%

For the nine months ended September 30, 2010, Sanhe had revenue of $31,513, a decrease of $11,431 or 26.62% compared to $42,944 for the nine months ended September 30, 2009. Gross profit decreased $4,561 or 62.48% from $7,300 for the nine months ended September 30, 2009 to $2,739 for the nine months ended September 30, 2010. Operating loss was $(1,390) for the nine months ended September 30, 2010, a decrease of $2,954 or 188.87% compared to operating income of $1,564 for the nine months ended September 30, 2009.

For the three months ended September 30, 2010, Sanhe had revenue of $10,269, a decrease of $1,679 or 14.05% compared to $11,948 for the three months ended September 30, 2009. Gross profit decreased $434 or 29.67% from $1,463 for the three months ended September 30, 2009 to $1,029 for the three months ended September 30, 2010. Operating loss was $(565) for the three months ended September 30, 2010, a decrease of $227 or 67.16% compared to $(338) for the three months ended September 30, 2009.

The decrease in revenue was a result of decline in demand for DVD players and speakers. Greater competitions from supermarkets, internet commerce and TV shopping networks also led to lower sales volume which resulted in lower revenue.

Gross margin decreased 8.31% during the nine months ended September 30, 2010 and 2.22% during the three months ended September 30, 2010. The decrease was a result of higher sales volume of televisions compared to higher sales in DVD players and speakers in 2009, which have higher gross margin compared to other home electronics products.

d)           Shanghai Joy & Harmony Electronics Company Limited or “Joy & Harmony”

Joy & Harmony focuses on the selling, circulation and modern logistics of consumer electronics, including MP3 players, MP4 players, iPod, electronic dictionary, radios, and Walkman.

	Nine months ended September 30,		Percentage
Joy & Harmony	2010	2009	Change
Revenue	$30,371	$41,508	(26.83)%
Gross Profit	$2,754	$3,479	(20.84)%
Gross Margin	9.07%	8.38%	0.69%
Operating (Loss)/Income	$(1,420)	$1,105	(228.51)%

	Three months ended September 30,		Percentage
Joy & Harmony	2010	2009	Change
Revenue	$8,382	$10,267	(18.36)%
Gross Profit	$168	$160	5.00%
Gross Margin	2.00%	1.56%	0.45%
Operating (Loss)	$(547)	$(643)	14.93%

For the nine months ended September 30, 2010, Joy & Harmony had revenue of $30,371, a decrease of $11,137 or 26.83% compared to $41,508 for the nine months ended September 30, 2009. Gross profit decreased $725 or 20.84% from $3,479 for the nine months ended September 30, 2009 to $2,754 for the nine months ended September 30, 2010. Operating loss was $(1,420) for the nine months ended September 30, 2010, a decrease of $2,525 or 228.51% compared to operating income of $1,105 for the nine months ended September 30, 2009.

For the three months ended September 30, 2010, Joy & Harmony had revenue of $8,382, a decrease of $1,885 or 18.36% compared to $10,267 for the three months ended September 30, 2009. Gross profit increased $8 or 5% from $160 for the three months ended September 30, 2009 to $168 for the three months ended September 30, 2010. Operating loss was $(547) for the three months ended September 30, 2010, an increase of $96 or 14.93% compared to $(643) for the three months ended September 30, 2009.

Gross margin increased 0.69% and 5% during the nine and three months ended September 30, 2010, respectively.

Many small domestic electronics manufacturers closed down in 2010 and large manufacturers raised the price of consumer electronics. Therefore, the cost for Joy & Harmony increased, which led to a decline in gross margin. The closedown of many small electronics manufacturers caused some of our products to discontinue which led to lower sales revenue. In addition, growing competition from supermarkets, internet commerce and TV shopping networks also contributed to the decrease in in-store sales. Operating income decreased primarily due to decreased gross margin and increased operating expenses, in particular an increase in base salary for all staff.

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

China 3C acquired Jinhua on July 6, 2009. Therefore, the consolidated statement of income (loss) and comprehensive income (loss) of China 3C for the nine months ended September 30, 2009 include Jinhua’s historical operating results.

	Nine months ended September 30,		Percentage
Jinhua	2010	2009	Change
Revenue	$8,084	$8,732	(7.42)%
Gross Profit	$1,464	$2,796	(47.64)%
Gross Margin	18.11%	32.02%	(13.91)%
Operating Income	$346	$1,886	(81.65)%

	Three months ended September 30,		Percentage
Jinhua	2010	2009	Change
Revenue	$2,568	$2,974	(13.65)%
Gross Profit	$270	$909	(70.30)%
Gross Margin	10.51%	30.56%	(20.05)%
Operating (Loss)/Income	$(102)	$604	(116.89)%

The decreased revenue was a result of greater competition. Gross margin decreased 13.91% and 20.05% during the nine and three months ended September 30, 2010 primarily due to the increased fuel cost. Operating income decreased primarily due to decreased gross margin and increased operating expenses, in particular an increase in base salary for all staff.

Net Sales

Net sales for the nine months ended September 30, 2010 decreased by 33.60%, to $114,534 compared to $172,493 for the nine months ended September 30, 2009. Net sales for the three months ended September 30, 2010 decreased by 17.40%, to $36,308 as compared to $43,955 for the three months ended September 30, 2009. Management believes the lower sales were a result of various factors including a slowdown in the retail markets in general, weaker demand for consumer and business electronics as well as the pressure of increased competitions from supermarkets, internet commerce as well as increased TV shopping networks.

Cost of Sales

Cost of sales for the nine months ended September 30, 2010 was $104,664 compared to $152,401 for the nine months ended September 30, 2009, a decrease of 31.32%. Cost of sales for the three months ended September 30, 2010 was $33,725 as compared to $39,942 for the three months ended September 30, 2009, a decrease of 15.57%. The decreased cost of sales for the nine months was a result of the decrease in sales during the comparable period. Increased purchase costs of consumer electronics as well as higher fuel cost also led to higher cost of sales.

Gross Profit Margin

Gross profit margin for the nine months ended September 30, 2010 was 8.62% compared to 11.65% for the nine months ended September 30, 2009. Gross profit margin for the three months ended September 30, 2010 was 7.11% as compared to 9.13% for the three months ended September 30, 2009. The lower gross profit margin was primarily due to the decreased unit sales prices of consumer and business electronics in the competitive market in China. For the logistics segment, the decrease in gross margin was primarily due to increased fuel cost.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2010 were $15,776 or 13.77% of net sales, compared to $15,856 or 9.19% of net sales for the nine months ended September 30, 2009, an increase of 4.58%. General and administrative expenses for the three months ended September 30, 2010 were $5,074 or 13.97% of net sales, compared to $5,621 or 12.79% of net sales for the three months ended September 30, 2009, an increase of 1.18%. For the nine months ended September 30, 2010, general and administrative expenses included Jinhua’s expenses during the nine months in 2010, when it only included Jinhua’s 3 months’ expenses in the third quarter in 2009 because Jinhua was acquired in July 2009.  The increase in general and administrative expenses for the third quarter was primarily due to an increase in base salary for all staff. For the third quarter 2010, salary expenses were 8.01% of net sales compared to 5.66% of net sales in the third quarter 2009, an increase of 2.35%.

Income (loss) from Operations

Operating loss for the nine months ended September 30, 2010 was $(5,906) or (5.64)% of net sales compared to income from operations of $4,236 or 2.78% of net sales for the nine months ended September 30, 2009, a decrease of 239.42%. Operating loss for the three months ended September 30, 2010 was $(2,491) or (7.39)% of net sales compared to loss from operations of $(1,608) or (4.03)% of net sales for the three months ended September 30, 2009, a decrease of 54.91%. Lower sales, lower gross margin as well as increased operating expenses were the key factors for the increase in loss from operations during the three and nine months ended September 30, 2010.

Provision for Income Taxes

The provision for income taxes for the nine months ended September 30, 2010 was $254 compared to $1,734 for the nine months ended September 30, 2009. The provision for income taxes for the three months ended September 30, 2010 was $64 compared to $143 for the three months ended September 30, 2009. The decrease in income tax expense was due to Yiwu, Wang Da, Joy & Harmony, Sanhe having losses in the nine months of 2010. Zhejiang and Jinhua were the only subsidiaries having operating income and the amount was not significant. For the three months ended September 30, 2010, Jinhua was the only subsidiary having income tax expense because Jinhua uses simplified tax, which imposes taxes on sales instead of operating income.

Net (Loss) / Income

Net loss was $(6,201) or (5.41)% of net sales for the nine months ended September 30, 2010 compared to net income of $2,604 or 1.51% of net sales for the nine months ended September 30, 2009, a decrease of 338.52%. Net loss was $(2,606) or (7.18)% of net sales for the three months ended September 30, 2010 compared to $(1,750) or (3.98)% of net sales for the three months ended September 30, 2009, a decrease of 48.91%. Decreased sales revenue, lower gross margin and higher operating expenses were the critical factors which contributed to the decrease in net income.

Liquidity and Capital Resources

Operations and liquidity needs are funded primarily through cash flows from operations. Cash and cash equivalents were $29,123 at September 30, 2010, compared to $28,303 at September 30, 2009, and compared to $29,908 at December 31, 2009.

We believe the funds available to us are adequate to meet our operating needs for the remainder of 2010.

Our cash flows for the nine month periods are summarized as follows:

	Nine months ended September 30,
	2010	2009
Net cash (used in) provided by operating activities	$(1,391)	$5,503
Net cash (used in) investing activities	(18)	$(8,583)
Net cash provided by financing activities	-	59
Effect of exchange rate change on cash and cash equivalents	624	$(775)
Net decrease in cash and cash equivalents	(785)	$(3,855)
Cash and cash equivalents at beginning of period	29,908	$32,158
Cash and cash equivalents at end period	$29,123	$28,303

Operating Activities

Net cash used in operating activities was $1,391 for the nine months ended September 30, 2010 compared to net cash generated from operating activities of $5,503 for the nine months ended September 30, 2009, a 125.28% decrease.  The decrease was mainly attributable to several factors, including (i) net loss of $(6,201); (ii) increase in advance to suppliers of $1,055, offset by the decrease in accounts receivable of $3,943 and inventories of $298 in the nine months ended September 30, 2010.

	Nine months ended September 30,
	2010	2009	Percentage Change

Sales Net	$114,534	$172,493	(33.60)%

Accounts receivable	$14,619	$18,232	(19.82)%

Accounts receivable did not decrease in line with the decrease in sales because the terms of payment changed from 30 to 45 days for retail and from 10 to 15 days for wholesale. Management monitors and periodically assesses the collectability of accounts receivable to ensure the receivables are reasonably assured. Collection of debt is based on the terms of legal binding documents. Our account receivable department has periodically reviewed the allowance for doubtful accounts. The estimate of bad debt allowance is based on the aging of the receivables, the credit history and credit quality of the customers, the term of the contracts as well as the balance outstanding. If an account receivable item is considered highly probable that it is uncollectible, then it will be charged to bad debt immediately in that period.

Investing Activities

	Nine months ended September 30,
	2010	2009
Net cash used investment activities	$18	$8,583

Net cash used in investing activities was $8,583 during the nine months ended September 30, 2009 due to the deposit payment for the acquisition of Jinhua of $7,794 and purchase of equipment of $799. Net cash used in investing activities was $18 during the nine months ended September 30, 2010 for acquisition of a new motor vehicle.

The Company’s activities focused on the distribution of electronic products and logistic service.  As a result, investments in fixed assets were moderate and hence there is little effect to the utilization of cash over the nine months ended September 30, 2010.

Financing Activities

The Company did not carry out any significant financing activities during the nine months ended September 30, 2010 and 2009.

	Nine months ended September 30,
	2010	2009
Net change in cash and cash equivalents	$(785)	$(3,855)

	2010	2009
Cash and cash equivalent at September 30, 2010 and 2009	$29,123	$28,303

Capital Expenditures

Capital expenditures for the first nine months of 2010 were $18 for fixed assets compared to $799 for the first nine months of 2009. The expenditure in 2010 was for acquisition of a motor vehicle in second quarter 2010. The expenditure in 2009 was for purchase of new equipment.

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

Tabular Disclosure of Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2010.

	Payment Due by Period
		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	3-5 years	5 years
Operating lease obligations	$359	216	36	7	$-
Advertising obligations	134	134	-	-	-
Total contractual obligations	$393	350	36	7	$-

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Chinese Renminbi, could adversely affect our financial results. During the third quarter ended September 30, 2010, all of our sales were denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in US. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of September 30, 2010, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first three fiscal quarters of 2010 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the Risk Factors previously disclosed in the Company’s Form 10-K for its fiscal year ended December 31, 2009.

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

CHINA 3C GROUP

Date: November 15, 2010	By:	/s/ Zhenggang Wang
Name: Zhenggang Wang
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 15, 2010	By:	/s/ Jian Zhang
Name: Jian Zhang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).