Form 10-K
period 2010-12-31
China 3C Group
filed 2011-05-18
CIK 1076784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the 44,861,327 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $13,458,398 as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $0.30 per share, as reported on the OTC Bulletin Board.

As of May 17, 2011, there were 58,511,327 shares of the registrant’s common stock outstanding.

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

PART I

ITEM 1. BUSINESS

Overview

China 3C Group (including our subsidiaries unless the context indicates otherwise, the “Company”, “China 3C,” “China 3C Group,” “we,” or “us”) was incorporated on August 20, 1998 under the laws of the State of Nevada. Before July 2009, we were only engaged in the resale and distribution of third party products and generated 100% of our revenue from resale of items such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPods, electronic dictionaries, CD players, radio Walkmans and audio systems. On July 6, 2009, we acquired Jinhua Baofa Logistic Ltd. (“Jinhua”).  At that point, we started providing transportation logistics services to businesses in Eastern China.

In 2007 we began operating under a “store in store” business model. As of December 31, 2010 we established and operated 821 “stores in stores.”  We operate under the brand names Hangzhou Wang Da, Yiwu YongXin, Shanghai Joy & Harmony and Hangzhou Sanhe. The “store in store” business operation model resulted in expanded marketing channels, thus, positively stimulated the growth of sales in 2007 and 2008. However, starting in 2009, we had declining sales under the “stores in stores” model due to increased competition from direct stores and large department stores as well as the impact of the economic slow down. Therefore, we decided to open direct stores and franchises. As of December 31, 2010, Zhejiang has three direct and two franchise stores in operation.

On July 6, 2009, China 3C and its subsidiary Zhejiang (as defined below) and Yiwu (as defined below) acquired 100% of Jinhua. Jinhua provides transportation logistics services to businesses.

Under the stores in stores model, we distribute our products mainly via so-called concessionaire agreements with larger department stores, supermarkets, large electronics retail stores, and other retailers. The retail distribution of many products in China, including those we sell, is conducted through the concessionaire model. Under this model, companies such as China 3C own their own outlets within larger stores and in so doing assume responsibility for most financial and operational aspects of those outlets including capital cost, inventory, wages, selection, pricing, and general management. Our retail partners are compensated via margin they earn on the products we sell. This model is similar to that employed by many department stores in the US. However, this model is different from the model found at large electronic retailers like Best Buy and general retailers like Wal-Mart. We have found that many investors are curious as to why the model in China differs from the one found in the US. We believe the main reasons are:

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

Organizational Structure
(All dollar amounts in thousands)

China 3C was incorporated on August, 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited (“CFDL”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang Yong Xin Digital Technology Company Limited (“Zhejiang”), Yiwu Yong Xin Communication Limited (“Yiwu”), Hangzhou Wandda Electronics Company Limited (“Wang Da”), Hangzhou Sanhe Electronic Technology, Limited (“Sanhe”), and Shanghai Joy & Harmony Electronic Development Company Limited (“Joy & Harmony”) were incorporated under the laws of the Peoples Republic of China (“PRC” or “China”) on July 11, 2005, July 18, 1997, March 30, 1998, April 12, 2004, and August 25, 2003, respectively. China 3C owns 100% of CFDL and CFDL own 100% of the capital stock of Joy & Harmony and Sanhe. Until August 14, 2007, when it made the change to its ownership structure described in the next paragraph in order to comply with certain requirements of PRC law, CFDL owned 100% of the capital stock of Zhenjiang. Zhejiang owns 90% and Yiwu owns 10% of Wang Da. Zhejiang owns 90% and Wang Da owns 10% of Yiwu. On March 10, 2009 Zhejiang set up a new operating entity, Hangzhou Letong Digital Technology Co., Ltd. (“Letong”) to establish an electronic retail franchise operation for China 3C Group. On July 6, 2009, Zhejiang and Yiwu acquired Jinhua. Jinhua was incorporated under the laws of PRC on December 27, 2001.

On December 21, 2005, CFDL became a wholly owned subsidiary of China 3C through a merger with a wholly owned subsidiary of the Company (the “Merger Transaction”). China 3C acquired all of the issued and outstanding capital stock of CFDL pursuant to a Merger Agreement dated at December 21, 2005 by and among China 3C, XY Acquisition Corporation, CFDL and the shareholders of CFDL (the “Merger Agreement”). Pursuant to the Merger Agreement, CFDL became a wholly owned subsidiary of China 3C and, for the CFDL shares, China 3C issued 35,000,000 shares of its common stock to the shareholders of CFDL, representing 93% of the issued and outstanding capital stock of China 3C at that time and cash of $500. On August 15, 2007, to comply with the requirements of PRC law, the Company recapitalized its ownership structure. As a result, instead of CFDL owning 100% of Zhejiang as previously was the case, CFDL entered into contractual agreements with Zhejiang whereby CFDL owns a 100% interest in the revenues of Zhejiang. CFDL does not have an equity interest in Zhejiang, but is deemed to have all the economic benefits and liabilities by contract. Under this structure, Zhejiang is now a wholly foreign owned enterprise (WOFE) of CFDL. The contractual agreements give CFDL and its equity owners an obligation to absorb any losses, and rights to receive revenue. CFDL will be unable to make significant decisions about the activities of Zhejiang and can not carry out its principal activities without financial support. These characteristics as defined in FASB ASC Topic 810, Consolidation of Variable Interest Entities (VIEs), qualifies the business operations of Zhejiang to be consolidated with CFDL and ultimately with China 3C.

On August 3, 2006, Capital acquired a 100% interest in Sanhe for a cash and stock transaction valued at approximately $8,750. The consideration consisted of 915,751 newly issued shares of the Company’s common stock and $5,000 in cash.

On November 28, 2006, Capital acquired a 100% interest in Joy & Harmony for a cash and stock transaction valued at approximately $18,500. The consideration consisted of 2,723,110 shares of the Company’s common stock and $7,500 in cash.

On July 6, 2009, China 3C’s subsidiaries, Zhejiang and Yiwu acquired Jinhua, a company organized under the laws of the PRC. Zhejiang acquired 90% and Yiwu acquired 10% of the entire equity interests in Jinhua from the shareholders of Jinhua for a purchase price of RMB 120,000,000 ($17,500) in cash.

Yiwu, Wangda, Sanhe, Joy & Harmony are engaged in the business of resale and distribution of third party products and generate approximately 100% of their revenue from resale of items such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPod, electronic dictionaries, CD players, radios, Walkmans, and audio systems. We sell and distribute products through retail stores and secondary distributors. We operate most of our retail operations through our “store in store” model. Under this model, the Company leases space in major department stores and retailers. Leasing costs can vary based on a percentage of sales, or can be fixed. In 2010, 2009 and 2008, all of our stores in stores leases were variable based on sales.

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

               Our corporate structure as of December 31, 2010 is as follows:

Our Business

Information About Our Segments

During fiscal 2010, we operated in five reportable segments:

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

Yiwu Yong Xin Telecommunication Company, Limited (“Yiwu”)

Yiwu is an authorized sales agent, focusing on the selling, circulation and modern logistics of fax machines and cord phone products in China. Yiwu mainly distributes Philips fax machines and China’s local brands Feng Da and CJT fax machines. Yiwu sells its products through retail “stores in stores” in major department stores throughout the Huadong Region of China (consisting of the Chinese provinces of Zhejiang, Jiangsu and Anhui). Yiwu had 211 retail locations in 2010. Yiwu contributed 12.6% of the Company’s revenue in 2010.

The five largest suppliers and customers of Yiwu for 2010 are as follows:

Top 5 suppliers	Top 5 customers
Yiwu are Fengda Technology Company Limited	Zhejiang Suning Appliance Company Limited
Ninbo Zhongxun Electronics Company Limited	Shanghai Suning Appliance Company Limited
Shanghai Zhongfang Electronics Company Limited	Suning Appliance Company Limited
Hangzhou Senruida Trade Company Limited	Yongle China Appliance Company Limited
Shanghai Hongyi Office Supplies Company Limited	Shanghai GOME Electrical Appliances Limited

The top five suppliers contributed 84.2% of purchases of Yiwu in 2010 and the top five customers contributed 32.9% of revenue of Yiwu in 2010.

Yiwu has a diverse customer base and, the loss of any single customer is not expected to have a material adverse affect on its business and operations. Yiwu did not spend a material amount of money on research and development in 2010.

The main competitors of Yiwu are Hangzhou Xinfeng Office Equipment Co, Ltd., Hangzhou Sihai Office Equipment Co, Ltd. and Shanghai Xunbo Office Equipment Co, Ltd.

Hangzhou Wang Da Electronics Company, Limited (“Wang Da”)

Wang Da is an authorized sales agent focusing on the selling, circulation and modern logistics of cell phones, cell phone products, IT products (including notebook or laptop computers), and digital products (including digital cameras, digital camcorders, MP3 players, PDAs, flash disks, and removable hard disks) in China. Wang Da mainly distributes its products through retail “stores in stores” located in major department stores throughout the “Huadong” region of China (consisting of the Chinese provinces of Zhejiang, Jiangsu and Anhui). Wang Da had 215 retail locations in 2010. Wang Da contributed 28.5% of the Company’s revenue in 2010.

The five largest suppliers and customers for Wang Da in 2010 are as follows:

Top 5 suppliers	Top 5 customers
Shenzhen Tianyin Telecommunication Company Limited	Zhejiang Suning Appliance Company Limited
Hangzhou Weihua Telecommunication Company Limited	Shanghai Jiadeli Supermarket Group
Hangzhou Tianchen Digital Telecommunication Company Limited	Shanghai Guangda Comunication Terminal Products Sales Company Limited
Hangzhou Liandong Telecommunication Equipment Company Limited	Suzhou Meijia Supermarket Group
Shanghai Post&Telecom Appliances Company (Hangzhou)	Huarun Vanguard Supermarket (Zhejiang) Company Limited

The five largest suppliers contributed 60.9% of the purchases of Wang Da in 2010 and the five largest customers contributed 15.7% of revenue of Wang Da in 2010.

Wang Da has a diverse customer base and the loss of any single customer is not expected to have a material adverse affect on the Company’s business and operations. Wang Da did not spend a material amount of money on research and development and did not have a significant backlog as of December 31, 2010.

The main competitors of Wang Da include Telephone World, Hangzhou Yindun, Shanghai Guangda, Changjiang Tianyin and Hangzhou Zhenghua. Additionally, there are Ningbo Haishu and Zhongyu. Wang Da has many years of experiences in mobile phone sales. Wang Da has a wide distribution network in Zhejiang, Shanghai, Jiangsu and other regions. These competitors use a variety of business models such as “store in stores”, free standing stores and distribution channels. The competitors have smaller scale of operation and smaller distribution regions compared to Wang Da. Therefore, these competitors typically have only a fraction of our sales.

Hangzhou Sanhe Electronic Technology Limited (“Sanhe”)

Sanhe is a home electronics retail chain in Eastern China, headquartered in HangZhou City. In 2010, it had 210 retail “store in stores” in Shanghai City, Zhejiang Province and Jiangsu Province. Sanhe specializes in the sale of home electronics, including air conditioners, audio systems, speakers, DVD players and TV. Sanhe contributed 27.7% of the Company’s revenue in 2010.

The five largest suppliers and customers for Sanhe in 2010 are as follows:

Top 5 suppliers	Top 5 customers
Hangzhou Xietong Trade Company Limited	Lianhua Supermarket Group
Zhejiang Zhuocheng Digital Electronics Company Limited	Hangzhou Lianhua Huashang Group
Shanghai Haier Industrial and Trade Company	Shanghai Lotus Supercenter
Shenzhen Chuangwei-RGB Electronics Company	Jiangsu Times Supermarket Company Limited
TCL Electronics Company Limited	Huarun Vanguard Supermarket (Zhejiang) Company Limited

The five largest suppliers contributed 68.8% of the purchases of Sanhe in 2010 and the top five customers contributed 31.9% of revenue of Sanhe in 2010.

Sanhe has a diverse customer base and, the loss of any one customer would not likely have an adverse effect on the Company’s sales.  The Company did not spend a material amount of money on research and development, and did not have a significant backlog as of December 31, 2010.

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

Shanghai Joy & Harmony Electronics Company Limited (“Joy & Harmony”)

Joy & Harmony is a consumer electronics retail chain in Eastern China. It had 196 retail locations in Shanghai City and Jiangsu Province in 2010. Joy & Harmony specializes in the sale of consumer electronics, including MP3 players, MP4 players, iPods, electronic dictionaries, CD players, radios, Walkmans, audio systems and speakers. The company is the authorized sales agent for well-known manufacturers in China, including Tecsun Radio and Changhong ZARVA. Joy & Harmony contributed 23.5% of the Company’s revenue in 2010.

The five largest suppliers and customers for Joy & Harmony in 2010 are as follows:

Top 5 suppliers	Top 5 customers
SONY (China) Company Limited (Shanghai)	Shanghai Xinzehui Digital Technology Company Limited
Shanghai Ganshun Trade Company Limited	Shanghai Sanmen Tesco Company Limited
Huaqi Information Digital Technology Company Limited (Shanghai)	Shanghai Jiading Tesco Company Limited
Shanghai Caitong Digital Technology Company Limited	Shanghai Jinshan Tesco Company Limited
Shanghai Bohui Electronics Company Limited	Suzhou Auchan Supermarket Company Limited

The five largest suppliers contributed 65.2% of the purchases of Joy & Harmony in 2010and the top five customers contributed 3.7% of revenue of Joy & Harmony in 2010.

As a retailer with hundreds of locations, the Company is not reliant on any one customer or on a few customers. The loss of any one customer would not likely have an adverse effect on Joy & Harmony’s sales. Joy & Harmony did not have any material backlog of orders at December 31, 2010. Joy & Harmony did not spend a material amount of money on research and development in 2010.

The main competitors of Joy & Harmony include Zhejiang Yifeng Technology Co., Ltd, Shanghai Yuanmai Trade Co, Ltd and Shanghai Like Digital Technology Co, Ltd. Joy & Harmony has a large number of retail locations compared to its competitors. In addition, Joy & Harmony has built good relationships with suppliers of well-known brands such as Apple, Sony, Meizu, Tecsun and Aigo.

Jinhua Baofa Logistic Litmited (“Jinhua”)

Jinhua has been in operation since 2001. Jinhua transports electronics, machinery and equipment, metal products, chemical materials, garments and handcrafted goods for businesses in the Eastern China region in which China 3C operates, such as Shanghai, Hangzhou and Nanjing. Jinhua contributed 7.2% of revenue to the Company in 2010.

The five largest vendors and customers for Jinhua in 2010 are as follows:

Top 5 suppliers	Top 5 customers
Zhejiang Sheng Tong Logistic Company Limited	Xiamen Shida Transportation Company Limited
Hangzhou Shenzhou Transportation Company Limited	Guangzhou Shuntong Transportation Company Limited
Shanghai Sheng Hui Transportation Company Limited	Wuhan Tianda Express Company Limited
Shanghai Hong Wei Transportation Company Limited	Fuzhou Zhilian Logistics Company Limited
Jiaxingshi Guohong Vehicle Transportation Company Limited	Suzhou Auchan Supermarket Company Limited Zhuhai Zhijie Express Company Limited

The five largest vendors contributed to 34.0% of direct cost of Jinhua in 2010 and the top five customers contributed 8.3% of revenue of Jinhua in 2010.

The main competitors of Jinhua include Hangzhou Hongrun Transportation Co., Ltd, Hangzhou Tianzhao Logistics Co., Ltd, Hangzhou Huishen Logistics Co., Ltd, Terry Logistics Group Co., Ltd, Shanghai Yanfu Logistics Co., Ltd, Shanghai Zhicheng Logistics Co., Ltd and Shanghai Jiaje Express Co., Ltd.

Intellectual Property

We consider our logos important to our business.  We applied to register 10 logos with the State Administration of Industry and Commerce in China in 2007 and are currently awaiting the administration’s approval.

Seasonality and Quarterly Fluctuations

Our businesses experience fluctuations in quarterly performance. Traditionally, the first quarter has a greater amount of sales reflected by our electronics business due to the New Year holidays in China occurring during that period. Nevertheless, at times, China can experience particularly inclement weather in January and February which can disrupt the Company’s supply chain management systems. As our business model is to operate only on several days of inventory, the effects of such weather disruptions can be severe in certain years.

Working Capital

We fund our business operations through a combination of available cash and equivalents, short-term investments and cash flows generated from operations. We believe our currently available working capital, primarily cash from operations, is adequate to execute our current business plan.

Customers

We do not have a significant concentration of sales to any individual customer and, therefore, the loss of any one customer would not have a material impact on our business. No single customer has accounted for 10% or more of our total revenue in 2010 and 2009.

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

Research and Development

We have not engaged in any material research and development activities during the past two fiscal years.

Environmental Matters

We are subject to China’s National Environmental Protection Law, as well as a number of other national and local laws and regulations regulating air, water and noise pollution and setting pollutant discharge standards. We believe that all our operations are in material compliance with all applicable environmental laws. We did not incur any costs to comply with environmental laws in 2010 and 2009.

Employees

The Company currently has 2,271 employees, all of which are full time employees located in China. Zhejiang has 52 employees, Yiwu has 297 employees, Wang Da has 525 employees, Sanhe has 521 employees, Joy & Harmony has 352 employees and Jinhua has 524 employees.

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

Non-performance by our suppliers may adversely affect our operations by delaying delivery or causing delivery failures, which may negatively affect demand, sales and profitability.  We purchase various products from our suppliers.  We would be materially and adversely affected by the failure of our suppliers to perform as expected.  We could experience delivery delays or failures caused by production issues or delivery of non-conforming products if its suppliers failed to perform, and we also face these risks in the event any of its suppliers becomes insolvent or bankrupt.

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

If we are unable to successfully integrate the businesses we acquire, our ability to expand our product offerings and geographic reach may be significantly limited. In order to expand our product offerings and grow our customer base by reaching new customers through expanded geographic coverage, we may continue to acquire businesses we believe are complimentary to our growth strategy. Acquisitions involve numerous risks, including difficulties in the assimilation of acquired operations, loss of key personnel, distraction of management’s attention from other operational concerns, failure to maintain supplier relationships, inability to maintain goodwill of customers from acquired businesses, and the inability to meet projected financial results that supported how much was paid for the acquired businesses.

Our business will be harmed if we are unable to maintain our supplier alliance agreements with favorable terms and conditions. We have certain exclusive licensing/distribution agreements with key suppliers in a number of product categories in the Eastern China area, in particular Zhejiang and Jiangsu province and Shanghai City. Our business will be harmed if we are unable to maintain these favorable agreements or are limited in our ability to gain access to additional like agreements with our key suppliers.

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

Rapid and substantial growth is the key to our overall strategy, if we are unable to manage our growth profitably and effectively, we may incur unexpected expenses and be unable to meet our financial and customer obligations. For us to meet our financial objectives we will need to expand our operations to achieve necessary market share. We cannot be certain that our IT infrastructure, financial controls, systems, and processes will be adequate to support our expansion. Our future results will depend on the ability of our officers and key employees to manage changing business conditions in administration, reporting, controls, and operations.

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

If we are unable to maintain existing supplier relationships or form new ones, our business and financial condition may suffer. We rely on our current suppliers along with new suppliers to provide us access to competitive products for resale. If we are unable to gain access to suppliers with needed product on favorable terms our business may be negatively impacted.

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

Certain political and economic considerations relating to China could adversely affect our company.  China is transitioning from a planned economy to a market economy. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the Chinese economy still operates under five-year and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in China’s economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations, or the official interpretation thereof, which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of additional restrictions on currency conversion.

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

Due to various restrictions under PRC laws on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our stockholders.  The Wholly Foreign Owned Enterprise Law (1986), as amended and The Wholly Foreign Owned Enterprise Law Implementing Rules (1990), as amended, contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises, such as Zhejiang, Wang Da and Joy & Harmony, may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, Zhejiang, Wang Da and Joy & Harmony are required to set aside a certain amount of any accumulated profits each year (a minimum of 10%, and up to half of its registered capital), to fund certain reserve funds. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC.  If we ever determine to pay a dividend, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of such dividends from the profits of Zhejiang, Wang Da and Joy & Harmony.

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

Convertibility of foreign exchange for capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

Our wholly owned subsidiaries, Zhejiang, Wang Da and Joy & Harmony are FIEs to which the Foreign Exchange Control Regulations are applicable. There can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future.

Between 1994 and 2004, the exchange rate for RMB against the US dollar remained relatively stable, most of the time in the region of RMB8.28 to US$1.00. However, in 2005, the Chinese government announced it would begin pegging the exchange rate of the RMB against a number of currencies, rather than just the US dollar. As our operations are primarily in China, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues, financial condition and the value of our common stock. For example, to the extent that we need to convert US dollars into RMB for our operations, appreciation of this currency against the US dollar could have a material adverse effect on our business, financial condition, results of operations and the value of our common stock. Conversely, if we decide to convert our Renminbi into US dollars for the purpose of declaring dividends on our common stock or for other business purposes and the US dollar appreciates against the RMB, the US dollar equivalent of our earnings from our subsidiaries in China would be reduced.

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

 Risks Associated With Our Common Stock

There is a limited public market for our common stock. There is currently a limited public market for the common stock. Holders of our common stock may, therefore, have difficulty selling their common stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of common stock will be able to be sold without incurring a loss. Any such market price of the common stock may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the common stock in the future. Further, the market price for the common stock may be volatile depending on a number of factors, including business performance, industry dynamics, news announcements or changes in general economic conditions.

Our common stock may be deemed penny stock with a limited trading market. Our common stock is currently listed for trading in the OTC Bulletin Board (“OTCBB”), which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the “penny stock rules” adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules,” investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the OTCBB, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

     The Company does not own any real estate properties; all of our properties are leased. The lease terms are as follows:

Yiwu

1.	Yiwu headquarter office: (Aug. 2010 - Aug. 2011).

2.	Shanghai Warehouse: (Feb. 2011 – Feb. 2012).

3.	Wenzhou Apartments: (June 2010 –June 2011).

Wang Da

1.	Nanjing Office: (May 2010- May 2011).

2.	Shanghai Apartments: (Mar. 2011 - Mar 2012).

3.	Hangzhou Office: (Feb. 2011 – Feb. 2012).

4.	Ningbo Apartments: (Mar. 2011 - Mar 2012).

Sanhe

1.	Hangzhou warehouse: (May 2009 - May 2014).

2.	Hangzhou Office: (Aug. 2006 - Aug. 2011).

3.	Wuxi Office: (Sep. 2010 – Sep. 2011).

4.	Shanghai Office: (Apr. 2011 – Apr. 2012).

Joy & Harmony

1.	Shanghai Wuxi Tower office: (Sep. 2010 – Aug. 2011).

Jinhua

1.	Hangzhou office and warehouse: (May 2011 – Apr. 2012).

2.	Parking lot: (Sep. 2010 - Aug. 2011).

3.	Airport parking: (Sep. 2010 – Aug. 2011).

4.	Various leases for parking, warehouse, distribution and dorm. Lease terms ranges from three months to two years.

The Company believes its leased spaces are adequate and suitable to maintain and develop its business operations.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTCBB under the symbol “CHCG.OB.” The following table sets forth the range of quarterly high and low closing bids of the common stock as reported during the years ending December 31, 2009 and December 31, 2010 and through May 17, 2011:

	Low Bid*	High Bid*
2009
Quarter ended March 31	$0.43	$1.08
Quarter ended June 30	$0.74	$1.72
Quarter ended September 30	$0.55	$0.92
Quarter ended December 31	$0.40	$0.84

2010
Quarter ended March 31	$0.44	$0.58
Quarter ended June 30	$0.30	$0.47
Quarter ended September 30	$0.22	$0.29
Quarter ended December 31	$0.20	$0.37

2011
Quarter ended March 31	$0.15	$0.24
April 1, 2011 – May 17, 2011	$0.09	$0.15

*	The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Stockholders

As of the close of business on May 17, 2011, there were approximately 91 holders of record of the Company’s common stock. However, we believe there are additional beneficial owners of our common stock who own their shares in “street name.”

Dividends

The Company did not pay any dividends during 2008, 2009 and 2010. The Company has no plans to declare cash dividends on its common stock in the future. If the Company ever determines to pay a dividend, it may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency from the PRC for the payment of such dividends from the profits of its operating subsidiaries in China.  Please see additional discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition, Liquidity and Capital Resources.

Equity Compensation Plan Information

On January 15, 2009, the Company’s Board of Directors (“BOD” or “Board”) adopted the China 3C Group 2008 Omnibus Securities and Incentive Plan (the “2008 Plan”).  The 2008 Plan provides for the granting of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant.  Under the 2008 Plan 2,000,000 shares of the Company’s common stock were initially available for issuance for awards.  Each award shall remain exercisable for a term of ten (10) years from the date of its grant. The price at which a share of common stock may be purchased upon exercise of an option shall not be less than the closing sales price of the common stock on the date such option is granted.  The 2008 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it is adopted by the Board. As of April 28, 2011, 2,728 shares of the Company’s common stock were available for issuance of awards.

On March 3, 2011, the Company’s BOD adopted the China 3C Group 2011 Restricted Stock Plan (the “2011 Plan”).  The 2011 Plan provides for the granting of restricted stock awards to employees, directors and consultants of the Company and the employees, directors and consultants of the Company’s affiliates. Under the 2011 Plan 3,000,000 shares of the Company’s common stock were initially available for issuance for awards.  The 2011 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it is adopted by the Board. As of April 28, 2011, 2,000,000 shares of the Company’s common stock were available for issuance of awards.

Securities authorized for issuance under equity compensation plans

The following is a summary of all of our equity compensation plans as of May 17, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Number of restricted stocks to be issued	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
	(a)	(b)	(c)	(d)
Equity Compensation Plans Approved by Securityholders	—	—	—	—
Equity Compensation Plans	1,997,262	1,997,262	$0.74	2,728
Not Approved by Securityholders	-	3,000,000	-	2,000,000

 Repurchase of Securities

We did not repurchase any of shares of our common stock during the fourth quarter of 2010.

Recent Sales of Unregistered Securities

In May and October 2009, the Company issued 1,097,272 and 900,000 shares of common stocks, respectively, under the 2008 Plan, pursuant to two consulting agreements with Zhejiang Hualue Consulting Company Limited and Zhejiang Kehui Company Limited,, each in consideration for three years of consulting services to the Company. The issuance of the shares to each of these consultants under the 2008 Plan was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Regulation S under the Act due to the fact that the offering of the shares was not made in the United States and that each of the investors is a non-U.S. Person (as defined in the Act).

In June 2009, pursuant to an employment agreement, an option to purchase 100,000 shares of common stock of the Company was issued to Mr. Jian Zhang for his service as the Company’s chief financial officer. The issuance of this option to Mr Zhang was exempt from the registration requirements of the Act pursuant to Regulation S under the Act due to the fact that the offering of the options was not made in the United States and that Mr. Zhang is a non-U.S. Person (as defined in the Act).

In December 2009, pursuant to a BOD agreement, and as partial compensation for services rendered, an option to purchase 30,000 shares of common stock of the Company was issued to Mr. Kenneth T. Berents for serving as a director of the Company. The issuance of this option to Mr. Berents was exempt from the registration requirements of the Act pursuant to Section 4(2) under the Act.

On January 17, 2011, pursuant to a Registered Trademark Transfer Agreement with Hangzhou Letu Digital Products Trade Co., Ltd. (“Hangzhou”), 1,080,000 shares of the Company’s common stock was issued to Hangzhou to purchase the registered trademark “Lotour”. The issuance of these shares to Hangzhou was exempt from the registration requirements of the Act pursuant to Regulation S under the Act due to the fact that the offering of the shares was not made in the US and that Hangzhou is a non-US Person (as defined in the Act).

On January 20, 2011, pursuant to a Design and Development Engagement Agreement with Shenzhen Kangdewei Electronics Co., Ltd. (“Kangdewei”), 1,600,000 shares of the Company’s common stock was issued to Kangdewei to design and develop an electronic book product under the brand name “Lotour”. The issuance of these shares to Kangdewei was exempt from the registration requirements of the Act pursuant to Regulation S under the Act due to the fact that the offering of the shares was not made in the US and that Kangdewei is a non-US Person (as defined in the Act).

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

ITEM 6.          SELECTED FINANCIAL DATA

The selected consolidated statement of income and comprehensive income data for the years ended December 31, 2010 and 2009 and the selected consolidated balance sheet data as of December 31, 2010 and 2009 are derived from our audited consolidated financial statements included elsewhere in this Annual Report.

The selected consolidated balance sheet data as of December 31, 2008, 2007 and 2006, and the selected consolidated financial data for the years ended December 31, 2008, 2007 and 2006, are derived from our audited consolidated financial statements not included in this Annual Report.

The following selected consolidated historical financial information should be read in conjunction with our consolidated financial statements and related notes and the information contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

All amounts in thousands of US dollars except for share amounts.

	Year Ended December 31,
	2010	2009	2008	2007	2006
Statements of Operations Data:
Sales, net	$148,354	$208,489	$310,644	$276,027	$148,219

Cost of sales	140,668	187,476	262,003	226,656	125,412
Gross profit	7,686	21,013	48,641	49,371	22,807

General and administrative expenses	32,523	21,621	14,132	13,615	5,545
Income (loss) from operations	(24,837)	(608)	34,509	35,756	17,262

Other (Income) Expense
Interest income	(102)	(109)	(146)	(88)	(31)
Interest expense	-	-	-	-	8
Other income	(5)	(163)	(1,150)	-	-
Other expense	145	163	360	74	101
Total Other (Income) Expense	38	(109)	(936)	(14)	78
Income (loss) before income taxes	(24,875)	(499)	35,445	35,770	17,184

Provision for income taxes	52	714	8,611	12,850	5,908
Net income (loss)	$(24,927)	$(1,213)	$26,834	$22,920	$11,276

Net income per share:
Basic & diluted	$(0.45)	$(0.02)	$0.51	$0.44	$0.24

Weighted average number of shares outstanding:
Basic & diluted	54,831,327	53,867,890	52,673,938	52,671,438	46,179,507

	2010	2009
Balance Sheet Data:
Cash and equivalents	$26,249	$29,908
Working capital	39,140	50,949
Total assets	73,131	94,396
Total liabilities	9,411	7,776
Total shareholders’ equity	63,720	86,620

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

Overview (All dollar amounts in thousands)

China 3C owns 100% of CFDL and CFDL own 100% of the capital stock of Joy & Harmony and Sanhe. Until August 14, 2007, when it made the change to its ownership structure described in the next paragraph in order to comply with certain requirements of PRC law, CFDL owned 100% of the capital stock of Zhenjiang. Zhejiang owns 90% and Yiwu owns 10% of Wang Da. Zhejiang owns 90% and Wang Da owns 10% of Yiwu. On March 10, 2009 Zhejiang set up a new operating entity, Hangzhou Letong Digital Technology Co., Ltd. (“Letong”) to establish an electronic retail franchise operation for China 3C Group. On July 6, 2009, Zhejiang and Yiwu completed the acquisition of Jinhua Baofa Logistic Ltd (“Jinhua”).  Jinhua was incorporated under the laws of PRC on December 27, 2001.

On December 21, 2005, CFDL became a wholly owned subsidiary of China 3C through a merger with a wholly owned subsidiary of the Company (the “Merger Transaction”). China 3C acquired all of the issued and outstanding capital stock of CFDL pursuant to a the Merger Agreement dated at December 21, 2005 by and among China 3C, XY Acquisition Corporation, CFDL and the shareholders of CFDL (the “Merger Agreement”). Pursuant to the Merger Agreement, CFDL became a wholly owned subsidiary of China 3C and, in exchange for the CFDL shares, China 3C issued 35,000,000 shares of its common stock to the shareholders of CFDL, representing 93% of the issued and outstanding capital stock of China 3C at that time and cash of $500. On August 15, 2007, to comply with the requirements of PRC law, the Company recapitalized its ownership structure. As a result, instead of CFDL owning 100% of Zhejiang as previously was the case, CFDL entered into contractual agreements with Zhejiang whereby CFDL owns a 100% interest in the revenues of Zhejiang. CFDL does not have an equity interest in Zhejiang, but is deemed to have all the economic benefits and liabilities by contract. Under this structure, Zhejiang is now a wholly foreign owned enterprise (WOFE) of CFDL. The contractual agreements give CFDL and its equity owners an obligation to absorb any losses, and rights to receive revenue. CFDL will be unable to make significant decisions about the activities of Zhejiang and can not carry out its principal activities without financial support. These characteristics as defined in FASB ASC Topic 810, Consolidation of Variable Interest Entities (VIEs), qualifies the business operations of Zhejiang to be consolidated with CFDL and ultimately with China 3C.

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

On July 6, 2009, China 3C’s subsidiaries, Zhejiang and Yiwu completed acquisition of Jinhua, a company organized under the laws of the PRC. Zhejiang acquired 90% and Yiwu acquired 10% of the entire equity interests in Jinhua from the shareholders of Jinhua for a purchase price of RMB 120,000 ($17,500) in cash.

Yiwu, Wangda, Sanhe, Joy & Harmony are engaged in the business of resale and distribution of third party products and generates approximately 100% of its revenue from resale of items such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPod, electronic dictionaries, CD players, radios, Walkmans, and audio systems. We sell and distribute products through retail stores and secondary distributors. We operate most of our retail operations through our “store in store” model. Under this model, the Company leases space in major department stores and retailers. Leasing costs can vary based on a percentage of sales, or can be fixed. In 2010 and 2009, all of our stores in stores leases were variable based on sales.

In 2009, Zhejiang started establishing direct electronic retail stores and franchise operation. As of December 31, 2010, the Company has two franchise stores and three direct retail stores in operation, all of which are located in Zhejiang province. For the years ended December 31, 2010 and 2009, the direct stores and franchise stores had revenue of $138 and $258. The direct store and franchise operation is still in the early stage and does not represent a significant part of our business as of December 31, 2010.

Following the acquisition of Jinhua, the Company began providing logistic service to businesses in addition to its traditional business of resale and distribution of third party products such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPods, electronic dictionaries, CD players, radio Walkmans and audio systems.

Results of Operations

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

Reportable Operating Segments

The Company reports financial and operating information in the following five segments:

a)	Yiwu Yong Xin Telecommunication Company, Limited or “Yiwu”

b)	Hangzhou Wang Da Electronics Company, Limited or “Wang Da”

c)	Hangzhou Sanhe Electronic Technology Limited or “Sanhe”

d)	Shanghai Joy & Harmony Electronics Company Limited or “Joy & Harmony”

e)	Jinhua Baofa Logistic Limited or “Jinhua”

a)	Yiwu Yong Xin Telecommunication Company, Limited or “Yiwu”

Yiwu focuses on the selling, circulation and modern logistics of fax machines and cord phone products.

All amounts, except percentage of revenues, in thousands of US dollars.

	Year Ended December 31,		Percentage
Yiwu	2010	2009	Change
Revenue	$18,738	$42,064	(55.4)%
Gross Profit	$815	$2,818	(71.1)%
Gross Margin	4.4%	6.7%	(2.3)%
Operating (Loss)	$(2,456)	$(612)	(301.3)%

For the year ended December 31, 2010, Yiwu generated revenue of $18,738, a decrease of $23,326 or 55.4% compared to $42,064 for the year ended December 31, 2009. Gross profit decreased $2,003 or 71.1% from $2,818 for the year ended 2009 to $815 for the year ended 2010. Such decrease in revenue was primarily due to the shrinking market in office communication products. The decrease in revenue was also a result of closing 73 stores in stores in 2010. Operating losses was $2,456 in 2010; operating loss increased $1,844 or 301.3% compared to $612 in 2009. The increase in operating losses was primarily a result of higher labor cost and management fees paid to department stores as a percentage of sales.

Gross profit margin decreased from 6.7% in 2009 to 4.4% in 2010, a decrease of 2.3%. Such decrease is primarily due to the more competitive fax machines and telephone market in China compared to 2009. To maintain market share, we had to launch more promotions which negatively affected our gross margin. In addition, purchase rebate paid to suppliers, accounted for as an addition to cost of sales, as a percentage of sales increased in 2010, which led to lower gross margin of Yiwu.

b)	Hangzhou Wang Da Electronics Company, Limited or “Wang Da”

Wang Da focuses on the selling, circulation and modern logistics of cell phones, cell phones products, and digital products, including digital cameras, digital camcorders, PDAs, flash disks, and removable hard disks.

All amounts, except percentage of revenues, in thousands of US dollars.

	Year Ended December 31,		Percentage
Wang Da	2010	2009	Change
Revenue	$42,278	$57,432	(26.4)%
Gross Profit	$2,205	$5,288	(58.3)%
Gross Margin	5.2%	9.2%	(4.0)%
Operating (Loss)	$(3,156)	$(262)	(1,104.6)%

For the year ended December 31, 2010, Wang Da generated revenue of $42,278, a decrease of $15,154 or 26.4% compared to $57,432 for the year ended December 31, 2009. Gross profit decreased $3,083 or 58.3% from $5,288 for the year ended 2009 to $2,205 for the year ended 2010. The decrease in revenue was primarily due to increased competition from government-owned large telecommunication service providers. Telecommunication service providers opened their direct operating stores to sell communication products. The number of electronics stores opened in the same area where Wang Da’s stores are located has increased in 2010. These government-owned companies also launched promotions such as “free phone with service contract” which drove the Wang Da’s revenue further down. Operating losses was $3,156 in 2010, increased $2,894 or 1,104.6% compared to operating loss of $262 in 2009. The increase in operating losses was primarily a result of higher labor cost and management fees paid to department stores as a percentage of sales.

Gross profit margin decreased from 9.2% in 2009 to 5.2% in 2010. The decrease was due to lower unit price of old model mobile phones as a result of the introduction of the 3G phones.

c)	Hangzhou Sanhe Electronic Technology Limited or “Sanhe”

Sanhe focuses on the selling, circulation and modern logistics of home electronics, including DVD players, audio systems, speakers, televisions and air conditioners.

All amounts, except percentage of revenues, in thousands of US dollars.

	Year Ended December 31,		Percentage
Sanhe	2010	2009	Change
Revenue	$41,044	$51,674	(20.6)%
Gross Profit	$3,043	$6,916	(56.0)%
Gross Margin	7.4%	13.4%	(6.0)%
Operating (Loss)	$(4,122)	$(741)	(456.3)%

For the year ended December 31, 2010, Sanhe generated revenue of $41,044, a decrease of $10,630 or 20.8% compared to $51,674 for the year ended December 31, 2009. Gross profit decreased $3,873 or 56.0% from $6,916 for the year ended 2009 to $3,043 for the year ended 2010. The decrease in revenue was primarily due to the shrinking market in DVD players and small home electronics as well as the closing of 11 stores in 2010. Operating losses was $4,122 in 2010, increased $3,381 or 456.3% compared to $741 in 2009. The increase in operating losses was primarily a result of higher labor cost and management fees paid to department stores as a percentage of sales.

Gross profit margin decreased from 13.4% in 2009 to 7.4% in 2010. The decrease in gross profit and operation income was primarily due to the change in sales revenue mix. Due to the lesser sales of DVD players and other small home electronics, we increased sales volume of TV sets, which has a lower margin, to maintain the market share. Therefore, gross margin for Sanhe decreased in 2010.

Goodwill Impairment

We recorded non-cash goodwill impairment charge of $1,347 for the year ended December 31, 2010 to reduce the carrying amount of Sanhe’s goodwill to its estimated fair value based upon the impairment test conducted during the fourth quarter of 2010. For further discussion of goodwill impairment charges see Note 2 – “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Impairment of Goodwill” to the Consolidated Financial Statements.

d)	Shanghai Joy & Harmony Electronics Company Limited or “Joy & Harmony”

Joy & Harmony focuses on the selling, circulation and modern logistics of consumer electronics, including MP3 players, MP4 players, iPod, electronic dictionary, radios, and Walkman.

All amounts, except percentage of revenues, in thousands of US dollars.

	Year Ended December 31,		Percentage
Joy & Harmony	2010	2009	Change
Revenue	$34,926	$51,489	(32.2)%
Gross Profit	$139	$4,250	(96.7)%
Gross Margin	0.4%	8.3%	(7.9)%
Operating Income (Loss)	$(3,151)	$1,012	(411.4)%

For the year ended December 31, 2010, Joy & Harmony generated revenue of $34,926, a decrease of $16,563 or 32.2% compared to $51,489 for the year ended December 31, 2009. Gross profit decreased $4,111 or 96.7% from $4,250 for the year ended 2009 to $139 for the year ended 2010. The decrease in revenue was primarily due to a more competitive consumer electronics market as well as closing of 22 stores in 2010. The number of electronics stores located in the area where Joy & Harmony’s stores are located has increased in 2010. In addition, many small manufacturers closed down and large manufacturers raised the price of consumer electronics, which forced Joy & Harmony to discontinue some of its products. This caused sales to decline. Operating losses was $3,151 in 2010, a decrease of $4,163 or 411.4% compared to operating income of $1,012 in 2009.

Gross profit margin decreased from 8.3% in 2009 to 0.4% in 2010. The global financial crisis caused many small electronics manufacturers to exit the market and large manufacturers to raise the price of consumer electronics. Therefore, the cost for Joy & Harmony increased, which led to a significant decline in gross margin.

Goodwill Impairment

We recorded non-cash goodwill impairment charge of $8,243 for the year ended December 31, 2010 to reduce the carrying amount of Joy & Harmony’s goodwill to its estimated fair value based upon the impairment test conducted during the fourth quarter of 2010. For further discussion of goodwill impairment charges see Note 2 – “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Impairment of Goodwill” to the Consolidated Financial Statements.

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

All amounts, except percentages of revenues, are in thousands of US dollars.

Jinhua	Year Ended December 31, 2010	For the period from July 1 to December 31, 2009
Revenue	$10,690	$5,573
Gross Profit	$1,402	$1,713
Gross Margin	13.1%	30.7%
Operating Income (Loss)	$(68)	$1,098

Gross margin decreased 17.6% from 30.7% in 2009 to 13.1% in 2010 primarily due to the increased fuel cost. Operating income decreased primarily due to decreased gross margin. Higher operating expenses, in particular, also caused operating income to decrease. The labor cost of Jinhua increased 30% or $1,080 in 2010 due to the mandated government policy as well as higher inflation.

Net sales

Net sales for 2010 totaled $148,354, a year-over-year decrease of $60,135 or 28.8% compared to $208,489 for 2009. The decrease was attributable to the closing of 107 stores in stores in 2010 as well as the increased competition in the electronics market in China.

Percentage of sales

In 2010, the Company earned 68.8% of its sales from its retail operations and 31.2% from its wholesale operations compared to 68.9% from retail operations and 31.1% from wholesale in 2009.

Percentage of sales from retail and wholesale operations for each segment is as follows:

	Yiwu	Wang Da	Sanhe	Joy & Harmony	Total
Retail	66.2%	68.3%	70.1%	70.6%	68.8%
Wholesale	33.8%	31.7%	29.9%	29.4%	31.2%

Cost of Sales

Cost of sales for 2010 totaled $140,668, or 94.8% of net sales compared to $187,476, or 89.9% for 2009. The decrease in the cost of sales was a result of the decrease in sales. The cost of sales as a percentage increased during 2010 primarily due to increased costs of electronics products. The increase in purchase rebate paid to supplier, accounted for as an addition to cost of sales, also contributed to the increase in cost of sales.

Top Ten Suppliers of Each of Our Subsidiaries in 2010

	Yiwu	Wang Da	Sanhe	Joy & Harmony	Jinhua
1	Fengda Technology Company Limited	Shenzhen Tianyin Telecommunication Company Limited	Hangzhou Xietong Trade Company Limited	SONY(China) Company Limited (Shanghai)	Zhejiang Sheng Tong Logistic Company Limited

2	Ninbo Zhongxun Electronics Company Limited	Hangzhou Weihua Telecommunication Company Limited	Zhejiang Zhuocheng Digital Electronics Company Limited	Shanghai Ganshun Trade Company Limited	Hangzhou Shenzhou Transportation Company Limited

3	Shanghai Zhongfang Electronics Company Limited	Hangzhou Tianchen Digital Telecommunication Company Limited	Shanghai Haier Industrial and Trade Company	Huaqi Information Digital Technology Company Limited (Shanghai)	Shanghai Sheng Hui Transportation Company Limited

4	Hangzhou Senruida Trade Company Limited	Hangzhou Liandong Telecommunication Equipment Company Limited	Shenzhen Chuangwei-RGB Electronics Company	Shanghai Caitong Digital Technology Company Limited	Shanghai Hong Wei Transportation Company Limited

5	Shanghai Hongyi Office Supplies Company Limited	Shanghai Post&Telecom Appliances Company (Hangzhou)	TCL Electronics Company Limited	Shanghai Bohui Electronics Company Limited	Jiaxingshi Guohong Vehicle Transportation Company Limited

6	Shanghai Guangdian Equipment Company Limited	Hangzhou Qiuxin Internet Equipment Company Limited	Qingdao Haixin Electronics Limited Hangzhou branch	Shanghai Yiqike Industrial and Trade Company Limited	Guangzhou Shuntong Transportation Company Limited

7	Yiwu Wantong Telecom Equipment Company Limited	Shenzhen Liansheng Technology Company Limited	Shenzhen Asicer Electronics Company Limited	Shanghai Tande Electronics Technology Company Limited	Shanghai Shenghui Transportation Company Limited

8	Jiaxing Yage Electronics Company Limited	Hangzhou Jiuxin Telecommunication Appliances Company Limited	Dongguang Lebang Electronics Limited	Shenzhen Dejing Electronics Company Limited	Hefei Yuan Shun Da Transportation Company Limited

9	Shanghai Huoke Electronics Company Limited	Hangzhou Fuyin Trade Company Limited	Zhejiang Saixin Technology Limited	Chongqing Zhaohua Digital Technology Company Limited	Zhuhai Zhijie Transportation Company Limited

10	Shanghai Rongduo Business Company Limited	Shenzhen Jinfeng Datong Technology Company Limited	Zhongshan Longdi Electronics Limited	Dongguan Gemei Technology Company Limited	Sanming Yunlin Vehicle Transportation Company Limited

Gross Profit Margin

Gross profit margin in 2010 decreased to 5.2% compared to 10.1% in 2009. The gross profit margin decrease was mainly attributed to the fact that many small manufacturers of computers, communication and consumer products exited the market and large manufacturers raised the cost of goods due to the global economic slowdown. In addition, the increased competition led the Company to launch more promotional sales to attract customers. These events caused gross margin to decrease. The decrease in gross margin was also due to the increase in sales rebate paid to suppliers.

Because the Company does not include the costs for its distribution network in cost of sales, its gross profit and gross profit as a percentage of net sales (“gross profit margin”) may not be comparable to those of other retailers that may include distribution costs in cost of sales and in gross profit and gross margin.

General and Administrative Expenses

General and administrative expenses for 2010 totaled $32,523, or 21.9% of net sales, compared to $21,621, or 10.4% of net sales for 2009. General and administration expense increased 50.4% primarily due to a 16.4% increase in labor cost and goodwill impairment of $9,591 charged in 2010.

Income (Loss) from Operations

Operating loss for 2010 was $24,837, or (16.7)% of net sales compared to $608, or (0.3)% of net sales for 2009. Declined sales and gross margin and increased general and administration expenses led to the decline in income from operations.

Provision for income taxes

Provision for income taxes for 2010 was $52, representing year-over-year decrease of 92.7% compared to $714 for 2009. The decrease in income tax expenses was due to Yiwu, Wang Da and Sanhe and Joy & Harmony having net losses in 2010 and therefore not having income tax expenses. Zhejiang was the only subsidiary having net income but the tax expense was not significant. Although Jinhua had net losses, Jinhua paid a small amount of income taxes based on the simplified tax system.

Net Income (loss)

Net loss was $(24,927) or (16.8)% of net sales for 2010 compared to $1,213 or (0.6) % of net sales for 2009. Net income decreased primarily due to a decrease in sales and gross margin and an increase in general administration expenses.

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

The Company reports financial and operating information in the following five segments:

a)	Yiwu Yong Xin Telecommunication Company, Limited or “Yiwu”

b)	Hangzhou Wang Da Electronics Company, Limited or “Wang Da”

c)	Hangzhou Sanhe Electronic Technology Limited or “Sanhe”

d)	Shanghai Joy & Harmony Electronics Company Limited or “Joy & Harmony”

e)	Jinhua Baofa Logistic Limited or “Jinhua”

a)	Yiwu Yong Xin Telecommunication Company, Limited or “Yiwu”

Yiwu focuses on the selling, circulation and modern logistics of fax machines and cord phone products.

All amounts, except percentage of revenues, in thousands of US dollars.

	Year Ended December 31,		Percentage
Yiwu	2009	2008	Change
Revenue	$42,064	$63,370	(33.6)%
Gross Profit	$2,818	$9,978	(71.8)%
Gross Margin	6.7%	15.8%	(9.1)%
Operating Income (Loss)	$(612)	$7,615	(108.0)%

For the year ended December 31, 2009, Yiwu generated revenue of $42,064, a decrease of $21,306 or 33.6% compared to $63,370 for the year ended December 31, 2008. Gross profit decreased $7,160 or 71.8% from $9,978 for the year ended 2008 to $2,818 for the year ended 2009. Operating losses was $612 in 2009, a decrease of $8,227 or 108.0% compared to operating income of $7,615 in 2008. Such decrease in revenue was primarily due to the shrinking market in office communication products. The decrease in revenue was also a result of closing 23 stores in stores in 2009.

Gross profit margin decreased from 15.8% in 2008 to 6.7% in 2009, a decrease of 9.1%. Such decrease is primarily due to of the more competitive fax machines and telephone market in China as compared to 2008. In order to maintain market shares, we had to launch more promotions which negatively affected the gross margin. In addition, sales rebate paid to suppliers as a percentage of sales increased in 2009, which led to lower gross margin of Yiwu.

b)           Hangzhou Wang Da Electronics Company, Limited or “Wang Da”

Wang Da focuses on the selling, circulation and modern logistics of cell phones, cell phones products, and digital products, including digital cameras, digital camcorders, PDAs, flash disks, and removable hard disks.

All amounts, except percentage of revenues, in thousands of US dollars.

	Year Ended December 31,		Percentage
Wang Da	2009	2008	Change
Revenue	$57,432	$102,935	(44.2)%
Gross Profit	$5,288	$16,313	(67.6)%
Gross Margin	9.2%	15.9%	(6.7)%
Operating Income (Loss)	$(262)	$11,527	(102.3)%

For the year ended December 31, 2009, Wang Da generated revenue of $57,432, a decrease of $45,503 or 44.2% compared to $102,935 for the year ended December 31, 2008. Gross profit decreased $11,025 or 67.6% from $16,313 for the year ended 2008 to $5,288 for the year ended 2009. Operating losses was $262 in 2009, a decrease of $8,227 or 102.3% compared to operating income of $11,527 in 2008. The decrease in revenue was primarily due to the high competition from government-owned large telecommunication service providers. Telecommunication service providers started to open their direct operating stores to sell communication products and also launched promotions such as “free phone with service contract” in 2009. In addition, the introduction of 3G phones caused lower demand for the old model mobile phones. Meanwhile, the 3G network is still in the trial period, customers are waiting to upgrade to 3G phones until the 3G network is complete. The decrease in revenue was also attributed to the closing of 42 stores in stores in 2009.

Gross profit margin decreased from 15.9% in 2008 to 9.2% in 2009. The decrease was due to lower unit price of old model mobile phones as a result of the introduction of the 3G phones.

c)           Hangzhou Sanhe Electronic Technology Limited or “Sanhe”

Sanhe focuses on the selling, circulation and modern logistics of home electronics, including DVD players, audio systems, speakers, televisions and air conditioners.

All amounts, except percentage of revenues, in thousands of US dollars.

	Year Ended December 31,		Percentage
Sanhe	2009	2008	Change
Revenue	$51,674	$70,243	(26.4)%
Gross Profit	$6,916	$12,444	(44.4)%
Gross Margin	13.4%	17.7%	(4.3)%
Operating Income (Loss)	$(741)	$7,509	(109.9)%

For the year ended December 31, 2009, Sanhe generated revenue of $51,674, a decrease of $18,569 or 26.4% compared to $70,243 for the year ended December 31, 2008. Gross profit decreased $5,528 or 44.4% from $12,444 for the year ended 2008 to $6,916 for the year ended 2009. Operating losses was $741 in 2009, a decrease of $8,250 or 109.9% compared to operating income of $7,509 in 2008. The increase in revenue was primarily due to the shrinking market in DVD players and small home electronics as well as the closing of 24 stores in 2009.

Gross profit margin decreased from 17.7% in 2008 to 13.4% in 2009. The decrease in gross profit and operating income was primarily due to the change in sales revenue mix. In 2009, due to the lesser sales of DVD players and other small home electronics, sales volume of TV sets, which has a lower margin, comparatively increased. Therefore, gross margin for Sanhe decreased in 2009.

d)           Shanghai Joy & Harmony Electronics Company Limited or “Joy & Harmony”

Joy & Harmony focuses on the selling, circulation and modern logistics of consumer electronics, including MP3 players, MP4 players, iPod, electronic dictionary, radios, and Walkman.

All amounts, except percentage of revenues, in thousands of US dollars.

	Year Ended December 31,		Percentage
Joy & Harmony	2009	2008	Change
Revenue	$51,489	$74,096	(30.5)%
Gross Profit	$4,250	$9,906	(57.1)%
Gross Margin	8.3%	13.4%	(5.1)%
Operating Income	$1,012	$7,406	(86.3)%

For the year ended December 31, 2009, Joy & Harmony generated revenue of $51,489, a decrease of $22,607 or 30.5% compared to $74,096 for the year ended December 31, 2008. Gross profit decreased $5,656 or 57.1% from $9,906 for the year ended 2008 to $4,250 for the year ended 2009. Operating income was $1,012 in 2009, a decrease of $6,394 or 86.3% compared to $7,406 in 2008. The decrease in revenue was primarily due to closing of 12 stores in 2009. In addition, manufacturers have been introducing new products at a slower rate and the old products currently on the market have become out-dated. This has caused the unit price of consumer electronics to drop and sales to decline.

Gross profit margin decreased from 13.4% in 2008 to 8.3% in 2009. The global financial crisis caused many small electronics manufacturers to exit the market and large manufacturers to raise the price of consumer electronics. Therefore, the cost for Joy & Harmony has increased, which led to a significant decline in gross margin.

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

All amounts, except percentages of revenues, are in thousands of US dollars.

Jinhua	For the Period from July 1 to December 31, 2009
Revenue	$5,573
Gross Profit	$1,713
Gross Margin	30.7%
Operating Income	$1,098

Net sales

Net sales for 2009 totaled $208,490, representing a year-over-year decrease of 32.9% compared to $310,645 for 2008. The decrease was attributable to the closing of 101 stores in stores in 2009 as well as the negative effect of global economic slowdown.

Percentage of sales

In 2009, the Company earned 68.9% of its sales from its retail operations and 31.1% from its wholesale operations compared to 68.7% from retail operations and 31.3% from wholesale in 2008.

Percentage of sales from retail operations and wholesale operations for each segment is as follows:

	Yiwu	Wang Da	Sanhe	Joy & Harmony
Retail	68.7%	69.9%	67.6%	69.7%
Wholesale	31.3%	30.1%	32.4%	30.3%

Cost of Sales

Cost of sales for 2009 totaled $187,476, or 89.9% of net sales compared to $262,003, or 84.3% for 2008. The decrease in the cost of sales was a direct result of the corresponding decrease in sales. The cost of sales as a percentage increased during 2009 primarily due to increased costs of electronics products as well as increase in sales rebate paid to suppliers.

Top Ten Suppliers of Each of Our Subsidiaries in 2009

	Yiwu	Wang Da	Sanhe	Joy & Harmony	Jinhua
1	Fengda Technology Company Limited	Shanghai Post & Telecom Appliances Co - Hangzhou	Zhejiang Zhuocheng Digital Electronics Company Limited	Shanghai Ganshun Trade Company Limited	Zhejiang Sheng Tong Logistic Company Limited

2	Hangzhou Shenruida Trade Company Limited	Shenzhen Tianyin Telecommunication Company Limited	Hangzhou Xietong Trade Co., Limited	Huaqi Information Digital Technology Company Limited (aigo) – Shanghai	Shanghai Hong Wei Transportation Company Limited

3	Shanghai Zhongfang Electronics Company Limited	Hangzhou Tianchen Digital Telecommunication Company Limited	Shanghai Haier Industrial and Trade Company	SONY- Shanghai Company Limited	Hangzhou Shenzhou Transportation Company Limited

4	Wenzhou Jingwei Company	Hangzhou Qiuxin Internet Equipment Company Limited	Zhejiang Saixin Technology Limited	Shanghai Jingming Technology Company Limited	Jiaxingshi Guohong Vehicle Transportation Company Limited

5	Ninbo Zhongxun Electronics Company Limited	Hangzhou Weihua Telecommunication Company Limited	Shenzhen Chuangwei-RGB Electronics Company	Shanghai China-tex Electronic System Company Limited	Shanghai Sheng Hui Transportation Company Limited

6	Shanghai Hongyi Office Supplies Company Limited	Hangzhou Chaoyue Telecommunication Company Limited	TCL Electronics Company Limited	Shanghai Caitong Digital Technology Company Limited	Guangzhou Shuntong Transportation Company Limited

7	Shanghai Guangdian Equipment Company Limited	Shenzhen Liansheng Technology Company Limited	Qingdao Haixin Electronics Limited Hangzhou branch	Beijing Broadcom Information Technology Company Limited	Shanghai Shenghui Transportation Company Limited

8	Yiwu Wantong Telecom Equipment Company Limited	Hangzhou Huayu Telecommunication Appliances Company Limited	Dongguang Lebang Electronics Limited	Chongqing Zhaohua Digital Technology Company Limited	Hefei Yuan Shun Da Transportation Company Limited

9	Shanghai Rongduo Business Company Limited	Shenzhen Jinfeng Datong Technology Company Limited	Zhongshan Longdi Electronics Limited	Shanghai Jinling Network Equipment Company Limited	Zhuhai Zhijie Transportation Company Limited

10	Shanghai Huoke Electronics Company Limited	Shenzhen Jiepulin Company Limited	Shenzhen Aosike Electronics Company Limited	Shenzhen Dejing Electronics Company Limited	Sanming Yunlin Vehicle Transportation Company Limited

Gross Profit Margin

Gross profit margin in 2009 decreased to 10.1% compared to 15.7% in 2008. The gross profit margin decrease was mainly attributed to the fact that many small manufacturers of computers, communication and consumer products exited the market and current manufacturers raised the cost of goods due to the global economic slowdown. The decrease in gross margin was also due to the increase in sales rebate paid to suppliers.

Because the Company does not include the costs related to its distribution network in cost of sales, its gross profit and gross profit as a percentage of net sales (“gross profit margin”) may not be comparable to those of other retailers that may include all costs related to their distribution network in cost of sales and in the calculation of gross profit and gross margin.

General and Administrative Expenses

General and administrative (“G&A”) expenses for 2009 totaled $21,621, or 10.4% of net sales, compared to $14,132, or 4.6% of net sales for 2008. G&A expenses as a percentage of net sales increased 6.2% due to salary increase of $4,600 in 2009 compared to 2008, additional $1,116 G&A expenses due to acquisition of Jinhua, increase in management fee and additional expenses in relation to the new direct stores and franchise stores.

Income (Loss) from Operations

Operating loss for 2009 was $608, or (0.3)% of net sales compared to Operating income of $34,509, or 11.1% of net sales for 2008, a decrease of 101.8%. Declined sales and gross margin and increased G&A expenses led to the decline in income from operations.

Provision for income taxes

Provision for income taxes for 2009 was $714, representing year-over-year decrease of 91.7% compared to $8,611 for 2008. The decrease in income tax expenses was due to Yiwu, Wang Da and Sanhe having net losses in 2009 and therefore not having income tax expenses. In addition, Joy & Harmony’s income from operations also declined in 2009 compared to 2008, therefore, had a lesser income tax expense. Although we added one subsidiary - Jinhua in 2009, Jinhua’s income tax expense was not significant.

Net Income (loss)

Net loss was $1,213 or (0.6) % of net sales for 2009 compared to $26,834 net income or 8.6% of net sales for 2008. Net income decreased primarily due to sales decline and increase in general administration expenses.

Retail locations

The following table reflects a roll forward during the fiscal years ended December 31, 2008, 2009 and 2010 of our retail locations during each year (i.e. number of stores opened, number of stores closed and number of stores open at the end of the period). “Store in store” refers to the sales counter where the Company’s products are displayed for sale within large-scale supermarket stores, department stores and other operation sites for the Company. At present, we have “store in stores” in four main areas, Shanghai, Zhejiang, Jiangsu and Anhui. The Company’s retail locations are all “store in store” locations in 2008, 2009 and 2010 with the exception of 3 director stores and 2 franchise stores.

	Wang Da	Yiwu	Sanhe	Joy & Harmony	Total
Locations at Jan. 1, 2008	237	274	211	186	908
Opened during year 2008	37	34	24	43	138
Closed during year 2008	(18)	(13)	(1)	-	(32)
Locations at Dec. 31, 2008	256	295	234	229	1014

Opened during year 2009	-	1	-	1	2
Closed during year 2009	(23)	(42)	(24)	(12)	(101)
Locations at Dec. 31, 2009	233	254	210	218	915

Opened during year 2010	11	2	-	-	13
Closed during year 2010	(73)	(1)	(11)	(22)	(107)
Locations at Dec. 31, 2010	171	255	199	196	821

The following table reflects the square footage of each store space during the fiscal years ended December 31, 2008, 2009 and 2010.

(In square feet)	Wang Da	Yiwu	Sanhe	Joy & Harmony	Total
Areas at Jan. 1, 2008	26,928	40,708	29,295	21,001	117,932
Opened during year 2008	5,698	5,270	3,888	6,020	20,876
Closed during year 2008	(1,890)	(1,724)	(112)	-	(3,726)
Areas at Dec. 31, 2008	30,736	44,254	33,071	27,021	135,082

Opened during year 2009	-	210	-	142	352
Closed during year 2009	(3,105)	(4,704)	(2,832)	(1,368)	(12,009)
Areas at Dec. 31, 2009	27,631	39,760	30,239	25,795	123,425

Opened during year 2010	860	2,258	-	-	3,118
Closed during year 2010	(93)	(9,555)	(1,131)	(2,272)	(13,051)
Areas at Dec. 31, 2010	28,398	32,463	29,108	23,523	113,492

The following table reflects net sales per square foot for the fiscal years ended December 31, 2008, 2009 and 2010.

(In US dollars)	Wang Da	Yiwu	Sanhe	Joy & Harmony	Average
2008	1,910	812	1,301	1,802	1,467
2009	2,079	1,058	1,709	1,996	1,710
2010	1,489	577	1,410	1,485	905

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

(In US dollars)	Wang Da	Yiwu	Sanhe	Joy & Harmony	Average
2008	21,700	11,900	17,300	20,400	18,900
2009	14,878	9,464	13,880	15,221	13,122
2010	10,219	4,510	7,563	9,789	7,723

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

The following table sets forth, for the periods presented, our unaudited quarterly results of operations for the eight quarters ended December 31, 2010. The data has been derived from our consolidated financial statements and, in our management’s opinion, they have been prepared on substantially the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial results for the periods presented. This information should be read in conjunction with the annual consolidated financial statements included elsewhere in this Form 10-K. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

(amounts in thousand of US dollars)

	Three Months Ended
	12/31/2010	9/30/2010	6/30/2010	3/31/2010	12/31/2009	9/30/2009	6/30/2009	3/31/2009
Sales, net	$33,820	$36,308	$37,428	40,798	$35,996	$43,955	$51,126	$77,412

Cost of sales	36,004	33,725	33,506	37,433	35,075	39,942	45,106	67,353
Gross profit (loss)	(2,184)	2,583	3,922	3,365	921	4,013	6,020	10,059

General and administrative expenses	16,747	5,074	5,488	5,214	5,765	5,621	4,749	5,486
Income (loss) from operations	(18,931)	(2,491)	(1,566)	(1,849)	(4,844)	(1,608)	1,271	4,573

Other Income (Expense)
Interest income	31	24	22	25	26	29	25	29
Other income (expense)	(28)	(75)	(41)	4	(20)	(27)	10	37
Total Other Income (Expense)	3	(51)	(19)	29	6	2	35	66
Income (loss) before income taxes	(18,928)	(2,542)	(1,585)	(1,820)	(4,838)	(1,606)	1,306	4,639

Provision for income taxes	(202)	64	83	107	(1,021)	144	392	1,199

Net income (loss)	$(18,726)	$(2,606)	$(1,668)	(1,927)	$(3,817)	$(1,750)	$914	$3,440

Net income (loss) per share:
Basic & diluted	$(0.34)	$(0.05)	$(0.03)	(0.04)	$(0.07)	$(0.03)	$0.02	$0.07

Weighted average number of shares outstanding:
Basic	54,831	54,831	54,831	54,831	54,831	53,931	53,931	52,834
Diluted	54,831	54,831	54,831	54,831	54,831	53,931	53,931	52,834

Liquidity and Capital Resources (amounts in thousand of US dollars)

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings.

Cash and equivalents were $26,249 at December 31, 2010 and current assets totaled $48,551. The Company’s current liabilities were $9,411 at December 31, 2010. Working capital at December 31, 2010 was $39,140. During 2010, net cash used in operating activities was $4,698.

Cash and cash equivalents were $29,908 at December 31, 2009 and current assets totaled $58,725 at December 31, 2009. The Company’s total current liabilities were $7,776 at December 31, 2009. Working capital at December 31, 2009 was $50,949. During 2009, net cash provided by operating activities was $7,112.

The Company does not have any debt as of December 31, 2010.

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

In summary, our cash flows were (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net cash provided (used) by operating activities	$(4,698)	$7,112	$12,690
Net cash used in investing activities	(22)	(8,590)	(7,327)
Effect of exchange rate change on cash and equivalents	1,061	(772)	1,842
Net increase in cash and equivalents	(3,659)	(2,250)	7,205
Cash and equivalents at beginning of year	29,908	32,158	24,953
Cash and equivalents at end of year	$26,249	$29,908	$32,158

Operating Activities

Net cash used in operating activities was $4,698 in 2010 compared to net cash generated from operating activities of $7,112 in 2009. This decrease was mainly attributable to (i) an increase in net losses of $23,714 from $(1,213) in 2009 to $(24,927) in 2010, (ii) increase in inventories of $261, offset by the decrease in accounts receivable of $7,688 and increase in accounts payable of $1,545 in 2010.

Net cash generated from operating activities decreased to $7,112 in 2009 from $12,690 in 2008. This decrease was mainly attributable to the $1,213 net losses incurred in 2009 compared to $26,834 net income in 2008.

	2010	2009	2008
Net cash (used in) provided by operating activities	$(4,698)	$7,112	$12,690

While net sales decreased 28.8% from 2009, accounts receivable decreased 39.5%. The Company still maintains a healthy accounts receivable turnover. The collection of debt is based on the terms of legal binding documents. The Company has not changed its policy on reserving for bad debt and has not found any abnormal increases in bad debt.

Investing activities

	2010	2009	2008
Net cash used in investment activities	$(22)	$(8,590)	$(7,327)

Net cash used in investing activities in 2010 was nominal. Net cash used in investing activities was $8,590 in 2009 and $7,327 in 2008 as a result of the acquisition of Jinhua. On December 19, 2008, Zhejiang and Yiwu entered into an agreement to acquire Jinhua. Pursuant to the acquisition agreement, Zhejiang and Yiwu were required to pay RMB 50,000 thousand within 10 business days after the execution of the agreement to Jinhua’s shareholders. Therefore, China 3C made a purchase deposit of $7,319 to the shareholders of Jinhua in 2008. In July 2009, China 3C completed the acquisition of Jinhua and therefore paid $7,784 to Jinhua. In 2009, China 3C also made $806 investment in fixed assets to open new direct stores.

Financing Activities

There was no cash used in financing activities in 2010, 2009 and 2008.

Financial activities	2010	2009	2008
Net cash (used) in financing activities	$-	$-	$-

Net change in cash and equivalents

	2010	2009	2008
Net change in cash and equivalents	$(3,659)	$(2,250)	$7,205

Cash and equivalents

	2010	2009	2008
Cash and equivalents	$26,249	$29,908	$32,158

Capital Expenditures

Capital expenditures for purchase of fixed assets during 2010, 2009 and 2008 were $22, $806 and $11, respectively. The higher level of capital expenditures in 2009 was due to the new business plan of opening new direct stores and franchise stores. Direct stores and franchise stores have higher capital requirements than “stores in stores”.

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

Revenue Recognition

Our revenues are generated from sales of electronics products. All of our revenue transactions contain standard business terms and conditions. We determine the appropriate accounting for these transactions after considering (1) whether a contract exists; (2) when to recognize revenue on the deliverables; (3) whether all elements of the contract have been fulfilled and delivered; and (4) whether collection is reasonably assured, which inherently requires us to evaluate the creditworthiness of our customers. Changes in judgments on these assumptions and estimates could materially impact the timing or amount of revenue recognition.

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

Tabular Disclosure of Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2010.

(amounts in thousand of US dollars):

	Payment Due by Period
		Less than 1
Contractual Obligations	Total	year	1-3 years	3-5 years
Operating lease obligations	$257	$176	$65	$16
Advertising obligations	102	102	-	-
Total contractual obligations	$359	$278	$65	$16

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the US dollar and foreign currencies, primarily the Chinese Renminbi, could adversely affect our financial results. During the fiscal year ended December 31, 2010, all of our sales were denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in US dollars, if there is an increase in the rate at which a foreign currency is exchanged for US dollars, it will require more of the foreign currency to equal a specified amount of US dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in US dollars than we did before the rate increase went into effect. If we price our products in US dollars and competitors price their products in local currency, an increase in the relative strength of the US dollar could result in our price not being competitive in a market where business is transacted in the local currency.

All of our sales denominated in foreign currencies are denominated in the Chinese Renminbi. Our principal exchange rate risk therefore exists between the US dollar and this currency. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our combined consolidated financial statements. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

Interest Rate Risk

Changes in interest rates may affect the interest paid (or earned) and therefore affect our cash flows and results of operations. However, we do not believe that this interest rate change risk is significant.

Inflation

Inflation has not had a material impact on the Company’s business in recent years.

Currency Exchange Fluctuations

All of the Company’s revenues are denominated in Chinese Renminbi, while its expenses are denominated primarily in Chinese Renminbi (“RMB”). The value of the RMB-to-US dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including US dollars, has been based on rates set by the People’s Bank of China (“PBOC”), which are set daily based on the previous day’s inter-bank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of Renminbi to US dollars had generally been stable and the Renminbi had appreciated slightly against the US dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese Renminbi to the US dollar. Under the new policy, Chinese Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. Recently there has been increased political pressure on the Chinese government to decouple the Renminbi from the United States dollar. At the recent quarterly regular meeting of PBOC, its Currency Policy Committee affirmed the effects of the reform on Chinese Renminbi exchange rate. Since February 2006, the new currency rate system has been operated; the currency rate of Renminbi has become more flexible while basically maintaining stable and the expectation for a larger appreciation range is shrinking. The Company has never engaged in currency hedging operations and has no present intention to do so.

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

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2010, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective.

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

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm, Goldman Kurland and Mohidin, LLP, regarding internal control over financial reporting because we are a non-accelerated filer. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of our officers and directors as of April 28, 2011.

Name	Age	Position
Zhenggang Wang	42	Chief Executive Officer and Chairman of the Board
Jian Zhang	40	Chief Financial Officer
Xinchuan Kong	36	President
Chenghua Zhu	35	Director
Mingjun Zhu	42	Director
Rongjin Weng	47	Director
Wei Kang Gu	72	Director

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

Xinchuan Kong, President

Mr. Kong has been the Company’s president since December 2010. Mr. Kong served as the chief executive officer of Zhejiang Yong Xin Digital Technology Company, a subsidiary of the Company, from February 2010 to December 2010.  From May 2005 to January 2010, Mr. Kong served as a project manager at Hangzhou Ruisi Management Consulting Group.  From May 2003 to April 2005, Mr. Kong served as the assistant to the Chairman of Shanghai Jinjian Food Co. Ltd.  Mr. Kong received his Bachelor’s Degree in English from Henan Institute of Education and a Master’s Degree in Economics from Zhejiang University, China.

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

Kenneth Berents

Kenneth Berents, a director of the Company resigned from his positions as director and Chairman of the Audit Committee of the Board of Directors of the Company effective August 6, 2010.  There were no disagreements between Mr. Berents and the Company on any matter relating to the Company’s operations, policies or practices, which resulted in his resignation.

Term
Each director serves for a one year term after which they may stand for re-election at the Company’s annual meeting of stockholders.

Board Leadership Structure

The Board of Directors believes that Mr. Wang’s service as both Chairman of the Board and Chief Executive Officer is in the best interests of the Company and its stockholders. Mr. Wang possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s shareholders, employees and customers.

Each of the directors other than Zhenggang Wang is independent (see “Director Independence” below), and the Board of Directors believes that the independent directors provide effective oversight of management. The Board of Directors has not designated a lead director. Our independent directors call and plan their executive sessions collaboratively and, between Board of Directors meetings, communicate with management and one another directly. In the circumstances, the directors believe that formalizing in a lead director functions in which they all participate might detract from rather than enhance performance of their responsibilities as directors.

Director Qualifications

We seek directors with established strong professional reputations and experience in areas relevant to the strategy and operations of our businesses. We also seek directors who possess the qualities of integrity and candor, who have strong analytical skills and who are willing to engage management and each other in a constructive and collaborative fashion, in addition to the ability and commitment to devote significant time and energy to service on the Board and its committees. We believe that all of our directors meet the foregoing qualifications.

The Nominating and Corporate Governance Committee and the Board believe that the leadership skills and other experiences of its Board members, as described below, provide the Company with a range of perspectives and judgment necessary to guide our strategies and monitor their execution.

Zhenggang Wang: Mr. Zhenggang Wang has more than 20 years of experience in the PRC electronics market. He is the founder of the Company and has demonstrated strong leadership throughout the development of the Company.

Chenghua Zhu;: Ms. Chenghua Zhu has a strong accounting background and has worked as a manager in various CPA firms. Her expertise in financial reporting makes qualifies her to be a member of the Board and of the our Audit Committee.

Mingjun Zhu: Mr. Mingjun Zhu has extensive knowledge in accounting and financial reporting. His prior work as a consultant and his expertise in accounting enables him to offer valuable perspectives on the Company’s budgeting and financial reporting.

Rongjin Weng: Mr. Weng is Chairman of Langsha Group, which is the largest sock manufacturer in China. Mr. Weng brings leadership and management expertise to the Board.

Wei Kang Gu: Mr. Gu had previously served as a director to a Chinese electronic company. He is also Vice Chairman of Zhejiang Electronic Association, which offers the industry expertise.

Board Practices

Our business and affairs are managed under the direction of our Board of Directors (“BOD” or “Board”). The primary responsibilities of our Board of Directors are to provide oversight, strategic guidance, counseling and direction to our management. It is our expectation that the BOD will meet regularly on a quarterly basis and additionally as required.

Board’s Role in Risk Oversight

The BOD as a whole has responsibility for risk oversight, with reviews of certain areas being conducted by the relevant BOD committees. These committees then provide reports to the full BOD. The oversight responsibility of the BOD and its committees is enabled by management reporting processes that are designed to provide visibility to the BOD about the identification, assessment, and management of critical risks. These areas of focus include strategic, operational, financial and reporting, succession and compensation, compliance, and other risks. The BOD and its committees oversee risks associated with their respective areas of responsibility, as summarized below.

Board Committees and Designated Directors

The BOD has a Compensation Committee, a Nominating and Corporate Governance Committee and an Audit Committee.  Our BOD has determined that Chenghua Zhu, Mingjun Zhu, Rongjin Weng and Wei Kang Gu, the members of these committees, are “independent” under the current independence standards of NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) under the US Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our BOD has also determined that these persons have no material relationships with us — either directly or as a partner, stockholder or officer of any entity — which could be inconsistent with a finding of their independence as members of our BOD.

Audit Committee

The BOD has established an audit committee in accordance with Section 3(a)(58)(A) of the Exchange Act.  The Audit Committee consists of Mingjun Zhu, Chairman and members Rongjin Weng and Chenghua Zhu. All of the above-listed audit committee members are considered “independent” under the current independence standards of NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Exchange Act as determined by the BOD.  The BOD has determined that we have at least one audit committee financial expert, as defined in the Exchange Act, serving on our audit committee. Mingun Zhu is the “audit committee financial expert” and is an independent member of the BOD.

The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2010 with management, and has discussed with the independent auditors the matters required to be discussed by Statement of Auditing Standards No. 61, Communication with Audit Committee, as currently in effect. The Audit Committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and has discussed with the independent auditors the independent auditors’ independence; and based on the review and discussions referred above, the Audit Committee recommended to the BOD that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for filing with the SEC.

Compensation Committee

Our Compensation Committee consists of Wei Kang Gu, Chairman and Rongjin Weng. Each of the above-listed compensation committee members were or are considered “independent” under the current independence standards of NASDAQ Marketplace Rule 5605(a)(2) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Exchange Act as determined by the BOD. The Compensation Committee makes recommendations to the BOD concerning salaries and incentive compensation for our officers, including our Chief Executive Officer, and employees and administers our stock option plans. No member of our Compensation Committee has at any time been an officer or employee of ours or our subsidiaries. No interlocking relationship exists between our BOD or Compensation Committee and the BOD or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Communications with the Board of Directors

The BOD maintains a process for stockholders to communicate with the Board. Stockholders wishing to communicate with the BOD or any individual director must mail a communication addressed to the Secretary of the Company, China 3C Group, 368 HuShu Nan Road, HangZhou City, Zhejiang Province, China 310014. Any such communication must state the number of shares of our common stock beneficially owned by the stockholder making the communication. All of such communications will be forwarded to the full BOD or to any individual director or directors to whom communication is directed unless the communication is clearly of a marketing nature or is inappropriate, in which case we have the authority to discard the communication or taking appropriate legal action regarding the communication.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Mingjun Zhu, Chairman and member Wei Kang Gu. Each of the above-listed nominating committee members are considered “independent” under the current independence standards of NASDAQ Marketplace Rule 5605(a)(2) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Exchange Act as determined by the BOD.  The Nominating and Corporate Governance Committee assists the BOD in identifying qualified individuals to become board members, in determining the composition of the BOD and in monitoring a process established to assess Board effectiveness.

Changes in Director Nomination Process for Stockholders

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s BOD since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The Nominating and Corporate Governance Committee will consider director candidates recommended by security holders.  Potential nominees to the BOD are required to have such experience in business or financial matters as would make such nominee an asset to the BOD and may, under certain circumstances, be required to be “independent”, as such term is defined in the Marketplace Rules of NASDAQ and applicable SEC regulations.  Security holders wishing to submit the name of a person as a potential nominee to the BOD must send the name, address, and a brief (no more than 500 words) biographical description of such potential nominee to the Nominating and Corporate Governance Committee at the following address: Nominating and Corporate Governance Committee of the Board of Directors, c/o China 3C Group, 368 HuShu Nan Road, HangZhou City, Zhejiang Province, China 310014. Potential director nominees will be evaluated by personal interview, such interview to be conducted by one or more members of the Nominating and Corporate Governance Committee, and/or any other method the Nominating and Corporate Governance Committee deems appropriate, which may, but need not, include a questionnaire.  The Nominating and Corporate Governance Committee may solicit or receive information concerning potential nominees from any source it deems appropriate.  The Nominating and Corporate Governance Committee need not engage in an evaluation process unless (i) there is a vacancy on the BOD, (ii) a director is not standing for re-election, or (iii) the Nominating and Corporate Governance Committee does not intend to recommend the nomination of a sitting director for re-election.  A potential director nominee recommended by a security holder will not be evaluated any differently than any other potential nominee. “Diversity,” as such, is not a criterion that the Nominating and Corporate Governance Committee considers. Although it has not done so in the past, the Nominating and Corporate Governance Committee may retain search firms to assist in identifying suitable director candidates.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company to file reports of ownership and changes in ownership with the SEC. Such persons also are required to furnish our company with copies of all Section 16(a) forms they file. Based solely on our review of copies of such forms received by us, we believe that during the fiscal year 2010, the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act.

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

The following table sets forth the cash and other compensation paid by us in 2010 to all individuals who served as our Chief Executive Officer and Chief Financial Officer, who we collectively refer to as the named executive officers (“NEOs”). No executive received total compensation greater than $100,000 in 2010.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Zhenggang Wang, CEO	2010	$79,780	-	-	-	$79,780
	2009	$73,820	-	-	-	$73,820
	2008	$27,800	-	-	-	$27,800

Jian Zhang, CFO (1)	2010	$60,180	-	-	-	$60,180
	2009	$58,320	-	-	18,380	$76,700
	2008	$-	-	-	-	$-

	2010	$-	-	-	-	$-
Weidong Huang,	2009	$11,150	-	-	-	$11,150
Former CFO (2)	2008	$22,300	-	-	-	$22,300

 (1)          Jian Zhang was appointed as Chief Financial Officer of the Company effective June 16, 2009. Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to ASC 718.

(2)           Weidong Huang resigned as our Chief Financial Officer and Director on June 15, 2009.

Grants of Plan-Based Awards

No plan based award was granted to any of the Company’s NEOs during the year ended December 31, 2010.

Outstanding Equity Awards At Fiscal Year-End

There were no outstanding unexercised options, unvested stock or other equity incentive plan awards held by any of the Company’s NEOs as of December 31, 2010.

Option Exercises And Stock Vested

There were no exercises of stock options, stock appreciation rights and/or similar investment nor was there any vesting of stock, restricted stock, restricted stock units or similar instruments during the year ended December 31, 2010 for any of the Company’s NEOs.

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

Potential Payments Upon Termination or Change in Control

None.

Employment Agreements

On June 16, 2009, the Company entered into a letter agreement with Jian Zhang, our Chief Financial Officer.  The agreement provides for a monthly salary of $6,000. The term of Mr. Zhang’s employment shall continue until terminated by either party in accordance with the terms of the agreement. Mr. Zhang received an option grant to purchase 100,000 shares of common stock of the Company upon execution of the agreement and shall be entitled to receive option grants for 100,000 shares of common stock of the Company on each anniversary of the date of the agreement provided that Mr. Zhang continues to serve as the Company’s Chief Financial Officer on such date. The exercise price of the initial grant of 100,000 options is $1.11, the closing price of the common stock of the Company on June 16, 2009, and for each future option grant the exercise price will be the closing price of the Company’s common stock on the anniversary of such date. All option grants vest upon issuance and will have an exercise period of ten years from the date of issuance so long as Mr. Zhang serves as the Company’s Chief Financial Officer at such time. In the event Mr. Zhang no longer serves as the Company’s Chief Financial Officer, the exercise period for all vested options will be twenty-four months from his departure. Under the agreement, Mr. Zhang will receive 14 vacation days per year. The agreement can be terminated by either party on one month’s notice or one month’s salary in lieu of notice.

Compensation of Directors

The following table summarizes compensation that our directors earned during 2010 for services as members of the Company’s BOD.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kenneth T. Berents (2)	$89,493	-	-	-	-	-	$89,493
Wei Kang Gu	$-	-	-	-	-	-	-
Chenghua Zhu	$-	-	-	-	-	-	-
Mingjun Zhu	$-	-	-	-	-	-	-
Rongjin Weng	$-	-	-	-	-	-	-
Total	$89,493		-	-	-	-	$89,493

 (1) Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to ASC 718.

(2) Kenneth T. Berents served as the chairman of the audit committee from December 2006 until his resignation in August 2010.

Compensation Committee Interlocks and Insider Participation

During 2010 members of our Compensation Committee of the BOD were Mingjun Zhu and Wei Kang Gu. No member of our Compensation Committee was, or has been, an officer or employee of the Company or any of our subsidiaries.

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

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of May 17, 2011, concerning shares of common stock of the Company, the only class of its securities that are issued and outstanding, held by (1) each shareholder known by the Company to own beneficially more than five percent of the common stock, (2) each director of the Company, (3) each executive officer of the Company, and (4) all directors and executive officers of the Company as a group:

	Amount and Nature		Percentage of
	of Beneficial		Common Stock
Name and Address of Beneficial Owner (1)	Ownership		(2)
Zhenggang Wang	9,725,000		16.62%
Jian Zhang	100,000		*
Xiang Ma	-		-
Chenghua Zhu	-		-
Mingjun Zhu	-		-
Rongjin Weng	-		-
Wei Kang Gu	-		-
Kenneth T. Berents	145,000	(3)	*
All directors and executive officers as a group (8 persons)	9,970,000		17.04%

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

(2)
Calculated on the basis of 58,511,327 shares of common stock issued and outstanding as of April 28, 2011 except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

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

Director Independence

A majority of the directors serving on our BOD must be independent directors under Rule 5605(b)(1) of the Marketplace Rules of The NASDAQ Stock Market (“NASDAQ”). The Board of Directors has a responsibility to make an affirmative determination whether a directors has a material relationships with the listed company through the application of Rule 5605(a)(2) of the Marketplace Rules of NASDAQ, which provides the definition of an independent director.

The BOD has determined that each of our directors, except Zhenggang Wang, has no relationship that, in the opinion of the BOD, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is an “independent director” as defined in the Marketplace Rules of NASDAQ. In determining the independence of our directors, the BOD has adopted independence standards that follow the criteria specified by applicable laws and regulations of the SEC and the Marketplace Rules of NASDAQ. In determining the independence of our directors, the BOD considered all transactions in which the Company and any director had any interest.

Based on the application of the independence standards and the examination of all of the relevant facts and circumstances, the BOD determined that none of the following directors had any material relationship with the Company and, thus, are independent under Rule 5605(a)(2) of the Marketplace Rules of NASDAQ: Rongjin Weng, Weikang Gu, Mingjun Zhu and Chenghua Zhu . In accordance with the Marketplace Rules of NASDAQ a majority of our BOD is independent.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

On January 5, 2009, the Company, on the recommendation of the Audit Committee of its Board of Directors, engaged Goldman Kurland and Mohidin, LLP (“GKM”) as its independent registered public accounting firm.

The following represents fees for professional audit services rendered by GKM and Morgenstern for the fiscal years ended December 31, 2010 and 2009.

Audit Fees

The aggregate fees billed by our current auditors, GKM, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2010 and 2009 was $250,000 and $218,000, respectively.

Audit Related Fees

We incurred no audit related fees to GKM during the years ended December 31, 2010 and 2009.

Tax Fees

GKM did not render any services for tax compliance, tax advice and tax planning during the years ended December 31, 2010 and 2009.

All Other Fees

GKM did not bill us any additional fees that are not disclosed under audit fees, audit related fees or tax fees during the years ended December 31, 2010 and 2009.

Audit Committee Pre-Approval Process, Policies and Procedures

The Audit Committee has adopted pre-approval policies for all services, including both audit and non-audit services, provided by our independent auditors.  For audit services, each year the independent auditor provides the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Audit Committee before the audit commences.  The independent auditor also submits an audit services fee proposal, which also must be approved by the Committee before the audit commences.  The audit, tax, and all other fees and services described above were pre-approved for 2009 and 2010.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following are filed with this Annual Report:

(1)  The financial statements listed on the Financial Statements Table of Contents.

(2)  Not applicable.

(3)  The exhibits referred to below, which include the following managerial contracts or compensatory plans or arrangements:
☐	China 3C Group 2011 Restricted Stock Plan

(b)           The exhibits listed on the Exhibit Index are filed as part of this Annual Report.

(c)           Not applicable.

EXHIBIT INDEX

Exhibit No	Document Description
3.1	Amended and Restated Articles of Incorporation of the Registrant (11)
3.2	By-laws of the Registrant (1)
4.1	China 3C Group Amended 2005 Equity Incentive Plan. (2)
4.2	China 3C Group 2011 Restricted Stock Plan
10.1
Stock Purchase Agreement, dated as of October 17, 2005, by and among Sun Oil & Gas, Inc., EH&P Investments, John D. Swain, Fred Holcapek, PH Holding Group, Ma Cheng Ji, Zhou Wei, Zeng Xiu Lan, Gu Xiao Dong, Jacksonville Management Limited, Colin Wilson, Alliance Capital Management, Inc., Hanzhong Fang and China US Bridge Capital, Limited (3)

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

10.19	Compensation Agreement, dated November 27, 2009, between China 3C Group and Joseph Levinson (14)
10.20	Board of Directors Agreement, dated December 8, 2006, among China 3C Group and Kenneth T. Berents (15)
10.21	China 3C Group 2008 Omnibus Securities and Incentive Plan (16)
10.22	Stock Option Agreement Director Non-Qualified Stock Option, dated December 1, 2008 and effective as of January 15, 2009, between China 3C Group and Kenneth Berents (16)
10.23	Stock Option Agreement Director Non-Qualified Stock Option, dated December 1, 2008 and effective as of January 15, 2009, between China 3C Group and Kenneth Berents (16)
10.24	Stock Option Agreement Director Non-Qualified Stock Option, dated December 1, 2008 and effective as of January 15, 2009, between China 3C Group and Kenneth Berents (16)
10.25	Stock Option Agreement with Todd L. Mavis, dated April 21, 2009, between China 3C Group and Todd L. Mavis (16)
10.26	Agreement dated May 3, 2007 between China 3C Group and Joseph Levinson (16)
10.27	Letter Agreement dated June 16, 2009 between China 3C Group and Jian Zhang (17)

14.1	Code of Business Conduct and Ethics (11)
21.1	List of Subsidiaries (18)
23.1	Consent of Goldman Parks Kurland Mohidin LLP, an independent registered public accounting firm, filed herewith.
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

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.
32.2	Certification of Principal Accounting and Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

(1)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on January 3, 2007.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-141173) dated March 9, 2007.

(3)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on October 21, 2005.

(4)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on September 11, 2007.

(5)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 20, 2005.

(6)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 22, 2005.

(7)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 11, 2006.

(8)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on July 17, 2007.

(9)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on November 28, 2007.

(10)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on January 17, 2008.

(11)	Incorporated by reference from the Registrant’s Annual Report filed with the SEC on Form 10-K on March 27, 2008.

(12)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 29, 2008.

(13)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on April 9, 2009.

(14)	Incorporated by reference from the Registrant’s Annual Report filed with the SEC on Form 10-K on April 16, 2009.

(15)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 14, 2006.

(16)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-159200) dated May 13, 2009.

(17)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on June 22, 2009.

(18)	Incorporated by reference from the Registrant’s Annual Report filed with the SEC on Form 10-K on April 15, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of May 2011.

CHINA 3C GROUP

/s/ Zhenggang Wang
Zhenggang Wang
Chief Executive Officer and Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ Zhenggang Wang		May 18, 2011
Zhenggang Wang	Chief Executive Officer and
Chairman (Principal Executive
Officer)

/s/ Xinchuan Kong
Xinchuan Kong	President	May 18, 2011

/s/ Jian Zhang
Jian Zhang	Chief Financial Officer (Principal	May 18, 2011
Accounting and Financial Officer)

/s/ Chenghua Zhu
Chenghua Zhu	Director	May 18, 2011

/s/ Mingjun Zhu
Mingjun Zhu	Director	May 18, 2011

/s/ Rongjin Weng
Rongjin Weng	Director	May 18, 2011

/s/ Wei Kang Gu
Wei Kang Gu	Director	May 18, 2011

CHINA 3C GROUP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
China 3C Group

We have audited the accompanying consolidated balance sheets of China 3C Group and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2010, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the   financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China 3C Group and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010, 2009 and 2008 in conformity with the U.S. generally accepted accounting principles.

/s/ Goldman Kurland and Mohidin, LLP

Encino, California
May 18, 2011

CHINA 3C GROUP
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	December 31,
	2010	2009

ASSETS

Current assets:
Cash and equivalents	$26,249	$29,908
Accounts receivable, net	11,026	18,232
Inventories	7,284	6,764
Advances to suppliers	2,201	2,370
Tax receivable	1,200	1,157
Prepaid expenses and other current assets	591	294
Total current assets	48,551	58,725

Property, plant and equipment, net	191	279
Goodwill	11,229	20,820
Intangible asset, net	13,153	14,557
Refundable deposits	7	15
Total assets	$73,131	$94,396

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$8,675	$6,838
Income tax payable	736	938
Total liabilities	9,411	7,776

Stockholders' equity
Common stock, $0.001 par value, 100,000,000 million shares authorized, 54,831,327 issued and outstanding as of December 31, 2010 and 2009, respectively	55	55
Additional paid-in capital	20,252	19,751
Subscription receivable	(50)	(50)
Statutory reserve	11,543	11,535
Other comprehensive income	6,706	5,180
Retained earnings	25,214	50,149
Total stockholders' equity	63,720	86,620
Total liabilities and stockholders' equity	$73,131	$94,396

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE  INCOME (LOSS)
(in thousands, except share amounts)

	2010	2009	2008

Net sales	$148,354	$208,489	$310,644
Cost of sales	140,668	187,476	262,003
Gross profit	7,686	21,013	48,641
Selling, general and administrative expenses	32,523	21,621	14,132
Income (loss) from operations	(24,837)	(608)	34,509
Other (income) expense
Interest income	(102)	(109)	(146)
Other income	(5)	(163)	(1,150)
Other expense	145	163	360
Total other (income) expense	38	(109)	(936)

Income (loss) before income taxes	(24,875)	(499)	35,445
Provision for income taxes	52	714	8,611
Net income (loss)	$(24,927)	$(1,213)	$26,834
Foreign currency translation adjustments	1,526	(92)	3,400
Comprehensive income (loss)	$(23,401)	$(1,305)	$30,234

Net income (loss) available to common shareholders per share:
Basic and Diluted	$(0.45)	$(0.02)	$0.51

Weighted average shares outstanding:
Basic and Diluted	54,831,327	53,867,890	52,673,938

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010, 2009 and 2008
(in thousands)

			Additional			Other		Total
	Common Stock		Paid-In	Subscription	Statutory	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Receivable	Reserve	Income	Earnings	Equity
Balance at December 31, 2007	52,674	$53	$19,466	$(50)	$7,234	$1,872	$28,829	$57,404

Foreign currency translation adjustments	-	-	-	-	-	3,400	-	3,400
Transfer to statutory reserve	-	-	-	-	3,875	-	(3,875)	-
Net income	-	-	-	-	-	-	26,834	26,834

Balance at December 31, 2008	52,674	53	19,466	(50)	11,109	5,272	51,788	87,638

Foreign currency translation adjustments	-	-	-	-	-	(92)	-	(92)
Issuance of common stock for compensation	1,997	2	285	-	-	-	-	287
Issuance of common stock in consideration of the cancelled stock options	160	-	-	-	-	-	-	-
Transfer to statutory reserve	-	-	-	-	426	-	(426)	-
Net income	-	-	-	-	-	-	(1,213)	(1,213)

Balance at December 31, 2009	54,831	55	19,751	(50)	11,535	5,180	50,149	86,620

Foreign currency translation adjustments	-	-	-	-	-	1,526	-	1,526
Issuance of common stock for compensation	-	-	501	-	-	-	-	501
Transfer to statutory reserve	-	-	-	-	8	-	(8)	-
Net loss	-	-	-	-	-	-	(24,927)	(24,927)
Balance at December 31, 2010	54,831	$55	$20,252	$(50)	$11,543	$6,706	$25,214	$63,720

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2010	2009	2008

Operating activities:
Net income (loss)	$(24,927)	$(1,213)	$26,834
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	11	614	36
Amortization of intangible assets	1,405	698	-
Goodwill impairment	9,591	-	-
Stock based compensation	501	287	337
Gain on asset disposition	-	-	(2)
Provision for bad debts	-	-	262
(Increase)/decrease in assets
Accounts receivable	7,688	5,472	(14,630)
Tax receivable	-	(1,157)	-
Other receivable	(138)	(64)	-
Inventories	(261)	2,199	(1,732)
Prepaid expenses and other current assets	(142)	(142)	(4)
Advance to suppliers	251	119	247
Refundable deposits	9	17	11
(Increase) / decrease in current liabilities
Accounts payable and accrued expenses	1,545	1,482	1,867
Income tax payable	(231)	(1,200)	(536)
Net cash provided (used) by operating activities	(4,698)	7,112	12,690

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(806)	(11)
Proceeds from asset sales	(22)	-	2
Payments for acquisition of subsidiary	-	(7,784)	(7,318)
Net cash (used in) investing activities	(22)	(8,590)	(7,327)

Effect of exchange rate changes on cash and cash equivalents	1,061	(772)	1,842

Net increase (decrease) in cash	(3,659)	(2,250)	7,205
Cash, beginning of year	29,908	32,158	24,953
Cash, end of year	$26,249	$29,908	$32,158

Supplemental disclosure of cash flow information:
Income taxes paid	$254	$3,073	$9,155
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

On August 3, 2006, Capital completed the acquisition of a 100% interest in Sanhe for a cash and stock transaction valued at $8,750. The consideration consisted of 915,751 newly issued shares of the Company’s common stock and $5,000 in cash.

On November 28, 2006, Capital completed the acquisition of a 100% interest in Joy & Harmony for a cash and stock transaction valued at $18,500. The consideration consisted of 2,723,110 shares of the Company’s common stock and $7,500 in cash.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowances for doubtful debts were $441 and $404 as of December 31, 2010 and 2009, respectively.

		Additions
Description	Balance at January 1,	(1) Charged to expenses	(2) Charged to other comprehensive loss	Deductions	Balance at December 31,
Allowance for doubtful receivables 2010	$404	$37	$-	-	$441
Allowance for doubtful receivables 2009	$365	$37	$84	(82)	$404

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of December 31, 2010 and 2009, inventory consisted entirely of finished goods valued at $7,284 and $6,764, respectively.

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

Automotive	5 years
Office Equipment	5 years

As of December 31, 2010 and 2009, property and equipment consisted of the following:

	2010	2009
Automotive	$738	$877
Office equipment	195	132
Leasehold improvement	65	67
Plant and Equipment	3	3
Sub Total	1,001	1,079
Less: accumulated depreciation	(810)	(800)
Total	$191	$279

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360 “Property, Plant and Equipment” requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2010 and 2009, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

ASC 825 “Financial Instruments” requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Impairment of Goodwill

In accordance with ASC 350, we test goodwill at the reporting unit level for impairment on an annual basis. Reporting units are determined based on the Company's operating segments. In performing the impairment test, we utilize the two-step approach prescribed under ASC 350. Step 1 requires a comparison of the carrying value of each reporting unit to its estimated fair value. We use the income approach for Step 1 to estimate the fair value of our reporting units. The Step 1 impairment analysis indicated that the carrying value of the net assets of Sanhe and Joy & Harmony exceeded the estimated fair value of the reporting unit.

As a result, we were required to perform Step 2 of the goodwill impairment test to determine the amount, if any, of goodwill impairment charges for Sanhe and Joy & Harmony. Step 2 of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value.. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. We completed Step 2 and determined that a goodwill impairment charge in the amount of $1,347 and $8,243 were required for Sanhe and Joy & Harmony, respectively. The resulting goodwill impairment charge is reflected in operatings expenses in our consolidated statements of operations.  Impairment charges related to goodwill have no impact on our cash balances.

The estimate of fair value of our reporting units requires significant judgment. We based our fair value estimates on assumptions that we believe to be reasonable but that are unpredictable and inherently uncertain, including estimates of future growth rates, estimate of future discounted cash flows and operating margins and assumptions about the overall economic climate and the competitive environment for our business units. There can be no assurance that our estimates and assumptions made for purposes of our goodwill testing as of the time of testing will prove to be accurate predictions of the future.

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

1.
Retail. Approximately 68.8% , 68.9% and 68.7%of the Company's revenue comes from sales to individual customers at outlets installed inside department stores etc. (i.e. store in store model) during 2010, 2009 and 2008, respectively and is mainly achieved through two broad categories:

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

2.
Wholesale. Approximately 31.2%, 31.1% and 31.3% of the Company's revenue comes from wholesale during 2010, 2009 and 2008, respectively. Recognition of income in wholesales is based on the contract terms. In 2009, the main contract terms on wholesale agreed that payments be paid 15 days after receipt of goods and that ownership and all risks associated with the goods are transferred to the customers on the date of goods received and payments will be made 15 days therefrom.

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

Shipping and handling fees

The Company follows ASC 605-45, “Handling Costs, Shipping Costs”.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of General and administrative expenses which were $228, $226 and $244 for 2010, 2009 and 2008, respectively.

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

Management fees paid to the department stores under “store in store” model

Under the “store in store” business operation model, the Company may pay management fees to the department stores, which are in the form of service charges or “selling at an allowance (discount)”. The management fees are accounted for (1) in the form of service charges which are reflected in general and administrative expenses, or (2) in the form of “selling at an allowance (discount)”, as a deduction of sales, which means, the expenses are directly deducted at a certain percentage on sales. Such management fees were $1,389 and $1,118 in general and administrative expenses and deductions of $9,740 and $10,505 in sales for 2010 and 2009, respectively.

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $491 and $405 for 2010 and 2009, respectively.

Other Income

Other income was $5, $163 and $1,150 for the years ended December 31, 2010, 2009 and 2008. Other income consists of the following:

	2010	2009	2008
Advertising service income	$-	$103	$649
Repair service income	-	30	29
Commission income from China Unicom	-	30	470
Gain on disposal of PPE	5	-	2
Total other income	$5	$163	$1,150

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

Basic and Diluted Earnings per Share

Earnings (loss) per share are calculated in accordance with ASC 260, “Earnings per Share”. Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (losses) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. If convertible shares and stock options are anti-dilutive, the impact of conversion is not included in the diluted net income per share. Excluded from the calculation of diluted earnings per share for 2010 and 2009 were 50,000 and 100,000, respectively, as they were not dilutive.

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

Segment Reporting

FASB ASC Topic 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company operated in four segments before the acquisition of Jinhua in July 2009. Since the acquisition of Jinhua, the Company operates in five segments (see Note 13).

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

 In April 2010, FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this statement did not have a significant impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition”. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The amendments in this Update are to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The disclosures about activity that occurs during the reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of this statement did not have a significant impact on the Company’s financial statements.

Note 3 – ADVANCES TO SUPPLIERS

Advances to suppliers represent advance payments to suppliers for the purchase of inventory. As of December 31, 2010 and 2009, the Company had paid $2,201 and $2,370, respectively, as advances to suppliers.

Note 4 - COMMON STOCK

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

In April and October 2009, the Company issued 1,997,272 shares of common stock under the 2008 Plan. The cost is expected to be recognized over a three year period. $501 and $287 was recognized as stock based compensation expense during 2010 and 2009. There was $715 unrecognized compensation expenses related to the nonvested stocks as of December 31, 2010.

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

The following summarizes the option activities for the year ended 2010, 2009 and 2008.

	Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	400,000	$5.61	8.13	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2008	400,000	$5.61	8.13	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(300,000)	6.15	6	-
Outstanding at December 31, 2009	100,000	$5.61	7.13	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(50,000)	-	-	-
Outstanding at December 31, 2010	50,000	$5.61	7.13	$-

Outstanding options by exercise price consisted of the following as of December 31, 2010.

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$4.16	50,000	7.0	$4.16	50,000	$4.16

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

Note 7 - INCOME TAXES

The Company, through its subsidiaries, Zhejiang, Yiwu, Wang Da, Sanhe, Joy & Harmony and Jinhua, is governed by the Income Tax Laws of the PRC.

The US entity, China 3C Group, Inc is subject to the US federal income tax at a rate of 34%. The US entity has incurred net accumulated operating losses of approximately $3,848 as of December 31, 2010 for income tax purposes. The US entity does not conduct any operations and only incurs public company expenses every year, such as legal fees, accounting fees, investor relations expenses and filing fees. Therefore, it is more likely than not that all of the Company’s deferred tax assets will not be realized. A 100% allowance was recorded on the deferred tax asset for approximately $1,308.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense recognized during 2010, 2009 and 2008.

Pursuant to the PRC Income Tax Laws, from January 1, 2008, the Enterprise Income Tax (“EIT) is calculated against the net income in a fiscal year at a statutory rate of 25%.

During 2010, Yiwu, Wang Da, Sanhe, Joy & Harmony and Jinhua each had a net loss for year 2010. Zhejiang was the only subsidiary had a net income. Zhejiang incurred a small amount of income tax expenses. Although Jinhua had a net loss in 2010, it also paid income taxes because Jinhua uses simplified tax, which imposes taxes on sales instead of operating income.

Income tax expense consisted of the following for 2010, 2009 and 2008.

2010	US	State	International	Total
Current	$-	$-	$127	$127
Deferred	-	-	-	-
Total	$-	$-	127	127

2009	US	State	International	Total
Current	$-	$-	$714	$714
Deferred	-	-	-	-
Total	$-	$-	$714	$714

2008	US	State	International	Total
Current	$-	$-	$8,611	$8,611
Deferred	-	-	-	-
Total	$-	$-	$8,611	$8,611

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate is as follows for 2010, 2009 and 2008.

	2010	2009	2008
(Credit) tax at US Statutory Rate	(34.0)%	(34.0)%	(34.0)%
Tax rate difference	8.6%	9.0%	(9.0)%
Non deductible expense-impairment loss	9.6	-	-
Other	0.1	-	-
Valuation allowance	15.5%	(118.1)%	(1.0)%
Effective rate	(0.2)%	(143.1)%	24.0%

Note 8 - COMMITMENTS

The Company leases various office facilities under operating leases that terminate through 2011. Rent expense for 2010, 2009 and 2008 was $500, $518 and $274, respectively. The future minimum obligations under these agreements are as follows by years as of December 31, 2010:

2011	$176
2012	53
2013	12

In addition, as of December 31, 2010, the Company is committed to pay $102 under various advertising agreements expiring within one year.

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

Statutory reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2010, 2009 and 2008, the Company had allocated $11,543, $11,535 and $11,109 to these non-distributable reserve funds.

Note 10 - OTHER COMPREHENSIVE INCOME

The detail of other comprehensive income as included in stockholders’ equity for 2010, 2009 and 2008 are as follows:

	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income
Balance at January 1, 2008	$1,872	$1,872
Change for 2008	3,400	3,400
Balance at December 31, 2008	$5,272	$5,272
Change for 2009	(92)	(92)
Balance at December 31, 2009	$5,180	$5,180
Change for 2010	1,526	1,526
Balance at December 31, 2010	$6,706	$6,706

Note 11- CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

Note 12 - MAJOR CUSTOMERS AND CREDIT RISK

During 2010 and 2009, no customer accounted for more than 10% of the Company’s sales.  As of December 31, 2010 and 2009, the Company had no individual customers or vendors that comprised more than 10% of the Company’s accounts receivable or accounts payable.

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

The following tables present summarized information by segment (in thousands):

	Year Ended December 31, 2010
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
Sales, net	$34,926	$41,044	$42,278	$18,738	$10,691	$677	$148,354
Cost of sales	34,787	38,001	40,073	17,923	9,289	595	140,668
Gross profit	139	3,043	2,205	815	1,402	82	7,686
Income from operations	(3,151)	(4,122)	(3,156)	(2,456)	(68)	(11,884)	(24,837)
Total assets	12,286	10,481	10,993	9,967	4,705	24,699	73,131

	Year Ended December 31, 2009
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
Sales, net	$57,432	$51,674	$42,064	$51,489	$5,573	$257	$208,489
Cost of sales	52,144	44,758	39,246	47,239	3,860	229	187,476
Gross profit	5,288	6,916	2,818	4,250	1,713	28	21,013
Income from operations	(262)	(741)	(612)	1,012	1,098	(1,103)	(608)
Total assets	13,761	11,525	12,353	15,777	4,776	36,204	94,396

Note 14 -   SUBSEQUENT EVENTS

On January 17, 2011, China 3C Group entered into a Registered Trademark Transfer Agreement to purchase a registered trademark, “Lotour.”  The registered term of the trademark expires on July 6, 2020.  The total consideration for the purchase of the trademark was RMB 2,280,000 (or approximately $345,600), which was paid in the form of 1.08 million shares of the Company’s common stock, using a price of $0.32 per share.

On January 20, 2011, Zhejiang entered into a Design and Development Engagement Agreement to design and develop an electronic book product under the brand name “Lotour.” The total consideration for the design and development of the electronic book product is RMB 3,160,000 (or approximately $480,000), which was paid in the form of 1.6 million shares of the Company’s common stock, using a price of $0.30 per share. The term of the Development Agreement is from January 20, 2011 to July 19, 2011.