Form 10-Q
period 2011-03-31
China 3C Group
filed 2011-06-22
CIK 1076784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule No 12b-2 of the Exchange Act). Yes ☐  No ☒
As of June 20, 2011, the registrant had 58,511,327 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and equivalents	$18,381	$26,249
Accounts receivable, net	13,100	11,026
Inventories	7,571	7,284
Advances to suppliers	2,214	2,201
Taxes receivable	1,208	1,200
Prepaid expenses and other current assets	271	591
Total current assets	42,745	48,551

Property, plant and equipment, net	167	191
Intangible asset, net	13,146	13,153
Goodwill	11,229	11,229
Refundable deposits	5	7
Total assets	$67,292	$73,131

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$4,180	$4,139
Accrued expenses	1,648	4,536
Income tax payable	770	736
Total liabilities	6,598	9,411

Stockholders' equity
Common stock, $0.001 par value, 100,000,000 million shares authorized, 58,511,327 and 54,831,327 issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	59	55
Additional paid-in capital	21,203	20,252
Subscription receivable	(50)	(50)
Statutory reserve	11,543	11,543
Other comprehensive income	6,952	6,706
Retained earnings	20,987	25,214
Total stockholders' equity	60,694	63,720
Total liabilities and stockholders' equity	$67,292	$73,131

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
THREE MONTHS ENDED MARCH 31, 2011 and 2010 (UNAUDITED)
(in thousands)

	2011	2010
Net sales	$37,887	$40,798
Cost of sales	36,063	37,433
Gross profit	1,824	3,365
Selling, general and administrative expenses	6,065	5,214
Loss from operations	(4,241)	(1,849)

Other (income) expense
Interest income	(20)	(25)
Other income	(1)	(4)
Other expense	149	-
Total other (income) expense	128	(29)

Loss before income taxes	(4,369)	(1,820)
Provision for income taxes	90	107
Net loss	$(4,459)	$(1,927)
Foreign currency translation adjustments	246	8
Comprehensive loss	$(4,213)	$(1,919)

Net loss available to common shareholders per share:
Basic and Diluted	$(0.08)	$(0.04)

Weighted average shares outstanding:
Basic and Diluted	58,511,327	53,374,016

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2011 and 2010 (UNAUDITED)
(in thousands)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,459)	$(1,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24	29
Amortization of intangible assets	351	345
Stock based compensation	609	125
(Increase) / decrease in assets:
Accounts receivable	(1,997)	254
Other receivables	129	13
Inventories	(240)	(862)
Prepaid expenses and other current assets	194	35
Refundable deposits	2	3
Advance to suppliers	2	96
(Increase) / decrease in current liabilities:
Advance from customers	-	23
Accounts payable	15	154
Accrued expenses	(2,906)	(927)
Income tax payable	28	34
Net cash used in operating activities	(8,248)	(2,605)

Effect of exchange rate changes on cash and equivalents	380	(47)

Net decrease in cash	(7,868)	(2,652)
Cash and equivalents, beginning of period	26,249	29,908
Cash and equivalents, end of period	$18,381	$27,256

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$57	$69

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED)

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

On December 21, 2005, Capital became a wholly owned subsidiary of China 3C through a reverse merger (the “Merger Transaction”). China 3C acquired all of the issued and outstanding capital stock of Capital pursuant to a Merger Agreement dated December 21, 2005 by and among China 3C , XY Acquisition Corporation, Capital and the shareholders of Capital (the “Merger Agreement”). Pursuant to the Merger Agreement, Capital became a wholly owned subsidiary of China 3C and, in exchange for the Capital shares, China 3C issued 35,000,000 shares of its common stock to the shareholders of Capital, representing 93% of the issued and outstanding capital stock of China 3C at that time and cash of $500.

On August 3, 2006, Capital completed the acquisition of 100% of the equity of Sanhe in exchange for a combination of cash and stock transaction valued at $8,750 in aggregate (consisted of 915,751 newly issued shares of the Company’s common stock and $5,000 in cash).

On November 28, 2006, Capital completed the acquisition of 100% of the equity of Joy & Harmony in exchange for a combination of cash and stock valued at $18,500 in aggregate (consisted of 2,723,110 shares of the Company’s common stock and $7,500 in cash).

On August 15, 2007, the Company changed its ownership structure. As a result, instead of Capital owning 100% of Zhejiang, Capital entered into contractual agreements with Zhejiang whereby Capital owns a 100% interest in the revenues of Zhejiang. Capital does not have an equity interest in Zhejiang, but enjoys all the economic benefits. Under this structure, Zhejiang is now a wholly foreign owned enterprise (“WFOE”) of Capital. The contractual agreements give Capital and its equity owners the obligation to absorb any losses and the rights to receive returns. Capital will be unable to make significant decisions about the activities of Zhejiang and cannot carry out its principal activities without financial support. These characteristics as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation of Variable Interest Entities (“VIEs”), qualify the business operations of Zhejiang to be consolidated with Capital and ultimately with China 3C.

On July 6, 2009, China 3C and its subsidiary Zhejiang and Yiwu purchased 100% of Jinhua for RMB 120 million (approximately $17,500) in cash.  Zhejiang acquired 90% and Yiwu acquired 10% of the equity interests in Jinhua.

Following the acquisition of Jinhua, the Company began providing logistic service to businesses in addition to its traditional business of resale and distribution of third party products such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPods, electronic dictionaries, CD players, radios and audio systems.

ORGANIZATIONAL CHART

China 3C Group
(Nevada Company)
100% Equity Ownership
Capital Future
Development Limited
("Capital")
100% Equity Ownership
100% Equity Ownership
Contractual agreements
Shanghai Joy &
Harmony Electronics
Company Limited
("Joy & Harmony")
Hangzhou Sanhe
Electronic
Technology Limited
("Sanhe")
Zhejiang Yong Xin Digital
Technology Company Limited
("Zhejiang")
(PRC)
90% Equity Ownership
100% Equity Ownership
10% Equity
10% Equity
10% Equity
Hangzhou Wang Da
Electronics
Company, Limited
("Wang Da")
Yiwu Yong Xin
Telecommunication
Company, Limited
("Yiwu")
Jinhua Baofa
Logistic
Company, Limited
("Jinhua")
Hangzhou Letong
Digital Technology
Company, Limited.
("Letong")

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  The Company’s functional currency is the Chinese Renminbi (“RMB”), however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“$”, or “USD”).

Principles of Consolidation

The consolidated financial statements include the accounts of China 3C and its wholly owned subsidiaries Capital, Wang Da, Yiwu, Joy & Harmony, Sanhe and Jinhua and variable interest entity Zhejiang, collectively referred to as the Company, unless the context indicates otherwise. All material intercompany accounts, transactions and profits were eliminated in consolidation.

Reclassifications

Certain prior period amounts were reclassified to conform to current period presentation, none of which changed total assets, liabilities, stockholder’s equity, net loss, or net loss per share.

Currency Translation

The accounts of Zhejiang, Wang Da, Yiwu, Sanhe, Joy & Harmony and Jinhua were maintained, and its financial statements were expressed, in RMB. Such financial statements were translated into USD in accordance with FASB ASC 830-10, “Foreign Currency Translation,” with the RMB as the functional currency. According to FASB ASC Topic 830-10, assets and liabilities were translated at the ending exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported as other comprehensive income in accordance with FASB ASC Topic 220, “Reporting Comprehensive Income,” as a component of shareholders’ equity. Transaction gains and losses are reflected in the consolidated income (loss) and comprehensive income (loss) statement.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts was $589 (unaudited) and $441 as of March 31, 2011 and December 31, 2010, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market value.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of March 31, 2011 and December 31, 2010, inventory consisted entirely of finished goods valued at $7,571 (unaudited) and $7,284, respectively.

Property, Plant and Equipment, net

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

Automotive	5 years

Office Equipment	5 years

As of March 31, 2011 and December 31, 2010, property and equipment consisted of the following:

	2011	2010
	(Unaudited)
Automotive	$738	$738
Office equipment	195	195
Leasehold improvement	65	65
Plant and Equipment	3	3
Sub Total	1,001	1,001
Less: accumulated depreciation	(834)	(810)
Total	$167	$191

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360 “Property, Plant and Equipment”, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2011 (unaudited) and December 31, 2010, there were no significant impairments of its long-lived assets.

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

1.
Retail. 68.7% and 69.2% of the Company's revenue came from sales to individual customers at outlets installed inside department stores etc. (i.e. store in store model) during the first three months of 2011 and 2010, respectively, and was mainly achieved through two broad categories:

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

2.
Wholesale. 31.3% and 30.8% of the Company's revenue came from wholesale during the first three months of 2011 and 2010, respectively. Recognition of income in wholesales is based on the contract terms. The main contract terms on wholesale agreed that payments be paid 15 days after receipt of goods and that ownership and all risks associated with the goods are transferred to the customers on the date of goods received and payments will be made 15 days therefrom.

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

Return policies

Our return policy complies with China’s laws and regulations on consumer’s rights and product quality. In accordance with Chinese law, consumers can return or exchange used products within seven days only if the goods do not meet safety and health requirements, endanger a person’s property, or do not meet the advertised performance. If the conditions and requirements as set out in the relevant laws and regulations are met, the retail stores are entitled to accept a return of the goods from the consumer. In such cases, the Company shall accept the returns unconditionally. Goods returned will be redirected to the production factory or supplier who shall bear all losses on the returns in accordance the laws and regulations. Consumer returns or exchanges of products that have not been used, where the packaging has not been damaged, are honored if such return or exchange is within seven days. If a consumer returns a product, the Company must refund the invoice price to the consumer. The Company will then be responsible for returning the goods to the production factory or supplier. At that time the Company can recover the price based on the purchase and sale contract with the producer or supplier. However, when goods are returned, the Company loses the gross profit margin that it records when revenue is recognized, regardless of whether the production factory or supplier takes the product back or not.

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

Shipping and handling fees

The Company follows FASB ASC 605-45, “Handling Costs, Shipping Costs”.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of General and administrative expenses. During the three months ended March 31, 2011 and 2010, the Company incurred shipping and handling fees and costs of $53 and $51, respectively.

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

Management fees paid to the department stores under “store in store” model

Under the “store in store” business operation model, the Company may pay management fees to the department stores, which are in the form of service charges or “selling at an allowance (discount)”. The management fees are accounted for (1) in the form of service charges which are reflected in general and administrative expenses, or (2) in the form of “selling at an allowance (discount)”, as a deduction from sales, which means, the expenses are directly deducted at a certain percentage on sales. Such management fees were $261 and $136 in general and administrative expenses and deductions of $1,206 and $1,260 in sales for 2011 and 2010, respectively.

Share Based Payment

The Company follows FASB ASC 718-10, “Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

 Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $123 and $86 for the three months ended March 31, 2011 and 2010, respectively.

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

Basic and Diluted (Loss) per Share

(Loss) per share are calculated in accordance with FASB ASC Topic 260, “Earnings per Share”. Basic earnings (loss) per share are based upon the weighted average number of common shares outstanding. Diluted earnings (losses) per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. If convertible shares and stock options are anti-dilutive, the impact of conversion is not included in the diluted net income (loss) per share. Excluded from the calculation of diluted (loss) per share for the three months ended March 31, 2011 and 2010 was 50,000 and 100,000 options, as they were not dilutive.

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

Recent Accounting Pronouncements

FASB ASC Topic 860 “Transfers and Servicing” requires more information about transfers of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. ASC 860 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of this statement had no material effect on the Company’s financial statements.

Revisions under FASB ASC Topic 810 “Consolidation”, revises how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under ASC 810, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASC 810 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of ASC 810 had no impact on our financial statements.

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

Note 3 – ADVANCES TO SUPPLIERS

Advances to suppliers represent advance payments to suppliers for the purchase of inventory.

Note 4– ACCRUED EXPENSES

Accrued expenses as of March 31, 2011 (unaudited) and December 31, 2010 consist of the following:

	2011	2010

Accrued expenses and other payables	$1,713	$4,512
VAT tax payable (receivable)	(89)	24
Advance from customers	24	-
Total	$1,648	$4,536

Note 5 - COMMON STOCK

On January 17, 2011, China 3C entered into a Registered Trademark Transfer Agreement to purchase the registered trademark, “Lotour.”  The registered term of the trademark expires on July 6, 2020.  The total consideration for the purchase of the trademark was RMB 2,280,000 (approximately $346), which was paid in the form of 1.08 million shares of the Company’s common stock, using a price of $0.32 per share.

On January 20, 2011, Zhejiang entered into a Design and Development Engagement Agreement to design and develop an electronic book product under the brand name “Lotour.” The total consideration for the design and development of the electronic book product is RMB 3,160,000 (approximately $480), which was paid in the form of 1.6 million shares of the Company’s common stock, using a price of $0.30 per share. The term of the Development Agreement is from January 20, 2011 to July 19, 2011.

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

 Outstanding options by exercise price consisted of the following as of March 31, 2011.

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$4.16	50,000	7.25	$4.16	50,000	$4.16

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

Note 8 - INCOME TAXES

The Company, through its subsidiaries, Zhejiang, Wang Da, Sanhe, Joy & Harmony, Yiwu and Jinhua is governed by the Income Tax Laws of the PRC.

China 3C, which is a U.S. entity, is subject to the US Federal income tax at 34%. China 3C has incurred net accumulated operating losses of approximately $3,941 as of March 31, 2011 for income tax purposes. China 3C does not conduct any operations and only incurs expenses related to the public entity such as legal, accounting and investor relations, etc.  Therefore, it is more likely than not that all of the Company’s deferred tax assets will not be realized. A 100% allowance was recorded on the deferred tax asset of approximately $1,340 as of March 31, 2011.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalty associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended March 31, 2011 and 2010.

Pursuant to the PRC Income Tax Laws, from January 1, 2008, the Enterprise Income Tax (“EIT”) is calculated against the net income in a fiscal year at a statutory rate of 25%.

The following details a reconciliation of income tax expense for the three months ended March 31, 2011 and 2010:

2011	U.S.	State	International	Total
Current	$-	$-	$90	$90
Deferred	-	-	-	-
Total	$-	$-	$90	$90

2010	U.S.	State	International	Total
Current	$-	$-	$107	$107
Deferred	-	-	-	-
Total	$-	$-	$107	$107

During the three months ended March 31, 2011, Wang Da, Sanhe, Joy & Harmony and Yiwu had operating losses and therefore no income tax expense. Yongxin was the only subsidiary having operating income and therefore had nominal income tax expenses of $71. Jinhua also incurred income tax expenses of $19 since it uses simplified tax, which imposes taxes on sales instead of operating income.

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate for the three months ended March 31, 2011 and 2010 is as follows:

	2011	2010
(Credit) tax at US statutory rate	(34.0)%	(34.0)%
Tax rate difference	7.6%	9.0%
Other	1.6%	-
Valuation allowance	26.9%	30.9%
Effective rate	2.1%	5.9%

Note 9 - COMMITMENTS

The Company leases office facilities under operating leases that terminate through 2014. Rent expense for the three months ended March 31, 2011 and 2010 was $127 and $136, respectively. The future minimum obligations under these agreements are as follows by years as of March 31, 2011:

2012	$190
2013	74
2014	12
$276

Note 10 - STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a WFOE’s income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves and statutory public welfare fund. Prior to January 1, 2006, the proportion of allocation for reserve was 10 percent of the profit after tax to the surplus reserve fund and additional 5-10 percent to the public affair fund. The public welfare fund reserve was limited to 50 percent of the registered capital. Effective January 1, 2006, there is now only one fund requirement. The reserve is 10 percent of income after tax, not to exceed 50 percent of registered capital.

Statutory reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2011, the Company had allocated $11,543 to these non-distributable reserve funds.

Note 11 - OTHER COMPREHENSIVE INCOME

The detail of other comprehensive income, all of which arose from foreign currency translation, as included in stockholders’ equity at March 31, 2011 (unaudited) and December 31, 2010 are as follows:

	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income
Balance at January 1, 2009	$5,272	$5,272
Change for 2009	(92)	(92)
Balance at December 31, 2009	$5,180	$5,180
Change for 2010	1,526	1,526
Balance at December 31, 2010	$6,706	$6,706
Change for three months ended March 31, 2011	246	246
Balance at March 31, 2011	$6,952	$6,952

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

Note 13 - MAJOR CUSTOMERS AND CREDIT RISK

During the three months ended March 31, 2011 and 2010, no single customer accounted for more than 10% of the Company’s sales or accounts receivable and no single vendor accounted for more than 10% of the Company’s purchases.

Note 14 -   SEGMENT INFORMATION

We separately operate and prepare accounting and other financial reports to management for five major business organizations: Wang Da, Sanhe, Yiwu, Joy & Harmony and Jinhua. Each operating company has different products and service.  Wang Da sells mainly mobile phones, Sanhe sells mainly home appliances, Yiwu sells mainly office communication products, Joy & Harmony sells mainly consumer electronics and Jinhua provides transportation logistics to businesses. All segments are accounted for using the same principles as described in Note 2.

We identified five reportable segments required by FASB ASC Topic 280: (1) mobile phones, (2) home electronics, (3) office communication products, (4) consumer electronics and (5) logistics.

The following tables present summarized information by segment:

	Three Months Ended March 31, 2011
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
Sales, net	$9,045	$10,848	$11,463	$4,126	$2,202	$203	$37,887
Cost of sales	8,962	9,984	10,798	3,844	2,294	181	36,063
Gross profit (loss)	83	864	665	282	(92)	22	1,824
Loss from operations	(772)	(969)	(745)	(345)	(441)	(969)	(4,241)

	Three Months Ended March 31, 2010
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
Sales, net	$10,499	$11,312	$6,178	$9,934	$2,641	$234	$40,798
Cost of sales	9,731	10,077	5,671	9,696	2,045	213	37,433
Gross profit	768	1,235	507	238	596	21	3,365
Income (loss) from operations	(446)	(516)	(210)	(508)	250	(419)	(1,849)

Total assets by segment as of March 31, 2011 (unaudited) and December 31, 2010 are as follows:

	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
2011	$9,755	$9,359	$10,103	$9,559	$3,946	$24,570	$67,292
2010	$12,286	$10,481	$10,993	$9,967	$4,705	$24,699	$73,131

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

Overview (All dollar amounts in thousands)

China 3C Group (including its subsidiaries unless the context indicates otherwise, “China 3C,” the “Company,” “we,” “us,” or “our”) was incorporated on August, 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited (“Capital”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang Yong Xin Digital Technology Company Limited (“Zhejiang”), Yiwu Yong Xin Communication Limited (“Yiwu”), Hangzhou Wandda Electronics Company Limited (“Wang Da”), Hangzhou Sanhe Electronic Technology, Limited (“Sanhe”), and Shanghai Joy & Harmony Electronic Development Company Limited (“Joy & Harmony”) were incorporated under the laws of the Peoples Republic of China (“PRC” or “China”) on July 11, 2005, July 18, 1997, March 30, 1998, April 12, 2004, and August 25, 2003, respectively. China 3C owns 100% of Capital and Capital own 100% of the capital stock of Joy & Harmony and Sanhe. Until August 14, 2007, when it made the change to its ownership structure described in the next paragraph in order to comply with certain requirements of PRC law, Capital owned 100% of the capital stock of Zhenjiang. Zhejiang owns 90% and Yiwu owns 10% of Wang Da. Zhejiang owns 90% and Wang Da owns 10% of Yiwu. On March 10, 2009 Zhejiang set up a new operating entity, Hangzhou Letong Digital Technology Co., Ltd. (“Letong”) to establish an electronic retail franchise operation for China 3C Group. On July 6, 2009, Zhejiang and Yiwu acquired Jinhua Baofa Logistic Limited (“Jinhua”). Jinhua was incorporated under the laws of PRC on December 27, 2001.

On December 21, 2005, Capital became a wholly owned subsidiary of China 3C through a merger with a wholly owned subsidiary of the Company (the “Merger Transaction”). China 3C acquired all of the issued and outstanding capital stock of Capital pursuant to a Merger Agreement dated at December 21, 2005 by and among China 3C, XY Acquisition Corporation, Capital and the shareholders of Capital (the “Merger Agreement”). Pursuant to the Merger Agreement, Capital became a wholly owned subsidiary of China 3C and, for the Capital shares, China 3C issued 35,000,000 shares of its common stock to the shareholders of Capital, representing 93% of the issued and outstanding capital stock of China 3C at that time and cash of $500. On August 15, 2007, to comply with the requirements of PRC law, the Company recapitalized its ownership structure. As a result, instead of Capital owning 100% of Zhejiang as previously was the case, Capital entered into contractual agreements with Zhejiang whereby Capital owns a 100% interest in the revenues of Zhejiang. Capital does not have an equity interest in Zhejiang, but is deemed to have all the economic benefits and liabilities by contract. Under this structure, Zhejiang is now a wholly foreign owned enterprise (”WFOE”) of Capital. The contractual agreements give Capital and its equity owners an obligation to absorb any losses, and rights to receive revenue. Capital will be unable to make significant decisions about the activities of Zhejiang and can not carry out its principal activities without financial support. These characteristics as defined in FASB ASC Topic 810, Consolidation of Variable Interest Entities (“VIEs”), qualifies the business operations of Zhejiang to be consolidated with Capital and ultimately with China 3C.

On August 3, 2006, Capital completed the acquisition of 100% of the equity of Sanhe in exchange for a combination of cash and stock transaction valued at $8,750 in aggregate (consisted of 915,751 newly issued shares of the Company’s common stock and $5,000 in cash).

On November 28, 2006, Capital completed the acquisition of 100% of the equity of Joy & Harmony in exchange for a combination of cash and stock valued at $18,500 in aggregate (consisted of 2,723,110 shares of the Company’s common stock and $7,500 in cash).

On July 6, 2009, Zhejiang and Yiwu acquired Jinhua, a company organized under the laws of the PRC. Zhejiang acquired 90% and Yiwu acquired 10% of the entire equity interests in Jinhua from the shareholders of Jinhua for RMB 120,000,000 (approximately $17,500) in cash.

Yiwu, Wangda, Sanhe and Joy & Harmony are engaged in the resale and distribution of third party products and generate approximately 100% of their revenue from resale of items such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPod, electronic dictionaries, CD players, radios, and audio systems. We sell and distribute products through retail stores and secondary distributors. We operate most of our retail operations through our “store in store” model. Under this model, the Company leases space in major department stores and retailers. Leasing costs can vary based on a percentage of sales, or can be fixed. In the three months ended March 31, 2011 and 2010, all of our stores in stores leases were variable based on sales.

In 2009, Zhejiang started establishing direct electronic retail stores and franchise operation. As of March 31, 2011, there are three direct stores and two franchise stores in operation.

Following the acquisition of Jinhua, the Company began providing logistical services to businesses in addition to its traditional business of resale and distribution of third party products such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPods, electronic dictionaries, CD players, radios and audio systems.

Results of Operations for the Three months Ended March 31, 2011 and 2010

Reportable Operating Segments

The Company reports financial and operating information in the following five segments:

a)	Yiwu

b)	Wang Da

c)	Sanhe

d)	Joy & Harmony

e)	Jinhua

a)	Yiwu

Yiwu focuses on the selling, circulation and modern logistics of fax machines and cord phone products.

	Three months ended March 31,		Percentage
Yiwu	2011	2010	Change
Revenue	$4,126	$6,178	(33.2)%
Gross Profit	282	507	(44.4)%
Gross Profit Margin	6.8%	8.2%	(1.4)%
Operating Loss	(345)	(210)	(64.3)%

For the three months ended March 31, 2011, Yiwu generated revenue of $4,126, a decrease of $2,052 or 33.2% compared to $6,178 for the three months ended March 31, 2010. The decrease was a result of lower market demand for office appliances such as fax machines and telephones.

Gross profit decreased $225 or 44.4% from $507 for the three months ended March 31, 2010 to $282 for the three months ended March 31, 2011. Gross profit margin decreased 1.4% from 8.2% in the three months ended March 31, 2010 to 6.8% in the three months ended March 31, 2011. The decrease was a result of increased promotion events in the first quarter of 2011 to maintain market share. Lower gross profit margin was also due to shrinking demand. Since market demand decreased, Yiwu did not have the bargaining power to increase unit sales price as much as the increase in purchase costs of office appliances.

Operating loss was $345 for the three months ended March 31, 2011, an increase of $135 or 64.3% compared to $210 for the three months ended March 31, 2010. Operating loss increased primarily due to decreased gross profit, an increase in labor cost and management fees paid to department stores.

b)	Wang Da

Wang Da focuses on the selling, circulation and modern logistics of cell phones, cell phones products, and digital products, including digital cameras, digital camcorders, PDAs, flash disks, and removable hard disks.

	Three months ended March 31,		Percentage
Wang Da	2011	2010	Change
Revenue	$11,463	$10,499	9.2%
Gross Profit	665	768	(13.4)%
Gross Profit Margin	5.8%	7.3%	(1.5)%
Operating Loss	(745)	(446)	(67.0)%

For the three months ended March 31, 2011, Wang Da generated revenue of $11,463, an increase of $964 or 9.2% compared to $10,499 for the three months ended March 31, 2010. The increase in revenue was primarily due to a higher percentage of sales from international brands such as Nokia and Motorola, which usually have a higher unit price compared to domestic brands.

Gross profit decreased $103 or 13.4% from $768 for the three months ended March 31, 2010 to $665 for the three months ended March 31, 2011. Gross profit margin decreased from 7.3% in the three months ended March 31, 2010 to 5.8% in the three months ended March 31, 2011, a decrease of 1.5%.  The decrease in gross profit and gross profit margin was due to the decrease in demand of domestic cell phones, which had a higher gross profit margin than brand name cell phones. Most domestic cell phones do not offer data service compared to brand name cell phones such as Nokia, Motorola and Samsung, which caused the demand for domestic cell phones to decrease.

Operating loss was $745 for the three months ended March 31, 2011, a decrease of $299 or 67.0% compared to $446 for the three months ended March 31, 2010. Operating income decreased primarily due to decreased gross profit and increased operating expenses including an increase in base salary for all staff and an increase in management fees paid to the department stores.

c)	Sanhe

Sanhe focuses on the selling, circulation and modern logistics of home electronics, including DVD players, audio systems, speakers, televisions and air conditioners.

	Three months ended March 31,		Percentage
Sanhe	2011	2010	Change
Revenue	$10,848	$11,312	(4.1)%
Gross Profit	864	1,235	(30.0)%
Gross Profit Margin	8.0%	10.9%	(2.9)%
Operating Loss	(969)	(516)	(87.8)%

For the three months ended March 31, 20011, Sanhe generated revenue of $10,848, a decrease of $464 or 4.1% compared to $11,312 for the three months ended March 31, 2010. The decrease was a result of decline in market demand of DVD players and speakers.

Gross profit decreased $371 or 30.0% from $1,235 for the three months ended March 31, 2010 to $864 for the three months ended March 31, 2011. Gross profit margin decreased from 10.9% in 2010 to 8.0% in 2011, a decrease of 2.9%. The decrease was a result of higher sales volume of televisions in the first quarter of 2011 compared to higher sales in DVD players and speakers in the first quarter of 2010, which have higher gross profit margin compared to other home electronics products.

 Operating loss was $969 for the three months ended March 31, 2011, an increase of $453 or 87.8% compared to $516 for the three months ended March 31, 2010. Operating loss increased primarily due to decreased gross profit and increased operating expenses including an increase in base salary for all staff and an increase in management fees paid to the department stores.

d)	Joy & Harmony

Joy & Harmony focuses on the selling, circulation and modern logistics of consumer electronics, including MP3 players, MP4 players, iPods, electronic dictionaries, and radios.

	Three months ended March 31,		Percentage
Joy & Harmony	2011	2010	Change
Revenue	$9,045	$9,934	(8.9)%
Gross Profit	83	238	(65.1)%
Gross Profit Margin	0.9%	2.4%	(1.5)%
Operating Loss	(772)	(508)	(52.0)%

For the three months ended March 31, 2011, Joy & Harmony generated revenue of $9,045, a decrease of $889 or 8.9% compared to $9,934 for the three months ended March 31, 2010. Gross profit decreased $155 or 65.1% from $238 for the three months ended March 31, 2010 to $83 for the three months ended March 31, 2011. Gross profit margin decreased from 2.4% in 2010 to 0.9% in 2011, a decrease of 1.5%.  The decrease in revenue was due to a lower demand for small digital products such as MP3 and MP4. The decrease in gross profit margin was primarily due to a higher percentage of sales from international brands, which usually have lower profit margin than domestic brands.

Operating loss was $772 for the three months ended March 31, 2011, an increase of $264 or 52.0% compared to $508 for the three months ended March 31, 2010. Operating loss increased primarily due to decreased gross profit and increased operating expenses including an increase in base salary for all staff and management fees paid to the department stores.

e)	Jinhua

Jinhua provides transportation service to business and transports freight, including electronics, machinery and equipment, metal products, chemical materials, garments and handicraft goods, in more than 20 cities in Eastern China. Its transportation services cover many of the most developed cities in Eastern China such as Shanghai, Hangzhou and Nanjing.

	Three months ended March 31,		Percentage
Jinhua	2011	2010	Change
Revenue	$2,202	$2,641	(16.6)%
Gross Profit	(92)	596	(115.4)%
Gross Profit Margin	(4.2)%	22.6%	(26.7)%
Operating (Loss)/Income	(441)	250	(276.4)%

Revenue decreased from $2,641 for the three months ended March 31, 2010 to $2,202 for the three months ended March 31, 2011. Gross profit margin decreased 26.7% from 22.6% for the three months ended March 31, 2010 to (4.2)% for the three months ended March 31, 2011. The logistics industry is experiencing a downturn. While the fuel cost and labor cost continue to rise, and toll rates remain high, the price for transportation did not increase accordingly. Therefore, revenue and gross profit margin decreased. Operating income decreased primarily due to decreased gross profit margin. Higher operating expenses, labor cost in particular, also caused operating income to decrease.

Net Sales

Net sales for the three months ended March 31, 2011 decreased by 7.1%, to $37,887 compared to $40,798 for the three months ended March 31, 2010. Management believes the sales decrease was a result of various factors including a slowdown in the retail markets in general, weaker demand for consumer and business electronics as well as the pressure of increased competitions from supermarkets, internet commerce as well as increased TV shopping networks.

Cost of Sales

Cost of sales for the three months ended March 31, 2011 was $36,063 compared to $37,433 for the three months ended March 31, 2010, a decrease of 3.7%. The decreased cost of sales for the three months was a result of the decrease in sales from the comparable period. In addition, higher fuel cost and higher cost of consumer electronics also contributed to the increased cost of sales.

Gross Profit Margin

Gross profit margin for the three months ended March 31, 2011 was 4.8% compared to 8.2% for the three months ended March 31, 2010. The lower gross profit margin was primarily due to the decreased unit sales prices of consumer and business electronics in the competitive market in China. In addition, international brand name electronics represented a higher percentage of sales in the first three months of 2011 compared to 2010. The increased sales of brand name electronics led to lower gross profit margin since brand name electronics have lower gross profit margins compared to domestic products.. For the logistics segment, the decrease in gross profit margin was primarily due to increased fuel cost.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2011 were $6,065 or 16.0% of net sales, compared to $5,214 or 12.8% of net sales for the three months ended March 31, 2010, an increase of 3.2% of sales. The increase in general and administrative expenses for the first quarter was primarily due to an increase in labor cost.

Loss from Operations

Operating loss for the three months ended March 31, 2011 was $4,241 or 11.2% of net sales compared to $1,849 or 4.5% of net sales for the three months ended March 31, 2010, an increase of 6.7%. Lower sales, lower gross profit margin as well as increased operating expenses were the key factors for the increase in loss from operations during the three months ended March 31, 2011 compared to 2010.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2011 was $90 compared to $107 for the three months ended March 31, 2010. Income tax expense was not significant due to Yiwu, Wang Da, Joy & Harmony and Sanhe having losses in the three months of 2011 and 2010. Zhejiang was the only subsidiary having operating income and the amount was not significant in the three months of 2011 and 2010. In addition, although Jinhua had operating lossess, Jinhua still incurred nominal income tax expenses because Jinhua uses simplified tax system.

Net Loss

Net loss was $4,459 or 11.7% of net sales for the three months ended March 31, 2011 compared to $1,927 or 4.7% of net sales for the three months ended March 31, 2010, an increase of 131.4%. Decreased sales revenue, lower gross profit margin and higher operating expenses were the critical factors which contributed to the decrease in net income.

Liquidity and Capital Resources

Operations and liquidity needs are funded primarily through cash flows from operations. Cash and equivalents were $18,381 at March 31, 2011, compared to $27,256 at March 31, 2010, and compared to $26,249 at December 31, 2010.

We believe the funds available to us are adequate to meet our operating needs for the remainder of 2011.

Our cash flows for the three month periods are summarized as follows:

	Three months ended March 31,
	2011	2010
Net cash (used in) operating activities	$(8,248)	$(2,605)
Effect of exchange rate change on cash and equivalents	380	(47)
Net decrease in cash and equivalents	(7,868)	(2,652)
Cash and equivalents at beginning of period	26,249	29,908
Cash and equivalents at end period	$18,381	$27,256

Operating Activities

Net cash used in operating activities was $8,248 for the three months ended March 31, 2011 compared to $2,605 for the three months ended March 31, 2010, a 216.7% increase.  The increase was mainly attributable to several factors, including (i) net loss of $4,459; (ii) increase in accounts receivable of $1,997, (iii) decrease in accounts payable and accrued expenses of $2,891,offset by the decrease in prepaid expenses and other current asset of $194 in the three months ended March 31, 2011, and add back stock compensation of $609.

	Three months ended March 31,
	2011	2010	Percentage Change

Sales, Net	$37,887	$40,798	(7.1)%

Accounts receivable	$13,100	$17,981	(27.1)%

Accounts receivable decreased 27.1% in the first quarter of 2011 while sales decreased 7.1%. Management monitors and periodically assesses the collectability of accounts receivable to ensure the allowance for bad debt account is reasonably estimated. Collection of debt is based on the terms of legal binding documents. Our account receivable department has periodically reviewed the allowance for doubtful accounts. The bad debt allowance is based on the aging of receivables, credit history and credit quality of the customers, the term of the contracts as well as the balance outstanding. If an account receivable item is considered probable to be uncollectible, it will be charged to bad debts immediately.

 Capital Expenditures

We did not have any capital expenditure for the first three months of 2011 and 2010.

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

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

Inflation

Neither inflation nor changing prices has had a material impact on the Company’s net sales, revenues or continuing operations during the past three fiscal years.

After Sales Service

The after-sales services we provide to our customers are primarily repair and maintenance. If a customer buys a product from us and needs repairs, we can usually arrange to have the manufacturer repair the product. In certain cases, clerks in our stores are able to make the repairs directly.

Tabular Disclosure of Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2011:

	Payment Due by Period
		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	3-5 years	5 years
Operating lease obligations	$278	$190	$87	$1	$-

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the US dollar and foreign currencies, primarily the RMB, could adversely affect our financial results. During the first quarter ended March 31, 2011, all of our sales were denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in US dollars, if there is an increase in the rate at which a foreign currency is exchanged for US dollars, it will require more of the foreign currency to equal a specified amount of US dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in US dollars than we did before the rate increase went into effect. If we price our products in US dollars and competitors price their products in local currency, an increase in the relative strength of the US dollar could result in our price not being competitive in a market where business is transacted in the local currency.

All of our sales denominated in foreign currencies are denominated in RMB. Our principal exchange rate risk therefore exists between the US dollar and this currency. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our combined consolidated financial statements. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

Interest Rate Risk

Changes in interest rates may affect the interest paid (or earned) and therefore affect our cash flows and results of operations. However, we do not believe that this interest rate change risk is significant.

Currency Exchange Fluctuations

All of the Company’s revenues are denominated in US dollars, while its expenses are denominated primarily in RMB. The value of the RMB-to-US dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of RMB into foreign currencies, including US dollars, has been based on rates set by the People’s Bank of China (“PBOC”), which are set daily based on the previous day’s inter-bank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of RMB to US dollars had generally been stable and the RMB had appreciated slightly against the US dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of RMB to the US dollar. Under the new policy, RMB may fluctuate within a narrow and managed band against a basket of certain foreign currencies. Recently there has been increased political pressure on the Chinese government to decouple the RMB from the United States dollar. At the recent quarterly regular meeting of PBOC, its Currency Policy Committee affirmed the effects of the reform on RMB exchange rate. Since February 2006, the new currency rate system has been operated; the currency rate of RMB has become more flexible while basically maintaining stable and the expectation for a larger appreciation range is shrinking. The Company has never engaged in currency hedging operations and has no present intention to do so.

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


The Company’s business is characterized by rapid technological change, new product and service development, and evolving industry standards and regulations. Inherent in the Company’s business are various risks and uncertainties, including the impact from the volatility of the stock market, limited operating history, uncertain profitability and the ability to raise additional capital.


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

	If the Company is unable to derive any revenues from Greater China, it would have a significant, financially disruptive effect on the normal operations of the Company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures as of March 31, 2011, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of 2011 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the Risk Factors previously disclosed in the Company’s Form 10-K for its fiscal year ended December 31, 2010.

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

CHINA 3C GROUP

Date: June 21, 2011	By:	/s/ Zhenggang Wang
Name: Zhenggang Wang
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: June 21, 2011	By:	/s/ Weiping Wang
Name: Weiping Wang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).