Form 10-Q
period 2011-06-30
China 3C Group
filed 2011-08-15
CIK 1076784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2011

or

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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule No 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 15, 2011, the registrant had 58,511,327 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets:
Cash and equivalents	$17,330	$26,249
Accounts receivable, net	10,991	11,026
Inventories	7,245	7,284
Advances to suppliers	2,243	2,201
Taxes receivable	127	1,200
Prepaid expenses and other current assets	644	591
Total current assets	38,580	48,551

Property, plant and equipment, net	118	191
Intangible asset, net	12,767	13,153
Goodwill	11,229	11,229
Refundable deposits	15	7
Total assets	$62,709	$73,131

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$4,588	$4,139
Accrued expenses	1,827	4,536
Income tax payable	745	736
Total liabilities	7,160	9,411

Stockholders' equity
Common stock, $0.001 par value, 100,000,000 million shares authorized, 58,511,327 and 54,831,327 issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	59	55
Additional paid-in capital	21,344	20,252
Subscription receivable	(50)	(50)
Statutory reserve	11,543	11,543
Other comprehensive income	7,401	6,706
Retained earnings	15,252	25,214
Total stockholders' equity	55,549	63,720
Total liabilities and stockholders' equity	$62,709	$73,131

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
SIX MONTHS ENDED JUNE 30, 2011 and 2010 (UNAUDITED)
(in thousands)

	2011	2010
Net sales	$71,474	$78,226
Cost of sales	68,368	70,939
Gross profit	3,106	7,287
Selling, general and administrative expenses	13,004	10,702
Loss from operations	(9,898)	(3,415)

Other (income) expense
Interest income	(37)	(47)
Other income	(2)	(7)
Other expense	205	44
Total other (income) expense	166	(10)

Loss before income taxes	(10,064)	(3,405)
Provision for income taxes	129	190
Net loss	(10,193)	(3,595)
Foreign currency translation adjustments	694	48
Comprehensive loss	$(9,499)	$(3,547)

Net loss available to common shareholders per share:
Basic and Diluted	$(0.18)	$(0.07)

Weighted average shares outstanding:
Basic and Diluted	57,678,399	54,831,327

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
THREE MONTHS ENDED JUNE 30, 2011 and 2010 (UNAUDITED)
(in thousands)

	2011	2010
Net sales	$33,588	$37,428
Cost of sales	32,305	33,506
Gross profit	1,283	3,922
Selling, general and administrative expenses	6,939	5,488
Loss from operations	(5,656)	(1,566)

Other (income) expense
Interest income	(16)	(22)
Other income	(1)	(3)
Other expense	57	44
Total other (income) expense	40	19

Loss before income taxes	(5,696)	(1,585)
Provision for income taxes	38	83
Net loss	(5,734)	(1,668)
Foreign currency translation adjustments	449	40
Comprehensive loss	$(5,285)	$(1,628)

Net loss available to common shareholders per share:
Basic and Diluted	$(0.10)	$(0.03)

Weighted average shares outstanding:
Basic and Diluted	58,511,327	54,831,327

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2011 and 2010 (UNAUDITED)
(in thousands)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,193)	$(3,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	47	11
Amortization of intangible assets	703	702
Stock based compensation	746	251
(Increase) / decrease in assets:
Accounts receivable	251	2,751
Taxes receivable	1,089	-
Inventories	182	7
Prepaid expenses and other current assets	(41)	49
Refundable deposits	(7)	5
Advance to suppliers	2	(103)
(Increase) / decrease in current liabilities:
Advance from customers	-	23
Accounts payable	365	348
Accrued expenses	(2,778)	(1,119)
Income tax payable	(6)	45
Net cash used in operating activities	(9,640)	(625)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2)	(18)
Net cash used in investing activities	(2)	(18)

Effect of exchange rate changes on cash and equivalents	723	(142)

Net decrease in cash	(8,919)	(785)
Cash and equivalents, beginning of period	26,249	29,908
Cash and equivalents, end of period	$17,330	$29,123

Supplemental disclosure of cash flow information:
Income taxes paid	$120	$74
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED)

Note 1 - ORGANIZATION

China 3C Group (including its subsidiaries unless the context indicates otherwise, the “Company,” “China 3C,” “we,” “us,” or “our”) was incorporated on August 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited - BVI (“Capital”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands (“BVI”). Zhejiang Yong Xin Digital Technology Company Limited (“Zhejiang”), Yiwu Yong Xin Communication Limited (“Yiwu”), Hangzhou Wang Da Electronics Company Limited (“Wang Da”), Hangzhou Sanhe Electronic Technology Limited (“Sanhe”), and Shanghai Joy & Harmony Electronics Company Limited (“Joy & Harmony”), Jinhua Baofa Logistic Ltd (“Jinhua”) were incorporated under the laws of Peoples Republic of China (“PRC”) on July 11, 2005, July 18, 1997, March, 30, 1998, April 12, 2004, August 20, 2003 and December 27, 2001, respectively. All dollar amounts are in thousands, unless otherwise indicated.

On December 21, 2005, Capital became a wholly owned subsidiary of China 3C through a reverse merger (the “Merger Transaction”). China 3C acquired all of the issued and outstanding capital stock of Capital pursuant to a Merger Agreement dated December 21, 2005 by and among China 3C, XY Acquisition Corporation, Capital and the shareholders of Capital (the “Merger Agreement”). Pursuant to the Merger Agreement, Capital became a wholly owned subsidiary of China 3C and, in exchange for the Capital shares, China 3C issued 35,000,000 shares of its common stock to the shareholders of Capital, representing 93% of the issued and outstanding capital stock of China 3C at that time and cash of $500.

On August 3, 2006, Capital completed the acquisition of 100% of the equity of Sanhe in exchange for a combination of cash and stock transaction valued at $8,750 (consisting of 915,751 newly issued shares of the Company’s common stock and $5,000 in cash).

On November 28, 2006, Capital completed the acquisition of 100% of the equity of Joy & Harmony in exchange for a combination of cash and stock valued at $18,500 (consisting of 2,723,110 shares of the Company’s common stock and $7,500 in cash).

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

On July 6, 2009, China 3C and its subsidiary Zhejiang and Yiwu purchased 100% of Jinhua for RMB 120 million ($17,500) in cash.  Zhejiang acquired 90% and Yiwu acquired 10% of the equity interests in Jinhua.

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

ORGANIZATIONAL CHART

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  The Company’s functional currency is the Chinese Renminbi (“RMB”), however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“$” or “USD”).

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

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market value.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of June 30, 2011 and December 31, 2010, inventory consisted entirely of finished goods valued at $7,245 and $7,284, respectively.

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

Automotive	5 years
Office Equipment	5 years

As of June 30, 2011 and December 31, 2010, property and equipment consisted of the following:

	2011	2010
Automotive	$706	$738
Office equipment	196	195
Leasehold improvements	3	65
Plant and Equipment	-	3
Sub Total	905	1,001
Less: accumulated depreciation	(787)	(810)
Total	$118	$191

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360 “Property, Plant and Equipment”, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2011 and December 31, 2010, there were no significant impairments of its long-lived assets.

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

1.
Retail. 69.6%, 68.7%, 69.2% , 68.6% of the Company's revenue came from sales to individual customers at outlets installed inside department stores etc. (i.e., store in store model) during the three and six months ended June 30, 2011 and 2010, respectively, and was mainly achieved through two broad categories:

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

2.
Wholesale. 30.4%, 31.3%, 30.8%, 31.4% of the Company's revenue came from wholesale during the three and six months ended June 30, 2011 and 2010, respectively. Recognition of income in wholesales is based on the contract terms. The main contract terms on wholesale agreed that payments be paid 15 days after receipt of goods and that ownership and all risks associated with the goods are transferred to the customers on the date of goods received and payments will be made 15 days therefrom.

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

Return policies

Our return policy complies with China’s laws and regulations on consumer’s rights and product quality. In accordance with Chinese law, consumers can return or exchange used products within seven days only if the goods do not meet safety and health requirements, endanger a person’s property, or do not meet the advertised performance. If the conditions and requirements as set out in the relevant laws and regulations are met, the retail stores are entitled to accept a return of the goods from the consumer. In such cases, the Company shall accept the returns unconditionally. Goods returned will be redirected to the production factory or supplier who shall bear all losses on the returns in accordance the laws and regulations. Consumer returns or exchanges of products that have not been used, where the packaging has not been damaged, are honored if such return or exchange is within seven days. If a consumer returns a product, the Company must refund the invoice price to the consumer. The Company will then be responsible for returning the goods to the production factory or supplier. At that time the Company can recover the price based on the purchase and sale contract with the producer or supplier. However, when goods are returned, the Company loses the profit margin that it records when revenue is recognized, regardless of whether the production factory or supplier takes the product back or not.

The return rights granted to wholesale customers are similar to the rights granted to retail customers. Once wholesale customers purchase products, they follow the same return policy as retail customers. We do not honor returns from wholesale customers except for products which don’t meet laws and regulations or quality requirements. If our wholesale customers have a high inventory level or product obsolescence caused by lower market demands or other operational issues, the wholesale customers bear their own losses. When a wholesale customer returns products, the Company will return the products to the suppliers or manufacturers. A sales return and allowance is recorded at the sales price. Meanwhile, a purchase return and allowance entry is recorded at the invoice price because the suppliers or manufacturers bear the losses. The net effect is that the Company derecognizes the gross profit when a return takes place, but does not record any loss on the cost of the returned item back to the supplier or manufacturer.

In light of the aforesaid PRC laws and regulations and the Company's arrangements with suppliers, we do not provide an accrual for any estimated losses on subsequent sale of the return of products.  As a result we do not assess levels of inventory in the distribution channel, product obsolescence and/or introductions of new products, as none of those factors have any impact on us with respect to estimating losses on subsequent sale of returned goods.  Third party market research report and consumer demand study is not used to make estimates of goods returned.

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

Shipping and handling fees

The Company follows FASB ASC 605-45, “Handling Costs, Shipping Costs”.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of General and administrative expenses. During the three and six months ended June 30, 2011 and 2010, the Company incurred shipping and handling fees and costs of $63, $56, $116 and $107, respectively.

Vendor Discounts

The Company has preferred pricing arrangements with vendors on certain products. These arrangements are not contingent on any levels of volume and are considered vendor discounts as opposed to rebates. The Company records these discounts along with the purchase of the discounted items, resulting in lower inventory cost and a corresponding lower cost of sales as the products are sold.

Management fees paid to the department stores under “store in store” model

Under the “store in store” business operation model, the Company may pay management fees to the department stores, which are in the form of service charges or “selling at an allowance (discount)”. The management fees are accounted for (1) in the form of service charges which are reflected in general and administrative expenses, or (2) in the form of “selling at an allowance (discount)”, as a deduction from sales, which means, the expenses are directly deducted at a certain percentage on sales. Such management fees accounted for general and administrative expenses were $443, $290, $704 and $426 during the three and six months ended June 30, 2011 and 2010 respectively. Management fees recorded as deductions of sales were $1,076, $1,299, $2,282 and $2,559 for the three and six months ended June 30, 2011 and 2010, respectively.

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

 Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $517, $114, $640 and $200 for the three and six months ended June 30, 2011 and 2010.

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

Basic and Diluted (Loss) per Share

(Loss) per share is calculated in accordance with FASB ASC Topic 260, “Earnings per Share”. Basic earnings (loss) per share are based upon the weighted average number of common shares outstanding. Diluted earnings (losses) per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. If convertible shares and stock options are anti-dilutive, the impact of conversion is not included in the diluted net income (loss) per share. Excluded from the calculation of diluted (loss) per share for the three and six months ended June 30, 2011 and 2010 was 50,000 and 100,000 options, as they were not dilutive.

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

In December 2010, the FASB issued ASU 2010-29, “Business Combinations” (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”. This ASU specifies that when financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective for business combinations with acquisition dates on or after January 1, 2011. The adoption of this statement did not have an impact on the Company’s consolidated financial statements.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220):  Presentation of Comprehensive Income.  Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the impact of adopting this statement on the Company’s financial statements.

Note 3 – ADVANCES TO SUPPLIERS

Advances to suppliers represent advance payments to suppliers for the purchase of inventory. As of June 30, 2011, we paid $2,243 advance payments to 14 suppliers, of which one supplier received $310 and ten suppliers received $155 each. The remaining three suppliers received $383 in total.

Note 4– ACCRUED EXPENSES

Accrued expenses as of June 30, 2011 and December 31, 2010 consist of the following:

	2011	2010

Accrued expenses and other payables	$1,757	$4,512
VAT tax payable	70	24
Total	$1,827	$4,536

Accrued expenses include accrued salaries, staff welfare, accrued advertising expenses and rent expenses. Other payables include social insurance payable and miscellaneous tax payable.

Note 5 - COMMON STOCK

On January 17, 2011, China 3C entered into a Registered Trademark Transfer Agreement to purchase the registered trademark, “Lotour.”  The term of the trademark expires on July 6, 2020.  The consideration for the trademark was RMB 2,280,000 ($346), which was paid in the form of 1.08 million shares of the Company’s common stock, at $0.32 per share.

On January 20, 2011, Zhejiang entered into a Design and Development Engagement Agreement to design and develop an electronic book product under the brand name “Lotour.” The total consideration for the design and development of the electronic book product is RMB 3,160,000 ($480), which was paid in the form of 1.6 million shares of the Company’s common stock, at $0.30 per share. The term of the Development Agreement was from January 20, 2011 to July 19, 2011, at which date, the design and development agreement was completed and the “Lotour” electronic book started trial production.

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

 Outstanding options by exercise price consisted of the following as of June 30, 2011.

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$4.16	50,000	6.25	$4.16	50,000	$4.16

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

Note 8 - INCOME TAXES

The Company, through its subsidiaries, Zhejiang, Wang Da, Sanhe, Joy & Harmony, Yiwu and Jinhua is governed by the Income Tax Laws of the PRC.

China 3C, which is a U.S. entity, is subject to the U.S. Federal income tax at 34%. China 3C has incurred net operating losses of $3,527 as of June 30, 2011 for income tax purposes. China 3C does not conduct any operations and only incurs expenses related to the public entity such as legal, accounting and investor relations, etc.  Therefore, it is more likely than not that all of the Company’s deferred tax assets will not be realized. A 100% allowance was recorded on the deferred tax asset of $1,199 as of June 30, 2011.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalty associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and six months ended June 30, 2011 and 2010.

Pursuant to the PRC Income Tax Laws, from January 1, 2008, the Enterprise Income Tax (“EIT”) is calculated against the net income in a fiscal year at a statutory rate of 25%.

The following details a reconciliation of income tax expense for the six months ended June 30, 2011 and 2010:

2011	U.S.	State	International	Total
Current	$-	$-	$129	$129
Deferred	-	-	-	-
Total	$-	$-	$129	$129

2010	U.S.	State	International	Total
Current	$-	$-	$190	$190
Deferred	-	-	-	-
Total	$-	$-	$190	$190

The following details a reconciliation of income tax expense for the three months ended June 30, 2011 and 2010:

2011	U.S.	State	International	Total
Current	$-	$-	$38	$38
Deferred	-	-	-	-
Total	$-	$-	$38	$38

2010	U.S.	State	International	Total
Current	$-	$-	$83	$83
Deferred	-	-	-	-
Total	$-	$-	$83	$83

During the three and six months ended June 30, 2011, all subsidiaries had operating losses. Jinhua was the only subsidiary that incurred income tax expenses of $38 since it uses simplified tax, which imposes taxes on sales instead of operating income.

 Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

Three Months Ended June 30,	2011	2010
(Credit) tax at US statutory rate	(34.0)%	(34.0)%
Tax rate difference	8.7%	9.0%
Other	0.7%	-
Valuation allowance	25.3%	19.4%
Effective rate	0.7%	(5.6)%

Six Months Ended June 30,	2011	2010
(Credit) tax at US statutory rate	(34.0)%	(34.0)%
Tax rate difference	8.2%	9.0%
Other	1.1%	-
Valuation allowance	26.0%	19.8%
Effective rate	1.3%	(5.2)%

Note 9 - COMMITMENTS

The Company leases office facilities under operating leases that terminate through 2014.  Rent expense for the three and six months ended June 30, 2011 and 2010 was $120, $119, $247 and $255, respectively. The future minimum obligations under these agreements are as follows, by years, as of June 30, 2011:

2012	$366
2013	25
2014	27
$419

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

Statutory reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2011, the Company had allocated $11,543 to these non-distributable reserve funds.

Note 11 - OTHER COMPREHENSIVE INCOME

The detail of other comprehensive income, all of which arose from foreign currency translation, as included in stockholders’ equity at June 30, 2011 and December 31, 2010 are as follows:

	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income
Balance at January 1, 2009	$5,272	$5,272
Change for 2009	(92)	(92)
Balance at December 31, 2009	5,180	5,180
Change for 2010	1,526	1,526
Balance at December 31, 2010	6,706	6,706
Change for six months ended June 30, 2011	695	695
Balance at June 30, 2011	$7,401	$7,401

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

Note 13 - MAJOR CUSTOMERS AND VENDORS

During the three and six months ended June 30, 2011 and 2010, no single customer accounted for more than 10% of the Company’s sales or accounts receivable and no single vendor accounted for more than 10% of the Company’s purchases.

Note 14 -   SEGMENT INFORMATION

We separately operate and prepare accounting and other financial reports to management for five major business organizations: Wang Da, Sanhe, Yiwu, Joy & Harmony and Jinhua. Each operating company has different products and services.  Wang Da sells mainly mobile phones, Sanhe sells mainly home appliances, Yiwu sells mainly office communication products, Joy & Harmony sells mainly consumer electronics and Jinhua provides transportation logistics to businesses. All segments are accounted for using the same principles as described in Note 2.

We identified five reportable segments required by FASB ASC Topic 280: (1) mobile phones, (2) home electronics, (3) office communication products, (4) consumer electronics and (5) logistics.

The following tables present summarized information by segment:

	Six Months Ended June 30, 2011
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
Sales, net	$16,746	$21,223	$21,506	$7,335	$4,387	$277	$71,474
Cost of sales	16,428	19,596	20,371	6,844	4,869	260	68,368
Gross profit	318	1,627	1,135	491	(482)	17	3,106
Income (loss) from operations	(2,040)	(2,304)	(1,773)	(850)	(1,308)	(1,623)	(9,898)

	Six Months Ended June 30, 2010
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
Sales, net	$21,244	$21,998	$10,563	$18.563	$5,516	$382	$78,226
Cost of sales	19,534	19,403	9,666	17.674	4,322	340	70,939
Gross profit	1,710	2,595	897	849	1,194	42	7,287
Income (loss) from operations	(825)	(873)	(486)	(628)	448	(1,051)	(3,415)

	Three Months Ended June 30, 2011
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
Sales, net	$7,701	$10,375	$10,043	$3,209	$2,185	$75	$33,588
Cost of sales	7,466	9,612	9,573	3,000	2,575	79	32,305
Gross profit (loss)	235	763	470	209	(390)	(4)	1,283
Loss from operations	(1,268)	(1,335)	(1,028)	(505)	(867)	(653)	(5,656)

	Three Months Ended June 30, 2010
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
Sales, net	$10,745	$10,686	$4,385	$8,589	$2,875	$148	$37,428
Cost of sales	9,803	9,326	3,995	7,978	2,277	127	33,506
Gross profit	942	1,360	390	611	598	21	3,922
Income (loss) from operations	(379)	(357)	(276)	(120)	198	(632)	(1,566)

Total assets by segment as of June 30, 2011 and December 31, 2010 are as follows:

	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
2011	$7,024	$9773	$11,210	$7,635	$3,047	$24,020	$62,709
2010	$12,286	$10,481	$10,993	$9,967	$4,705	$24,699	$73,131

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

We have included and from time to time may make in our public filings, press releases or other public statements, certain statements, including, without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.  The following discussion contains forward-looking statements.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in  “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and elsewhere in this Form 10-Q.

Overview (All dollar amounts in thousands)

China 3C Group (including its subsidiaries unless the context indicates otherwise, “China 3C,” the “Company,” “we,” “us,” or “our”) was incorporated on August 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited (“Capital”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang Yong Xin Digital Technology Company Limited (“Zhejiang”), Yiwu Yong Xin Communication Limited (“Yiwu”), Hangzhou Wandda Electronics Company Limited (“Wang Da”), Hangzhou Sanhe Electronic Technology, Limited (“Sanhe”), and Shanghai Joy & Harmony Electronic Development Company Limited (“Joy & Harmony”) were incorporated under the laws of the Peoples Republic of China (“PRC” or “China”) on July 11, 2005, July 18, 1997, March 30, 1998, April 12, 2004, and August 25, 2003, respectively. China 3C owns 100% of Capital and Capital own 100% of the capital stock of Joy & Harmony and Sanhe. Until August 14, 2007, when it made the change to its ownership structure described in the next paragraph in order to comply with certain requirements of PRC law, Capital owned 100% of the capital stock of Zhenjiang. Zhejiang owns 90% and Yiwu owns 10% of Wang Da. Zhejiang owns 90% and Wang Da owns 10% of Yiwu. On March 10, 2009 Zhejiang set up a new operating entity, Hangzhou Letong Digital Technology Co., Ltd. (“Letong”) to establish an electronic retail franchise operation for China 3C Group. On July 6, 2009, Zhejiang and Yiwu acquired Jinhua Baofa Logistic Limited (“Jinhua”). Jinhua was incorporated under the laws of PRC on December 27, 2001.

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

On August 3, 2006, Capital completed the acquisition of 100% of the equity of Sanhe in exchange for a combination of cash and stock transaction valued at $8,750 (consisting of 915,751 newly issued shares of the Company’s common stock and $5,000 in cash).

On November 28, 2006, Capital completed the acquisition of 100% of the equity of Joy & Harmony in exchange for a combination of cash and stock valued at $18,500 (consisting of 2,723,110 shares of the Company’s common stock and $7,500 in cash).

On July 6, 2009, Zhejiang and Yiwu acquired Jinhua, a company organized under the laws of the PRC. Zhejiang acquired 90% and Yiwu acquired 10% of the entire equity interests in Jinhua from the shareholders of Jinhua for RMB 120,000,000 ($17,500) in cash.

Yiwu, Wangda, Sanhe and Joy & Harmony are engaged in the resale and distribution of third party products and generate approximately 100% of their revenue from resale of items such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPod, electronic dictionaries, CD players, radios, and audio systems. We sell and distribute products through retail stores and secondary distributors. We operate most of our retail operations through our “store in store” model. Under this model, the Company leases space in major department stores and retailers. Leasing costs can vary based on a percentage of sales, or can be fixed. In the three and six months ended June 30, 2011 and 2010, all of our stores in stores leases were variable based on sales.

In 2009, Zhejiang started establishing direct electronic retail stores and franchise operation. As of June 30, 2011, there are three direct stores and two franchise stores in operation.

Following the acquisition of Jinhua, the Company began providing logistical services to businesses in addition to its traditional business of resale and distribution of third party products such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPods, electronic dictionaries, CD players, radios and audio systems.

Results of Operations for the Three and Six months Ended June 30, 2011 and 2010

Reportable Operating Segments

The Company reports financial and operating information in the following five segments:

a)	Yiwu

b)	Wang Da

c)	Sanhe

d)	Joy & Harmony

e)	Jinhua

a)	Yiwu

Yiwu focuses on the selling, circulation and modern logistics of fax machines and cord phone products.

	Six months ended June 30,		Percentage
Yiwu	2011	2010	Change
Revenue	$7,335	$10,563	(30.6)%
Gross Profit	491	897	(45.3)%
Gross Profit Margin	6.7%	8.5%	(1.8)%
Operating Loss	(850)	(486)	(74.9)%

	Three months ended June 30,		Percentage
Yiwu	2011	2010	Change
Revenue	$3,209	$4,385	(26.8)%
Gross Profit	209	390	(46.4)%
Gross Profit Margin	6.5%	8.9%	(2.4)%
Operating Loss	(505)	(276)	(83.0)%

For the six months ended June 30, 2011, Yiwu generated revenue of $7,335, a decrease of $3,228 or 30.6% compared to $10,563 for the six months ended June 30, 2010. Gross profit decreased $406 or 45.3% from $897 for the six months ended June 30, 2010 to $491 for the six months ended June 30, 2011. Profit margin decreased 1.8% from 8.5% in the six months ended June 30, 2010 to 6.7% in the six months ended June 30, 2011.

For the three months ended June 30, 2011, Yiwu generated revenue of $3,209, a decrease of $1,176 or 26.8% compared to $4,385 for the three months ended June 30, 2010. Gross profit decreased $181 or 46.4% from $390 for the three months ended June 30, 2010 to $209 for the three months ended June 30, 2011. Gross profit margin decreased 2.4% from 8.9% in the three months ended June 30, 2010 to 6.5% in the three months ended June 30, 2011.

The decrease in revenue was a result of lower market demand for office appliances such as fax machines and telephones. Lower profit margin was also due to shrinking demand as well as increased promotional events in 2011 to maintain market share. Since market demand decreased, Yiwu did not have the bargaining power to increase unit sales price as much as the increase in purchase costs of office appliances.

Operating loss was $850 and $505 for the six and three months ended June 30, 2011, an increase of $364 and $229 compared to $486 and $276 for the six and three months ended June 30, 2010. Operating loss increased primarily due to decreased gross profit, an increase in labor cost and management fees paid to department stores.

b)	Wang Da

Wang Da focuses on the selling, circulation and modern logistics of cell phones, cell phones products, and digital products, including digital cameras, digital camcorders, PDAs, flash disks, and removable hard disks.

	Six months ended June 30,		Percentage
Wang Da	2011	2010	Change
Revenue	$21,506	$21,244	1.2%
Gross Profit	1,135	1,710	(33.6)%
Gross Profit Margin	5.3%	8.1%	(2.8)%
Operating Loss	(1,773)	(825)	(114.9)%

	Three months ended June 30,		Percentage
Wang Da	2011	2010	Change
Revenue	$10,043	$10,745	(6.5)%
Gross Profit	470	942	(50.1)%
Gross Profit Margin	4.7%	8.8%	(4.1)%
Operating Loss	(1,028)	(379)	(171.2)%

For the six months ended June 30, 2011, Wang Da generated revenue of $21,506, an increase of $262 or 1.2% compared to $21,244 for the six months ended June 30, 2010. Gross profit decreased $575 or 33.6% from $1,710 for the six months ended June 30, 2010 to $1,135 for the six months ended June 30, 2011. Gross profit margin decreased from 8.1% in the six months ended June 30, 2010 to 5.3% in the six months ended June 30, 2011, a decrease of 2.8%.

For the three months ended June 30, 2011, Wang Da generated revenue of $10,043, a decrease of $702 or 6.5% compared to $10,745 for the three months ended June 30, 2010. Gross profit decreased $472 or 50.1% from $942 for the three months ended June 30, 2010 to $470 for the three months ended June 30, 2011. Gross profit margin decreased from 8.8% in the three months ended June 30, 2010 to 4.7% in the three months ended June 30, 2011, a decrease of 4.1%.

The increase in revenue was primarily due to a higher amount of sales from international brands such as Nokia and Motorola, which usually have a higher unit price compared to domestic brands. The decrease in gross profit and gross profit margin was due to the decrease in demand for domestic cell phones, which had a higher gross profit margin than brand name cell phones such as Nokia, Motorola and Samsung.

Operating loss was $1,773 and $1,028 for the six and three months ended June 30, 2011, an increase of $948 and $649 compared to $825 and $379 for the six and three months ended June 30, 2010. Operating loss increased primarily due to decreased gross profit, an increase in labor cost and management fees paid to department stores.

c)	Sanhe

Sanhe focuses on the selling, circulation and modern logistics of home electronics, including DVD players, audio systems, speakers, televisions and air conditioners.

	Six months ended June 30,		Percentage
Sanhe	2011	2010	Change
Revenue	$21,223	$21,998	(3.5)%
Gross Profit	1,627	2,595	(37.3)%
Gross Profit Margin	7.7%	11.8%	(4.1)%
Operating Loss	(2,304)	(873)	(163.9)%

	Three months ended June 30,		Percentage
Sanhe	2011	2010	Change
Revenue	$10,375	$10,686	(2.9)%
Gross Profit	763	1,361	(43.9)%
Gross Profit Margin	7.4%	12.7%	(5.3)%
Operating Loss	(1,335)	(357)	(273.9)%

For the six months ended June 30, 2011, Sanhe generated revenue of $21,223, a decrease of $775 or 3.5% compared to $21,998 for the six months ended June 30, 2010. Gross profit decreased $968 or 37.3% from $2,595 for the six months ended June 30, 2010 to $1,627 for the six months ended June 30, 2011. Gross profit margin decreased from 11.8% in 2010 to 7.7% in 2011, a decrease of 4.1%.

For the three months ended June 30, 2011, Sanhe generated revenue of $10,375, a decrease of $311 or 2.9% compared to $10,686 for the three months ended June 30, 2010. The decrease was a result of decline in market demand of DVD players and speakers. Gross profit decreased $598 or 43.9% from $1,361 for the three months ended June 30, 2010 to $763 for the three months ended June 30, 2011. Gross profit margin decreased from 12.7% in 2010 to 7.4% in 2011, a decrease of 5.3%. The decrease was a result of higher sales of televisions in the first quarter of 2011 compared to higher sales in DVD players and speakers in the first quarter of 2010, which have higher profit margin compared to other home electronics products.

Operating loss was $2,304 and $1,335 for the six and three months ended June 30, 2011, an increase of $1,431 and $978 compared to $873 and $357 for the six and three months ended June 30, 2010. Operating loss increased primarily due to decreased gross profit, an increase in labor cost and management fees paid to department stores.

d)	Joy & Harmony

Joy & Harmony focuses on the selling, circulation and modern logistics of consumer electronics, including MP3 players, MP4 players, iPods, electronic dictionaries, and radios.

	Six months ended June 30,		Percentage
Joy & Harmony	2011	2010	Change
Revenue	$16,746	$18,532	(9.6)%
Gross Profit	318	849	(62.5)%
Gross Profit Margin	1.9%	4.6%	(2.7)%
Operating Loss	(2,040)	(628)	(224.8)%

	Three months ended June 30,		Percentage
Joy & Harmony	2011	2010	Change
Revenue	$7,701	$8,589	(10.3)%
Gross Profit	235	611	(61.5)%
Gross Profit Margin	3.1%	7.1%	(4.0)%
Operating Loss	(1,268)	(120)	(956.7)%

For the six months ended June 30, 2011, Joy & Harmony generated revenue of $16,746, a decrease of $1,786 or 9.6% compared to $18,532 for the six months ended June 30, 2010. Gross profit decreased $531 or 62.5% from $849 for the six months ended June 30, 2010 to $318 for the six months ended June 30, 2011. Gross profit margin decreased from 4.6% in 2010 to 1.9% in 2011, a decrease of 2.7%.

For the three months ended June 30, 2011, Joy & Harmony generated revenue of $7,701, a decrease of $888 or 10.3% compared to $8,589 for the three months ended June 30, 2010. Gross profit decreased $376 or 61.5% from $611 for the three months ended June 30, 2010 to $235 for the three months ended June 30, 2011. Gross profit margin decreased from 7.1% in 2010 to 3.1% in 2011, a decrease of 4.0%.

The decrease in revenue was due to a lower demand for small digital products such as MP3 and MP4. The decrease in gross profit margin was primarily due to a higher percentage of sales from international brands, which usually have lower profit margin than domestic brands.

Operating loss was $2,040 and $1,268 for the six and three months ended June 30, 2011, an increase of $1,412 and $1,148 compared to $628 and $120 for the six and three months ended June 30, 2010. Operating loss increased primarily due to decreased gross profit and increased operating expenses including an increase in base salary for all staff and management fees paid to the department stores. In addition, Joy & Harmony incurred additional promotional expenses to market the new E-book reader under the brand “Lotour”. These promotional expenses of $537 also contributed to the increase in operating loss.

e)	Jinhua

Jinhua provides transportation service to business and transports freight, including electronics, machinery and equipment, metal products, chemical materials, garments and handicraft goods, in more than 20 cities in Eastern China. Its transportation services cover many of the most developed cities in Eastern China such as Shanghai, Hangzhou and Nanjing.

	Six months ended June 30,		Percentage
Jinhua	2011	2010	Change
Revenue	$4,387	$5,516	(20.5)%
Gross Profit	(482)	1,194	(140.4)%
Gross Profit Margin	(11.0)%	21.7%	(32.7)%
Operating (Loss)/Income	(1,308)	448	(392.0)%

	Three months ended June 30,		Percentage
Jinhua	2011	2010	Change
Revenue	$2,185	$2,875	(24.0)%
Gross Profit	(390)	598	(165.2)%
Gross Profit Margin	(17.8)%	20.8%	(38.6)%
Operating (Loss)/Income	(867)	198	(537.9)%

For the six months ended June 30, 2011, Jinhua generated revenue of $4,387, a decrease of $1,129 or 20.5% compared to $5,516 for the six months ended June 30, 2010. Gross profit decreased $1,676 or 140.4% from $1,194 for the six months ended June 30, 2010 to $(482) for the six months ended June 30, 2010. Gross profit margin decreased from 21.7% in 2010 to (11.0)% in 2011, a decrease of 32.7%.

For the three months ended June 30, 2011, revenue decreased from $2,875 for the three months ended June 30, 2010 to $2,185, a decrease of $690 or 24.0%. Gross profit decreased $988 or 165.2% from $598 for the three months ended June 30, 2010 to $(390) for the three months ended June 30, 2011. Gross profit margin decreased 38.6% from 20.8% for the three months ended June 30, 2010 to (17.8)% for the three months ended June 30, 2011.

The logistics industry is experiencing a downturn. While fuel and labor costs continue to rise, and toll rates remain high, the price for transportation did not increase accordingly. Therefore, revenue and gross profit margin decreased. Operating income decreased primarily due to decreased gross profit margin. Higher operating expenses, labor cost in particular, also caused operating income to decrease.

Net Sales

Net sales for the six months ended June 30, 2011 decreased by 8.6%, to $71,474 compared to $78,226 for the six months ended June 30, 2010. Net sales for the three months ended June 30, 2011 decreased by 10.3%, to $33,588 compared to $37,428 for the three months ended June 30, 2010. Management believes the sales decrease was a result of various factors including a slowdown in the retail markets in general, weaker demand for consumer and business electronics as well as the pressure of increased competitions from supermarkets, internet commerce and increased TV shopping networks.

Cost of Sales

Cost of sales for the six months ended June 30, 2011 was $68,368 compared to $70,939 for the six months ended June 30, 2010, a decrease of 3.6%. Cost of sales for the three months ended June 30, 2011 was $32,305 compared to $33,506 for the three months ended June 30, 2010, a decrease of 3.6%. The decreased cost of sales for the three months was a result of the decrease in sales from the comparable period. In addition, higher fuel cost and higher cost of consumer electronics also contributed to the increased cost of sales.

Gross Profit Margin

Gross profit margin for the six months ended June 30, 2011 was 4.3% compared to 9.3% for the six months ended June 30, 2010. Gross profit margin for the three months ended June 30, 2011 was 3.8% compared to 10.5% for the three months ended June 30, 2010. The lower gross profit margin was primarily due to the decreased unit sales prices of consumer and business electronics in the competitive market in China. In addition, international brand name electronics represented a higher percentage of sales in the first six months of 2011 compared to 2010. The increased sales of brand name electronics led to lower gross profit margin since brand name electronics have lower gross profit margins compared to domestic products. For the logistics segment, the decrease in gross profit margin was primarily due to increased fuel cost.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2011 were $13,004 or 18.2% of net sales, compared to $10,702 or 13.7% of net sales for the six months ended June 30, 2010, an increase of 21.5%. General and administrative expenses for the three months ended June 30, 2011 were $6,939 or 20.7% of net sales, compared to $5,488 or 14.7% of net sales for the three months ended June 30, 2010, an increase of 26.4%. The increase in general and administrative expenses for the three and six months ended June 30, 2011 was primarily due to an increase in labor cost and an increase in advertising and promotional expenses to market “Lotour” E-book reader.

Loss from Operations

Operating loss for the six months ended June 30, 2011 was $9,898 or 13.8% of net sales compared to $3,415 or 4.4% of net sales for the six months ended June 30, 2010, a decrease of 189.8%. Operating loss for the three months ended June 30, 2011 was $5,656 or 16.8% of net sales compared to $1,566 or 4.2% of net sales for the three months ended June 30, 2010, a decrease of 261.2%. Lower sales, lower gross profit margin as well as increased operating expenses were the key factors for the increase in loss from operations during the three and six months ended June 30, 2011 compared to 2010.

Provision for Income Taxes

The provision for income taxes for the six months ended June 30, 2011 was $129 compared to $190 for the six months ended June 30, 2010. The provision for income taxes for the three months ended June 30, 2011 was $38 compared to $83 for the three months ended June 30, 2010. Income tax expense was not significant due to all subsidiaries of China 3C having losses in the three and six months ended June 30, 2011. Jinhua was the only subsidiary that incurred nominal income tax expenses because Jinhua uses simplified tax system, which imposes taxes on sales instead of operating income.

Net Loss

Net loss was $10,193 or 14.3% of net sales for the six months ended June 30, 2011 compared to $3,595 or 4.6% of net sales for the six months ended June 30, 2010, a decrease of 183.5%. Net loss was $5,734 or 17.1% of net sales for the three months ended June 30, 2011 compared to $1,668 or 4.5% of net sales for the three months ended June 30, 2010, a decrease of 243.8%. Decreased sales revenue, lower gross profit margin and higher operating expenses were the critical factors which contributed to the decrease in net income.

Liquidity and Capital Resources

Operations and liquidity needs are funded primarily through cash flows from operations. Cash and equivalents were $17,330 at June 30, 2011, compared to $29,123 at June 30, 2010, and $26,249 at December 31, 2010.

We believe the funds available to us are adequate to meet our operating needs for the remainder of 2011.

Our cash flows for the six month periods are summarized as follows:

	2011	2010
Net cash (used in) operating activities	$(9,640)	$(625)
Net cash (used in) investing activities	(2)	(18)
Effect of exchange rate change on cash and equivalents	723	(142)
Net decrease in cash and equivalents	(8,919)	(785)
Cash and equivalents at beginning of period	26,249	29,908
Cash and equivalents at end period	$17,330	$29,123

Operating Activities

Net cash used in operating activities was $9,640 for the six months ended June 30, 2011 compared to $625 for the six months ended June 30, 2010, a 1442.4% increase.  The increase was mainly attributable to several factors, including (i) net loss of $10,193; (ii) decrease in accrued expenses of $2,778, offset by the decrease in tax receivable of $1,089 in the six months ended June 30, 2011, and add back stock compensation of $746 and amortization expense of $703.

	Six months ended June 30,
	2011	2010	Percentage Change

Sales, Net	$71,474	$78,226	(8.6)%

Accounts receivable	$10,991	$15,547	(29.3)%

Accounts receivable decreased 29.3% in the first six months of 2011 while sales decreased 8.6%. Management monitors and periodically assesses the collectability of accounts receivable to ensure the allowance for bad debt account is reasonably estimated. Collection of debt is based on the terms of legal binding documents. Our account receivable department has periodically reviewed the allowance for doubtful accounts. The bad debt allowance is based on the aging of receivables, credit history and credit quality of the customers, the term of the contracts as well as the balance outstanding. If an account receivable item is considered probable to be uncollectible, it will be charged to bad debts immediately.

Capital Expenditures

We did not have any capital expenditures for the first six months of 2011 or 2010.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Inflation

Neither inflation nor changing prices has had a material impact on the Company’s net sales, revenues or income from continuing operations during the past three fiscal years.

After Sales Service

The after-sales services we provide to our customers are primarily repair and maintenance. If a customer buys a product from us and needs repairs, we typically arrange to have the manufacturer repair the product. In certain cases, clerks in our stores are able to make the repairs directly.

Tabular Disclosure of Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2011:

	Payment Due by Period
		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	3-5 years	5 years
Operating lease obligations	$419	$366	$53	$-	$-
Advertising obligations	348	348	-	-	-
Total contractual obligations	$767	$714	$53	$-	$-

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Foreign Exchange Risk

All of our revenue and most of our operating costs and expenses are denominated in RMB. Although the conversion of the RMB is highly regulated in China, the value of the RMB against the value of the U.S. dollar or any other currency nonetheless may fluctuate and be affected by, among other things, changes in China’s political and economic conditions. Under current policy, the value of the RMB is permitted to fluctuate within a narrow band against a basket of certain foreign currencies. China is currently under significant international pressures to liberalize this government currency policy, and if such liberalization were to occur, the value of the RMB could appreciate or depreciate against the U.S. dollar.

Because all of our earnings and assets are denominated in RMB, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currency.

Interest Rate Risk

Changes in interest rates may affect the interest paid (or earned) and therefore affect our cash flows and results of operations. However, we do not believe this interest rate risk is significant.

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

♦
The Company’s business is characterized by rapid technological change, new product and service development, and evolving industry standards and regulations. Inherent in the Company’s business are various risks and uncertainties, including the impact from the volatility of the stock market, limited operating history, uncertain profitability and the ability to raise additional capital.

♦
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

♦	If the Company is unable to derive any revenues from Greater China, it would have a significant, financially disruptive effect on the normal operations of the Company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures as of June 30, 2011, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second quarter of 2011 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following financial statements from China 3C Group’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Operations and Comprehensive Loss (unaudited); (iii) the Consolidated Statements of Cash Flows (unaudited); and, (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA 3C GROUP

Date: August 15, 2011	By:	/s/ Zhenggang Wang
Name: Zhenggang Wang
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Weiping Wang
Name: Weiping Wang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101
The following financial statements from China 3C Group’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Operations and Comprehensive Loss (unaudited); (iii) the Consolidated Statements of Cash Flows (unaudited); and, (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.