Form 10-Q
period 2011-09-30
China 3C Group
filed 2011-11-21
CIK 1076784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule No 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 20, 2011, the registrant had 58,911,327 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets:
Cash and equivalents	$10,256	$26,249
Accounts receivable, net	12,371	11,026
Inventories	7,144	7,284
Advances to suppliers	2,282	2,201
Taxes receivable	-	1,200
Prepaid expenses and other current assets	215	591
Total current assets	32,268	48,551

Property, plant and equipment, net	480	191
Intangible asset, net	12,423	13,153
Goodwill	-	11,229
Refundable deposits	25	7
Total assets	$45,196	$73,131

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$4,809	$4,139
Accrued expenses	2,241	4,536
Income tax payable	-	736
Total liabilities	7,050	9,411

Stockholders' equity
Common stock, $0.001 par value, 100,000,000 million shares authorized, 58,911,327 and 54,831,327 issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	59	55
Additional paid-in capital	21,485	20,252
Subscription receivable	(50)	(50)
Statutory reserve	11,543	11,543
Other comprehensive income	7,881	6,706
Accumulated deficit	(2,772)	25,214
Total stockholders' equity	38,146	63,720
Total liabilities and stockholders' equity	$45,196	$73,131

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2010 (UNAUDITED)
(in thousands)

	2011	2010
Net sales	$100,017	$114,534
Cost of sales	97,224	104,664
Gross profit	2,793	9,870
Selling, general and administrative expenses	20,425	15,776
Goodwill impairment	11,229	-
Loss from operations	(28,861)	(5,906)

Other (income) expense
Interest income	(55)	(71)
Other income	(324)	(7)
Other expense	65	119
Total other (income) expense	(314)	41

Loss before income taxes	(28,547)	(5,947)
Provision for income taxes	152	254
Net loss	(28,699)	(6,201)
Foreign currency translation adjustment	1,175	(10)
Comprehensive loss	$(27,524)	$(6,211)

Net loss available to common shareholders per share:
Basic and Diluted	$(0.50)	$(0.11)

Weighted average shares outstanding:
Basic and Diluted	57,896,822	54,831,327

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
THREE MONTHS ENDED SEPTEMBER 30, 2011 and 2010 (UNAUDITED)
(in thousands)

	2011	2010
Net sales	$28,543	$36,308
Cost of sales	28,856	33,725
Gross profit (loss)	(313)	2,583
Selling, general and administrative expenses	7,421	5,074
Goodwill impairment	11,229	-
Loss from operations	(18,963)	(2,491)

Other (income) expense
Interest income	(19)	(24)
Other income	(462)	-
Other expense	-	75
Total other (income) expense	(481)	51

Loss before income taxes	(18,482)	(2,542)
Provision for income taxes	23	64
Net loss	(18,505)	(2,606)
Foreign currency translation adjustments	481	(184)
Comprehensive loss	$(18,024)	$(2,790)

Net loss available to common shareholders per share:
Basic and Diluted	$(0.32)	$(0.05)

Weighted average shares outstanding:
Basic and Diluted	58,585,240	54,831,327

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2010 (UNAUDITED)
(in thousands)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,699)	$(6,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	109	14
Amortization of intangible assets	1,048	1,047
Goodwill impairment	11,229	-
Stock based compensation	892	376
(Increase) / decrease in assets:
Accounts receivable	(926)	3,943
Taxes receivable	1,234	-
Inventories	408	298
Prepaid expenses and other current assets	206	29
Refundable deposits	(17)	6
Advance to suppliers	2	87
Other receivables	189	1
(Increase) / decrease in current liabilities:
Advance from customers	-	24
Accounts payable	511	32
Accrued expenses	(3,268)	(1,087)
Income tax payable	(71)	40
Net cash used in operating activities	(17,153)	(1,391)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	(427)	(18)
Net cash used in investing activities	(427)	(18)

Effect of exchange rate changes on cash and equivalents	1,587	624

Net decrease in cash	(15,993)	(785)
Cash and equivalents, beginning of period	26,249	29,908
Cash and equivalents, end of period	$10,256	$29,123

Supplemental disclosure of cash flow information:
Income taxes paid	$888	$844
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED) AND DECEMBER 31, 2010 (AUDITED)

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

On August 3, 2006, Capital completed the acquisition of 100% of the equity of Sanhe for a combination of cash and stock valued at $8,750 (consisting of 915,751 newly issued shares of the Company’s common stock and $5,000 in cash).

On November 28, 2006, Capital completed the acquisition of 100% of the equity of Joy & Harmony for a combination of cash and stock valued at $18,500 (consisting of 2,723,110 shares of the Company’s common stock and $7,500 in cash).

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

Currency Translation

The accounts of Zhejiang, Wang Da, Yiwu, Sanhe, Joy & Harmony and Jinhua were maintained, and its financial statements were expressed, in RMB. Such financial statements were translated into USD in accordance with FASB ASC 830-10, “Foreign Currency Translation,” with the RMB as the functional currency. According to FASB ASC Topic 830-10, assets and liabilities were translated at the ending exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported as other comprehensive income in accordance with FASB ASC Topic 220, “Reporting Comprehensive Income,” as a component of shareholders’ equity. Transaction gains and losses are reflected in the consolidated operations and comprehensive loss statements.

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

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market value.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of September 30, 2011 and December 31, 2010, inventory consisted entirely of finished goods valued at $7,144 and $7,284, respectively.

Property, Plant and Equipment, net

Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

Automotive	5 years
Office Equipment	5 years

As of September 30, 2011 and December 31, 2010, property and equipment consisted of the following:

	2011	2010
Automotive	$733	$738
Office equipment	594	195
Leasehold improvements	-	65
Plant and Equipment	3	3
Sub Total	1,330	1,001
Less: accumulated depreciation	(850)	(810)
Total	$480	$191

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360 “Property, Plant and Equipment”, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2011 and December 31, 2010, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

FASB ASC Topic 825 “Financial Instruments” requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Impairment of Goodwill

Goodwill is the excess of purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries. Under FASB ASC Topic 350, goodwill is no longer amortized, but tested for impairment upon first adoption and annually, thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds its fair value, with the fair value of the reporting unit determined using discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return, and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. At September 30, 2011, the Company determined and recorded $4,507, $6,250 and $472 impairment charges to goodwill of Sanhe, Joy & Harmony and Jinhua, respectively, due to the continuous slow-down of sales of the Company’s products, increased competition and higher operating costs. All three of these subsidiaries incurred net losses for the nine months ended September 30, 2011, and the Company expects continuous losses for the foreseeable future.

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

1.
Retail. 67.5%, 69.3%, 68.6% , 69.0% of the Company's revenue came from sales to individual customers at outlets installed inside department stores etc. (i.e., store in store model) during the three and nine months ended September 30, 2011 and 2010, respectively, and was mainly achieved through two broad categories:

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

2.
Wholesale. 32.5%, 30.7%, 31.4%, 31.0% of the Company's revenue came from wholesale during the three and nine months ended September 30, 2011 and 2010, respectively. Recognition of income in wholesales is based on the contract terms. The main contract terms on wholesale agreed that payments be paid 15 days after receipt of goods and that ownership and all risks associated with the goods are transferred to the customers on the date of goods received and payments will be made 15 days later.

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

The return rights granted to wholesale customers are similar to the rights granted to retail customers. Once wholesale customers purchase products, they follow the same return policy as retail customers. We do not honor returns from wholesale customers except for products which don’t meet laws and regulations or quality requirements. If our wholesale customers have a high inventory level or product obsolescence caused by lower market demands or other operational issues, the wholesale customers bear their own losses. When a wholesale customer returns products, the Company will return the products to the suppliers or manufacturers. A sales return and allowance is recorded at the sales price. Meanwhile, a purchase return and allowance is recorded at the invoice price because the suppliers or manufacturers bear the losses. The net effect is that the Company derecognizes the gross profit when a return takes place, but does not record any loss on the cost of the returned item back to the supplier or manufacturer.

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

Shipping and handling fees

The Company follows FASB ASC 605-45, “Handling Costs, Shipping Costs”.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of General and administrative expenses. During the three and nine months ended September 30, 2011 and 2010, the Company incurred shipping and handling fees and costs of $70, $68, $186 and $175, respectively.

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

Management fees paid to the department stores under “store in store” model

Under the “store in store” business operation model, the Company may pay management fees to the department stores, which are in the form of service charges or “selling at an allowance (discount)”. The management fees are accounted for (1) in the form of service charges which are reflected in general and administrative expenses, or (2) in the form of “selling at an allowance (discount)”, as a deduction from sales, which means, the expenses are directly deducted at a certain percentage on sales. Such management fees accounted for general and administrative expenses were $291, $225, $995 and $651 during the three and nine months ended September 30, 2011 and 2010, respectively. Management fees recorded as deductions of sales were $758, $1,072, $3,040 and $3,631 for the three and nine months ended September 30, 2011 and 2010, respectively.

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

 Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses advertising costs as incurred. Advertising expense was $98, $1,645, $298 and $2,285 for the three and nine months ended September 30, 2011 and 2010, respectively.

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

Basic and Diluted (Loss) per Share

(Loss) per share is calculated in accordance with FASB ASC Topic 260, “Earnings per Share”. Basic earnings (loss) per share are based upon the weighted average number of common shares outstanding. Diluted earnings (losses) per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. If convertible shares and stock options are anti-dilutive, the impact of conversion is not included in the diluted net income (loss) per share. Excluded from the calculation of diluted (loss) per share for the three and nine months ended September 30, 2011 and 2010 was 50,000 and 100,000 options, as they were not dilutive.

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

Segment Reporting

FASB ASC Topic 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Since the acquisition of Jinhua in July 2009, the Company operates in five segments (see Note 14).

Recent Accounting Pronouncements

FASB ASC Topic 860 “Transfers and Servicing” requires more information about transfers of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. ASC 860 was effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of this statement had no material effect on the Company’s financial statements.

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

 In April 2010, FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this statement had no significant impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition”. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The adoption of this ASU had no material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The amendments in this Update are to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The disclosures about activity that occurs during the reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of this statement had no significant impact on the Company’s financial statements.

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

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220):  Presentation of Comprehensive Income.  Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the impact of adopting this statement on our financial statements.

 Note 3 – ADVANCES TO SUPPLIERS

Advances to suppliers represent advance payments to suppliers for the purchase of inventory. As of September 30, 2011, we paid $2,282 in advance payments to 14 suppliers, of which one supplier received $312 and ten suppliers received $156 each. The remaining three suppliers received $390 in total. As of September 30, 2010, we paid $2,331 in advance payments. The five largest suppliers received $1,075, of which one supplier received $299, one received $179 and three received $149 each.

Note 4– ACCRUED EXPENSES

Accrued expenses as of September 30, 2011 and December 31, 2010 consist of the following:

	2011	2010

Accrued expenses and other payables	$1,550	$4,512
VAT tax payable	692	24
Total	$2,242	$4,536

Accrued expenses include accrued salaries, staff welfare, accrued advertising and rent. Other payables include social insurance and miscellaneous tax payables.

Note 5 - COMMON STOCK

On January 17, 2011, China 3C entered into a Registered Trademark Transfer Agreement to purchase the registered trademark, “Lotour.”  The trademark expires July 6, 2020.  The consideration for the trademark was RMB 2,280,000 ($346), which was paid in the form of 1.08 million shares of the Company’s common stock, valued at $0.32 per share.

On January 20, 2011, Zhejiang entered into a Design and Development Engagement Agreement to design and develop an electronic book product under the brand name “Lotour.” The total consideration for the design and development of the electronic book product is RMB 3,160,000 ($480), which was paid in the form of 1.6 million shares of the Company’s common stock, valued at $0.30 per share. The term of the Development Agreement was from January 20, 2011 to July 19, 2011, at which date, the design and development agreement was completed and the “Lotour” electronic book started trial production.

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

 Outstanding options by exercise price consisted of the following as of September 30, 2011.

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$4.16	50,000	6.00	$4.16	50,000	$4.16

Note 7 - COMPENSATED ABSENCES

Regulation 45 of the labor laws in the PRC entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled. As of September 30, 2011and December 31, 2010, there was no accrued unutilized leave.

Note 8 - INCOME TAXES

The Company, through its subsidiaries, Zhejiang, Wang Da, Sanhe, Joy & Harmony, Yiwu and Jinhua is subject to the Income Tax Laws of the PRC.

China 3C, which is a U.S. entity, is subject to the US Federal income tax at the rate of 34%. China 3C has incurred net operating losses of $3,597 as of September 30, 2011 for income tax purposes. China 3C does not conduct any operations and only incurs expenses related to the public entity such as legal, accounting and investor relations, etc.  Therefore, it is more likely than not that all of the Company’s deferred tax assets will not be realized. A 100% allowance was recorded on the deferred tax asset of $1,223 as of September 30, 2011.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalty associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and nine months ended September 30, 2011 and 2010.

Pursuant to the PRC Income Tax Laws, from January 1, 2008, the Enterprise Income Tax (“EIT”) is calculated against net income in a fiscal year at a statutory rate of 25%.

The following details a reconciliation of income tax expense for the nine months ended September 30, 2011 and 2010:

2011	U.S.	State	International	Total
Current	$-	$-	$152	$152
Deferred	-	-	-	-
Total	$-	$-	$152	$152

2010	U.S.	State	International	Total
Current	$-	$-	$254	$254
Deferred	-	-	-	-
Total	$-	$-	$254	$254

The following details a reconciliation of income tax expense for the three months ended September 30, 2011 and 2010:

2011	U.S.	State	International	Total
Current	$-	$-	$23	$23
Deferred	-	-	-	-
Total	$-	$-	$23	$23

2010	U.S.	State	International	Total
Current	$-	$-	$64	$64
Deferred	-	-	-	-
Total	$-	$-	$64	$64

During the three months ended September 30, 2011, all subsidiaries except for Zhejiang had operating losses. Jinhua was the only subsidiary that incurred income tax expenses of $43 since it uses simplified tax, which imposes taxes on sales instead of operating income. Zhejiang had a tax refund of $20 as a result of accumulated losses for the nine months ended September 30, 2011.

 Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

Three Months Ended September 30,	2011	2010
(Credit) tax at US statutory rate	(34.0)%	(34.0)%
Tax rate difference	8.9%	9.0%
Other	0.1%	-
Valuation allowance	25.1%	22.5%
Effective rate	0.1%	(2.5)%

Nine Months Ended September 30,	2011	2010
(Credit) tax at US statutory rate	(34.0)%	(34.0)%
Tax rate difference	8.6%	9.0%
Other	0.5%	-
Valuation allowance	25.4%	20.7%
Effective rate	0.5%	(4.3)%

Note 9 - COMMITMENTS

The Company leases office facilities under operating leases.  Rent expense for the three and nine months ended September 30, 2011 and 2010 was $152, $104, $399 and $359, respectively. The future minimum obligations are as follows, by years, as of September 30, 2011:

	Operating lease obligations	Advertising obligations	E-book contract obligations
2012	$232	318	87
2013	68	-	-
	$300	318	87

Note 10 - STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a WFOE’s income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves and statutory public welfare fund. Prior to January 1, 2006, the proportion of allocation for reserve was 10% of the profit after tax to the surplus reserve fund and additional 5-10 percent to the public affair fund. The public welfare fund reserve was limited to 50% of the registered capital. Effective January 1, 2006, there is now only one fund requirement. The reserve is 10% of income after tax, not to exceed 50% of registered capital.

Statutory reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2011, the Company had allocated $11,543 to these non-distributable reserve funds.

Note 11 - OTHER COMPREHENSIVE INCOME

The detail of other comprehensive income, all of which arose from foreign currency translation, as included in stockholders’ equity at September 30, 2011 and December 31, 2010 are as follows:

Balance at December 31, 2009	$5,180
Change for 2010	1,526
Balance at December 31, 2010	6,706
Change for nine months ended September 30, 2011	1,175
Balance at September 30, 2011	$7,881

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

Note 13 - MAJOR CUSTOMERS AND VENDORS

During the three and nine months ended September 30, 2011 and 2010, no single customer accounted for more than 10% of the Company’s sales or accounts receivable and no single vendor accounted for more than 10% of the Company’s purchases.

Note 14 -   SEGMENT INFORMATION

We separately operate and prepare accounting and other financial reports to management for five business organizations: Wang Da, Sanhe, Yiwu, Joy & Harmony and Jinhua. Each operating company has different products and services.  Wang Da sells mainly mobile phones, Sanhe sells mainly home appliances, Yiwu sells mainly office communication products, Joy & Harmony sells mainly consumer electronics and Jinhua provides transportation logistics to businesses. All segments are accounted for using the same principles as described in Note 2.

We identified five reportable segments required by FASB ASC Topic 280: (1) mobile phones, (2) home electronics, (3) office communication products, (4) consumer electronics and (5) logistics.

The following tables present summarized information by segment:

	Nine Months Ended September 30, 2011
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
Sales, net	$23,279	$29,964	$29,909	$10,388	$6,107	$370	$100,017
Cost of sales	23,139	27,914	28,592	9,793	7,430	356	97,224
Gross profit (loss)	140	2,050	1,317	595	(1,323)	14	2,793
Income (loss) from operations	(11,491)	(8,105)	(2,795)	(1,303)	(2,515)	(2,652)	(28,861)

	Nine Months Ended September 30, 2010
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
Sales, net	$20,779	$31,513	$23,284	$30,371	$8,084	$503	$114,534
Cost of sales	19,122	28,774	22,087	27,617	6,620	444	104,664
Gross profit	1,657	2,739	1,197	2,754	1,464	59	9,870
Income (loss) from operations	(983)	(1,390)	(943)	(1,420)	346	(1,516)	(5,906)

	Three Months Ended September 30, 2011
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
Sales, net	$6,533	$8,741	$8,403	$3,053	$1,720	$93	$28,543
Cost of sales	6,711	8,318	8,221	2,949	2,561	96	28,856
Gross profit (loss)	(178)	423	182	104	(841)	(3)	(313)
(Loss) from operations	(9,451)	(5,801)	(1,022)	(453)	(1,207)	(1,029)	(18,963)

	Three Months Ended September 30, 2010
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
Sales, net	$10,216	$10,269	$4,752	$8,382	$2,568	$121	$36,308
Cost of sales	9,456	9,240	4,413	8,214	2,298	104	33,725
Gross profit	760	1,029	339	168	270	17	2,583
(Loss) from operations	(497)	(565)	(315)	(547)	(102)	(465)	(2,491)

Total assets by segment as of September 30, 2011 and December 31, 2010 are as follows:

	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
2011	$7,043	$8,491	$10,065	$5,254	$1,891	$12,452	$45,196
2010	$12,286	$10,481	$10,993	$9,967	$4,705	$24,699	$73,131

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

We have included and from time to time may make in our public filings, press releases or other public statements, certain statements, including, without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. In some cases, these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control.

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

On August 3, 2006, Capital completed the acquisition of 100% of the equity of Sanhe for a combination of cash and stock valued at $8,750 (consisting of 915,751 newly issued shares of the Company’s common stock and $5,000 in cash).

On November 28, 2006, Capital completed the acquisition of 100% of the equity of Joy & Harmony for a combination of cash and stock valued at $18,500 (consisting of 2,723,110 shares of the Company’s common stock and $7,500 in cash).

On July 6, 2009, Zhejiang and Yiwu acquired Jinhua, a company organized under the laws of the PRC. Zhejiang acquired 90% and Yiwu acquired 10% of the entire equity interests in Jinhua from the shareholders of Jinhua for RMB 120,000,000 ($17,500) in cash.

Yiwu, Wangda, Sanhe and Joy & Harmony are engaged in the resale and distribution of third party products and generate 100% of their revenue from resale of items such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPod, electronic dictionaries, CD players, radios and audio systems. We sell and distribute products through retail stores and secondary distributors. We operate most of our retail operations through our “store in store” model. Under this model, the Company leases space in major department stores and retailers. Leasing costs can vary based on a percentage of sales, or can be fixed. In the three and nine months ended September 30, 2011 and 2010, all of our stores in stores leases were variable based on sales.

Following the acquisition of Jinhua, the Company began providing logistical services to businesses in addition to its traditional business of resale and distribution of third party products such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPods, electronic dictionaries, CD players, radios and audio systems.

In 2009, Zhejiang started establishing direct electronic retail stores and franchise operation. Zhejiang opened three direct stores and two franchise stores during the trial operating period. As of September 30, 2011, all 5 stores were closed due to the intense competition from larger electronics department stores such as Gomei and Suning. The 5 stores accumulated total deficit of $302 in 2010 and $295 for the nine months ended September 30, 2011.

Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

Reportable Operating Segments

The Company reports financial and operating information in the following five segments:

a)	Yiwu

b)	Wang Da

c)	Sanhe

d)	Joy & Harmony

e)	Jinhua

a)	Yiwu

Yiwu focuses on the selling, circulation and modern logistics of fax machines and cord phone products.

	Nine months ended September 30,		Percentage
Yiwu	2011	2010	Change
Revenue	$10,388	$23,284	(55.4)%
Gross Profit	595	1,197	(50.3)%
Profit Margin	5.7%	5.1%	0.6%
Operating Loss	(1,390)	(943)	(47.4)%

	Three months ended September 30,		Percentage
Yiwu	2011	2010	Change
Revenue	$3,053	$4,752	(35.8)%
Gross Profit	104	339	(69.3)%
Profit Margin	3.4%	7.1%	(3.7)%
Operating Loss	(540)	(315)	(71.4)%

For the nine months ended September 30, 2011, Yiwu generated revenue of $10,388, a decrease of $12,896 or 55.4% compared to $23,284 for the nine months ended September 30, 2010. Gross profit decreased $602 or 50.3% from $1,197 for the nine months ended September 30, 2010 to $595 for the nine months ended September 30, 2011. Profit margin increased 0.6% from 5.1% in the nine months ended September 30, 2010 to 5.7% in the nine months ended September 30, 2011.

For the three months ended September 30, 2011, Yiwu generated revenue of $3,053, a decrease of $1,699 or 35.8% compared to $4,752 for the three months ended September 30, 2010. Gross profit decreased $235 or 69.3% from $339 for the three months ended September 30, 2010 to $104 for the three months ended September 30, 2011. Profit margin decreased 3.7% from 7.1% in the three months ended September 30, 2010 to 3.4% in the three months ended September 30, 2011.

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

Operating loss was $1,390 and $540 for the nine and three months ended September 30, 2011, an increase of $447 and $225 compared to $943 and $315 for the nine and three months ended September 30, 2010. Operating loss increased primarily due to decreased gross profit, increase in labor cost and management fees paid to department stores.

b)	Wang Da

Wang Da focuses on the selling, circulation and modern logistics of cell phones, cell phones products, and digital products, including digital cameras, digital camcorders, PDAs, flash disks, and removable hard disks.

	Nine months ended September 30,		Percentage
Wang Da	2011	2010	Change
Revenue	$29,909	$20,779	43.9%
Gross Profit	1,317	1,657	(20.5)%
Profit Margin	4.4%	8.0%	(3.6)%
Operating Loss	(2,837)	(983)	(188.6)%

	Three months ended September 30,		Percentage
Wang Da	2011	2010	Change
Revenue	$8,403	$10,216	(17.7)%
Gross Profit	182	760	(76.1)%
Profit Margin	2.2%	7.4%	(5.3)%
Operating Loss	(1,064)	(497)	(114.1)%

For the nine months ended September 30, 2011, Wang Da generated revenue of $29,909, an increase of $9,130 or 43.9% compared to $20,779 for the nine months ended September 30, 2010. Gross profit decreased $340 or 20.5% from $1,657 for the nine months ended September 30, 2010 to $1,317 for the nine months ended September 30, 2011. Profit margin decreased from 8.0% in the nine months ended September 30, 2010 to 4.4% in the nine months ended September 30, 2011, a decrease of 3.6%.

For the three months ended September 30, 2011, Wang Da generated revenue of $8,403, a decrease of $1,813 or 17.7% compared to $10,216 for the three months ended September 30, 2010. The decrease in revenue was primarily attributable to the decline in demand for domestic cell phones. While the global cellular market rapidly upgraded to smart phones, domestic cell phones failed to keep up the pace. Failure to introduce high quality domestic smart phones caused the demand for domestic phones to decline. Therefore, revenue decreased for Wang Da. Gross profit decreased $578 or 76.1% from $760 for the three months ended September 30, 2010 to $182 for the three months ended September 30, 2011. Profit margin decreased from 7.4% in the three months ended September 30, 2010 to 2.2% in the three months ended September 30, 2011, a decrease of 5.2%.  The decrease of gross profit and profit margin was primarily attributable to the decrease in demand for domestic cell phones which had higher profit margin than international brands such as Nokia, Motorola and Samsung.

Operating loss was $2,837 and $1,064 for the nine and three months ended September 30, 2011, an increase of $1,854 and $567 compared to $983 and $497 for the nine and three months ended September 30, 2010. Operating loss increased primarily due to decreased gross profit, an increase in labor cost and management fees paid to department stores.

c)	Sanhe

Sanhe focuses on the selling, circulation and modern logistics of home electronics, including DVD players, audio systems, speakers, televisions and air conditioners.

	Nine months ended September 30,		Percentage
Sanhe	2011	2010	Change
Revenue	$29,964	$31,513	(4.9)%
Gross Profit	2,050	2,739	(25.2)%
Profit Margin	6.8%	8.7%	(1.9)%
Operating Loss	(8,105)	(1,390)	(483.1)%

	Three months ended September 30,		Percentage
Sanhe	2011	2010	Change
Revenue	$8,741	$10,269	(14.9)%
Gross Profit	423	1,029	(58.9)%
Profit Margin	4.8%	10.0%	(5.2)%
Operating Loss	(5,801)	(565)	(926.7)%

For the nine months ended September 30, 2011, Sanhe generated revenue of $29,964, a decrease of $1,549 or 4.9% compared to $31,513 for the nine months ended September 30, 2010. Gross profit decreased $689 or 25.2% from $2,739 for the nine months ended September 30, 2010 to $2,050 for the nine months ended September 30, 2011. Profit margin decreased from 8.7% in 2010 to 6.8% in 2011, a decrease of 1.9%.

For the three months ended September 30, 2011, Sanhe generated revenue of $8,741, a decrease of $1,528 or 14.9% compared to $10,269 for the three months ended September 30, 2010. Gross profit decreased $606 or 58.9% from $1,029 for the three months ended September 30, 2010 to $423 for the three months ended September 30, 2011. Profit margin decreased from 10.0% in 2010 to 4.8% in 2011, a decrease of 5.2%.

The decrease in revenue was a result of decline in market demand of DVD players and speakers. The decrease in gross profit and profit margin was a result of higher sales of televisions in the first nine months of 2011 compared to higher sales in DVD players and speakers in the same period of 2010, which have higher profit margin compared to other home electronics products.

Operating loss was $8,105 and $5,801 for the nine and three months ended September 30, 2011, an increase of $6,715 and $5,236 compared to $1,390 and $565 for the nine and three months ended September 30, 2010. Operating loss increased primarily due to decreased gross profit, increase in labor cost and management fees paid to department stores as well as $4,507 in goodwill impairment.

d)	Joy & Harmony

Joy & Harmony focuses on the selling, circulation and modern logistics of consumer electronics, including MP3 players, MP4 players, iPods, electronic dictionaries, and radios.

	Nine months ended September 30,		Percentage
Joy & Harmony	2011	2010	Change
Revenue	$23,279	$30,371	(23.4)%
Gross Profit	140	2,754	(94.9)%
Profit Margin	0.6%	9.1%	(8.5)%
Operating Loss	(11,491)	(1,420)	(709.2)%

	Three months ended September 30,		Percentage
Joy & Harmony	2011	2010	Change
Revenue	$6,533	$8,382	(22.1)%
Gross (Loss)/Profit	(178)	168	(206.0)%
Profit Margin	(2.7)%	2.0%	(4.7)%
Operating Loss	(9,451)	(547)	(1,627.8)%

For the nine months ended September 30, 2011, Joy & Harmony generated revenue of $23,279, a decrease of $7,092 or 23.4% compared to $30,371 for the nine months ended September 30, 2010. Gross profit decreased $2,614 or 94.9% from $2,754 for the nine months ended September 30, 2010 to $140 for the nine months ended September 30, 2011. Profit margin decreased from 9.1% in 2010 to 0.6% in 2011, a decrease of 8.5%.

For the three months ended September 30, 2011, Joy & Harmony generated revenue of $6,533, a decrease of $1,849 or 22.1% compared to $8,382 for the three months ended September 30, 2010. Gross profit decreased $346 or 206.0% from $168 for the three months ended September 30, 2010 to $(178) for the three months ended September 30, 2011. Profit margin decreased from 2.0% in 2010 to (2.7)% in 2011, a decrease of 4.7%.

The decrease in revenue was due to a lower demand for small digital products such as MP3 and MP4. The decrease in profit margin was primarily due to a higher percentage of sales from international brands, which usually have lower profit margin than domestic brands. In addition, the high percentage of sales rebate paid to department stores led to the further decreases of gross profit. As a result of the low profit margin and high sales rebate, Joy & Harmony had gross loss for the three months ended September 30, 2011.

Operating loss was $11,491 and $9,451 for the nine and three months ended September 30, 2011, an increase of $10,071 and $8,904 compared to $1,420 and $547 for the nine and three months ended September 30, 2010. Operating loss increased primarily due to decreased gross profit and increased operating expenses including an increase in labor cost of $578 or 41.6% for the nine months ended September 30, 2011 compared to the same period in 2010, and an increase in promotional expenses of $1,711 to market the new E-book reader under the brand “Lotour”. In addition, Joy & Harmony incurred $6,250 in goodwill impairment.

e)	Jinhua

Jinhua provides transportation service to business and transports freight, including electronics, machinery and equipment, metal products, chemical materials, garments and handicraft goods, in more than 20 cities in Eastern China. Its transportation services cover many of the most developed cities in Eastern China such as Shanghai, Hangzhou and Nanjing.

	Nine months ended September 30,		Percentage
Jinhua	2011	2010	Change
Revenue	$6,107	$8,084	(24.5)%
Gross (Loss)/Profit	(1,323)	1,464	(190.4)%
Profit Margin	(21.7)%	18.1%	(39.8)%
Operating (Loss)/Income	(2,515)	346	(826.9)%

	Three months ended September 30,		Percentage
Jinhua	2011	2010	Change
Revenue	$1,720	$2,568	(33.0)%
Gross Profit/(Loss)	(841)	270	(411.5)%
Profit Margin	(48.9)%	10.5%	(59.4)%
Operating (Loss)	(1,207)	(102)	(1,083.3)%

For the nine months ended September 30, 2011, Jinhua generated revenue of $6,107, a decrease of $1,977 or 24.5% compared to $8,084 for the nine months ended September 30, 2010. Gross profit decreased $2,787 or 190.4% from $1,464 for the nine months ended September 30, 2010 to $(1,323) for the nine months ended September 30, 2010. Profit margin decreased from 18.1% in 2010 to (21.7)% in 2011, a decrease of 39.8%. Operating loss was $2,515 for the nine months ended September 30, 2010, a decrease of $2,861 or 826.9% compared to operating income of $346 for the nine months ended September 30, 2010.

For the three months ended September 30, 2011, revenue decreased from $2,568 for the three months ended September 30, 2011 to $1,720, a decrease of $848 or 33.0%. Gross profit decreased $1,111 or 411.5% from $270 for the three months ended September 30, 2010 to $(841) for the three months ended September 30, 2011. Profit margin decreased 59.4% from 10.5% for the three months ended September 30, 2010 to (48.9)% for the three months ended September 30, 2011. Operating loss was $1,207 for the three months ended September 30, 2011, an increase of $1,105 or 1,083.3% compared to $102 for the three months ended September 30, 2010.

The logistics industry is experiencing a downturn. While fuel and labor costs continue to rise, and toll rates remain high, the price for transportation did not increase accordingly. Therefore, revenue and profit margin decreased. Operating income decreased primarily due to decreased gross profit. Higher operating expenses, labor cost in particular, also caused operating income to decrease. Jinhua also incurred an impairment of goodwill of $472 in the third quarter of 2011.

For the three months ended September 30, 2011, revenue and gross profit decreased substantially. The decrease was a result of land expropriation in the area in Yiwu where Jinhua’s distribution center located. The expropriation affected Jinhua’s normal operation which led to lower revenue in the third quarter of 2011. Currently Jinhua is searching for a new distribution center to solve the issue.

Net Sales

Net sales for the nine months ended September 30, 2011 decreased by 12.7% to $100,017 compared to $114,534 for the nine months ended September 30, 2010. Net sales for the three months ended September 30, 2011 decreased by 21.4%, to $28,543 compared to $36,308 for the three months ended September 30, 2010. Management believes the sales decrease was a result of various factors including a slowdown in the retail markets in general, weaker demand for consumer and business electronics as well as the pressure of increased competitions from supermarkets, internet commerce and increased TV shopping networks.

Cost of Sales

Cost of sales (“COS”) for the nine months ended September 30, 2011 was $97,224 compared to $104,664 for the nine months ended September 30, 2010, a decrease of 7.1%. COS for the three months ended September 30, 2011 was $28,856 compared to $33,725 for the three months ended September 30, 2010, a decrease of 14.4%. The decreased COS for the three months was a result of the decrease in sales from the comparable period. In addition, higher fuel cost and higher cost of consumer electronics also contributed to the increased COS.

Profit Margin

Profit margin for the nine months ended September 30, 2011 was 2.8% compared to 8.6% for the nine months ended September 30, 2010. Profit margin for the three months ended September 30, 2011 was (1.1)% compared to 7.1% for the three months ended September 30, 2010. The lower profit margin was primarily due to the decreased unit sales prices of consumer and business electronics in the competitive market in China. In addition, international brand name electronics represented a higher percentage of sales in the first nine months of 2011 compared to 2010. The increased sales of brand name electronics led to lower profit margin since brand name electronics have lower profit margins compared to domestic products. A higher percentage of sales rebate paid to department stores also caused profit margin to decrease. For the logistics segment, the decrease in profit margin was primarily due to increased fuel cost.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2011 were $20,425 or 20.4% of net sales, compared to $15,776 or 13.8% of net sales for the nine months ended September 30, 2010, an increase of 29.5%. General and administrative expenses for the three months ended September 30, 2011 were $7,421 or 26.0% of net sales, compared to $5,074 or 14.0% of net sales for the three months ended September 30, 2010, an increase of 46.3%. The increase in general and administrative expenses for the three and nine months ended September 30, 2011 was primarily due to an increase in labor cost of $1,187 and an increase in advertising and promotional expenses of $1,711 to market “Lotour” E-book reader for the nine months ended September 30, 2011.

Goodwill impairment

During the third quarter of 2011, Sanhe, Joy & Harmony and Jinhua all incurred net losses, and the Company expects continuous losses for the foreseeable future. As a result, Sanhe, Joy & Harmony and Jinhua recognized goodwill impairment loss of $4,507, $6,250 and $472, respectively. The total amount of $11,229 of goodwill impairment was recorded in the income statement as a separate line item.

Loss from Operations

Operating loss for the nine months ended September 30, 2011 was $28,861 or 28.9% of net sales compared to $5,906 or 5.2% of net sales for the nine months ended September 30, 2010, a decrease of 388.7%. Operating loss for the three months ended September 30, 2011 was $18,963 or 66.4% of net sales compared to $2,491 or 6.9% of net sales for the three months ended September 30, 2010, a decrease of 661.3%. Lower sales, lower profit margin, increased operating expenses and impairment of goodwill of $11,229 were the key factors for the increase in loss from operations during the three and nine months ended September 30, 2011 compared to 2010.

Provision for Income Taxes

The provision for income taxes for the nine months ended September 30, 2011 was $152 compared to $254 for the nine months ended September 30, 2010. The provision for income taxes for the three months ended September 30, 2011 was $23 compared to $64 for the three months ended September 30, 2010. Income tax expense was not significant due to all subsidiaries of China 3C having losses in the three and nine months ended September 30, 2011. Jinhua was the only subsidiary that incurred nominal income tax expenses because Jinhua uses simplified tax system, which imposes taxes on sales instead of operating income.

Net Loss

Net loss was $28,699 or 28.7% of net sales for the nine months ended September 30, 2011 compared to $6,201 or 5.4% of net sales for the nine months ended September 30, 2010, an increase of 362.8%. Net loss was $18,505 or 64.8% of net sales for the three months ended September 30, 2011 compared to $2,606 or 7.2% of net sales for the three months ended September 30, 2010, an increase of 610.0%. Decreased sales revenue, lower profit margin, higher operating expenses and impairment of goodwill were the critical factors which contributed to the decrease in net income.

Liquidity and Capital Resources

Operations and liquidity needs are funded primarily through cash flows from operations. Cash and equivalents were $10,256 at September 30, 2011, compared to $29,123 at September 30, 2010, and $26,249 at December 31, 2010.

We believe the funds available to us are adequate to meet our operating needs for the remainder of 2011.

Our cash flows for the nine month periods are summarized as follows:

	Nine months ended September 30,
	2011	2010
Net cash (used in) operating activities	$(17,153)	$(1,391)
Net cash (used in) investing activities	(427)	(18)
Effect of exchange rate change on cash and equivalents	1,587	624)
Net decrease in cash and equivalents	(15,993)	(785)
Cash and equivalents at beginning of period	26,249	29,908
Cash and equivalents at end period	$10,256	$29,123

Operating Activities

Net cash used in operating activities was $16,673 for the nine months ended September 30, 2011 compared to $1,391 for the nine months ended September 30, 2010, a 1,098.6% increase.  The increase was mainly attributable to several factors, including (i) net loss of $28,699; (ii) increase in accounts receivable of $926; (iii) decrease in accrued expenses of $2,788, offset by the decrease in tax receivable of $1,234 and increase in accounts payable of $511 in the nine months ended September 30, 2011, and add back stock compensation of $892, amortization expense of $1,048 and goodwill impairment of $11,229.

	Nine months ended September 30,
	2011	2010	Percentage Change

Sales, Net	$100,017	$114,534	(12.7)%

	September 30, 2011	December 31, 2010
	(Unaudited)
Accounts receivable	$12,371	$14,619	(15.4)%

 Accounts receivable decreased 15.4% in the first nine months of 2011 while sales decreased 12.7%. The change in accounts receivable is in line with the change in sales. Management monitors and periodically assesses the collectability of accounts receivable to ensure the allowance for bad debt account is reasonably estimated. Collection of debt is based on the terms of legal binding documents. Our account receivable department has periodically reviewed the allowance for doubtful accounts. The bad debt allowance is based on the aging of receivables, credit history and credit quality of the customers, the term of the contracts as well as the balance outstanding. If an account receivable item is considered probable to be uncollectible, it will be charged to bad debts immediately.

Capital Expenditures

We did not have any material capital expenditures for the first nine months of 2010. In the first nine months of 2011, we purchased a mold custom designed for the “Lotour” brand E-book for $421 and office equipment for $6.

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

Tabular Disclosure of Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2011:

	Payment Due by Period
		Less than 1
Contractual Obligations	Total	year	1-3 years
Operating lease obligations	$299,263	$231,674	$67,589
Advertising obligations	318,278	318,278	-
E-Book contract obligations	87,214	87,214	-
Total contractual obligations	$704,755	$637,166	$67,589

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Foreign Exchange Risk

All of our revenue and most of our operating costs and expenses are denominated in RMB. Although the conversion of the RMB is regulated in China, the value of the RMB against the U.S. dollar or any other currency nonetheless may fluctuate and be affected by, among other things, changes in China’s political and economic conditions. Under current policy, the value of the RMB is permitted to fluctuate within a narrow band against a basket of certain foreign currencies. China is currently under international pressures to liberalize this currency policy, and if such liberalization were to occur, the value of the RMB could appreciate or depreciate against the U.S. dollar.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures as of September 30, 2011, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third quarter of 2011 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following financial statements from China 3C Group’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Operations and Comprehensive Loss (unaudited); (iii) the Consolidated Statements of Cash Flows (unaudited); and, (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA 3C GROUP

Date: November 21, 2011	By:	/s/ Zhenggang Wang
Name: Zhenggang Wang
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 21, 2011	By:	/s/ Weiping Wang
Name: Weiping Wang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

The following financial statements from China 3C Group’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Operations and Comprehensive Loss (unaudited); (iii) the Consolidated Statements of Cash Flows (unaudited); and, (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.