Form 10-K/A
period 2010-12-31
China 3C Group
filed 2012-03-23
CIK 1076784

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

Explanatory Note

This Amendment No. 1 to our Annual Report on Form 10-K/A ("Form 10-K/A") is being filed to amend our Annual Report on 10-K for the year ended December 31, 2010 ("Form 10-K"), which was originally filed with the Securities and Exchange Commission (the "SEC") on May 18, 2011. We are filing this amendment to include disclosure consistent with comments received by the SEC. We are amending and restating Items 1, 7, 8, 9 and 15 in this Form 10-K/A.

Except as indicated above, no changes other than corrections of typographical errors have been made.

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

On August 15, 2007, we executed a series of contractual agreements between Capital and Zhejiang. The contractual agreements give Capital and its equity owners an obligation, and having ability to absorb, any losses, and rights to receive returns; however, these contractual agreements did not change the equity ownership of Zhejiang. We did not dispose Capital’s actual equity ownership of Zhejiang when we execute the contractual agreements. Capital entered into share-holding entrustment agreements with five individuals: Zhenggang Wang, Yimin Zhang, Huiyi Lv, Xiaochun Wang and Zhongsheng Bao to hold 35%, 20%, 20%, 15% and 10%, respectively, of the equity interest of Zhejiang on behalf of Capital on November 21, 2005. The entrustment agreements confirm that CFDL is the actual owner of Zhejiang. CFDL enjoys the actual shareholder’s rights and has the right to obtain any benefits received by the nominal holders. Zhenggang Wang is the CEO and shareholder of China 3C Group. Yimin Zhang, Huiyi Lv, Xiaochun Wang and Zhongsheng Bao have no other relationship with China 3C Group. No consideration was given to these individuals who held the equity of Zhejiang on behalf of CFDL.

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

If we are unable to successfully integrate the businesses we acquire, our ability to expand our product offerings and geographic reach may be significantly limited. In order to expand our product offerings and grow our customer base by reaching new customers through expanded geographic coverage, we may continue to acquire businesses we believe are complementary to our growth strategy. Acquisitions involve numerous risks, including difficulties in the assimilation of acquired operations, loss of key personnel, distraction of management’s attention from other operational concerns, failure to maintain supplier relationships, inability to maintain goodwill of customers from acquired businesses, and the inability to meet projected financial results that supported how much was paid for the acquired businesses.

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

We have a material weakness in our internal control over financial reporting, and if we fail to maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may be adversely affected. We and our independent registered public accounting firm, in connection with the audit of the consolidated financial statements for the fiscal year ended December 31, 2010, have identified the following material weaknesses in our internal control over financial reporting: the ability of the Company to record transactions and provide disclosures in accordance with accounting principles generally accepted in the United States (US GAAP).

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We plan to take measures to remediate these deficiencies, such as providing additional training to our accounting staff in US GAAP. However, the implementation of these measures may not fully address the control deficiencies in our internal control over financial reporting. Our failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective internal control over financial reporting is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares, may be negatively impacted by a failure to accurately report financial results.

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

On December 21, 2005, CFDL became a wholly owned subsidiary of China 3C through a merger with a wholly owned subsidiary of the Company (the “Merger Transaction”). China 3C acquired all of the issued and outstanding capital stock of CFDL pursuant to a the Merger Agreement dated at December 21, 2005 by and among China 3C, XY Acquisition Corporation, CFDL and the shareholders of CFDL (the “Merger Agreement”). Pursuant to the Merger Agreement, CFDL became a wholly owned subsidiary of China 3C and, in exchange for the CFDL shares, China 3C issued 35,000,000 shares of its common stock to the shareholders of CFDL, representing 93% of the issued and outstanding capital stock of China 3C at that time and cash of $500. On August 15, 2007, we executed a series of contractual agreements between Capital and Zhejiang. The contractual agreements give Capital and its equity owners an obligation, and having ability to absorb, any losses, and rights to receive returns; however, these contractual agreements did not change the equity ownership of Zhejiang. We did not dispose Capital’s actual equity ownership of Zhejiang when we execute the contractual agreements. Capital entered into share-holding entrustment agreements with five individuals: Zhenggang Wang, Yimin Zhang, Huiyi Lv,Xiaochun Wang and Zhongsheng Bao to hold 35%, 20%, 20%, 15% and 10%, respectively, of the equity interest of Zhejiang on behalf of Capital on November 21, 2005. The entrustment agreements confirm that CFDL is the actual owner of Zhejiang. CFDL enjoys the actual shareholder rights and has the right to obtain any benefits received by the nominal holders. Zhenggang Wang is the CEO and shareholder of China 3C Group. Yimin Zhang, Huiyi Lv, Xiaochun Wang and Zhongsheng Bao have no other relationship with China 3C Group. No consideration was given to these individuals who held the equity of Zhejiang on behalf of CFDL.

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

Results of Operations

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

Reportable Operating Segments

The Company reports financial and operating information in the following five segments:

a)	Yiwu Yong Xin Telecommunication Company, Limited or “Yiwu”

b)	Hangzhou Wang Da Electronics Company, Limited or “Wang Da”

c)	Hangzhou Sanhe Electronic Technology Limited or “Sanhe”

d)	Shanghai Joy & Harmony Electronics Company Limited or “Joy & Harmony”

e)	Jinhua Baofa Logistic Limited or “Jinhua”

a)	Yiwu Yong Xin Telecommunication Company, Limited or “Yiwu”

Yiwu focuses on the selling, circulation and modern logistics of fax machines and cord phone products.

All amounts, except percentage of revenues, in thousands of US dollars.

	Year Ended December 31,		Percentage
Yiwu	2010	2009	Change
Revenue	$20,251	$44,375	(54.4)%
Gross Profit	$2,328	$5,129	(54.6)%
Gross Margin	11.5%	11.6%	(0.1)%
Operating (Loss)	$(2,456)	$(612)	(301.3)%

For the year ended December 31, 2010, Yiwu generated revenue of $20,251, a decrease of $24,124 or 54.4% compared to $44,375 for the year ended December 31, 2009. Gross profit decreased $2,801 or 54.6% from $5,129 for the year ended 2009 to $2,328 for the year ended 2010. Such decrease in revenue was primarily due to the shrinking market in office communication products. The decrease in revenue was also a result of closing 73 stores in stores in 2010. Operating losses was $2,456 in 2010; operating loss increased $1,844 or 301.3% compared to $612 in 2009. The increase in operating losses was primarily a result of higher labor cost and management fees paid to department stores as a percentage of sales.

Gross profit margin decreased from 11.6% in 2009 to 11.5% in 2010, a decrease of 0.1%. Such decrease is primarily due to the more competitive fax machines and telephone market in China compared to 2009. To maintain market share, we had to launch more promotions which negatively affected our gross margin. In addition, purchase rebate paid to suppliers, accounted for as an addition to cost of sales, as a percentage of sales increased in 2010, which led to lower gross margin of Yiwu.

b)	Hangzhou Wang Da Electronics Company, Limited or “Wang Da”

Wang Da focuses on the selling, circulation and modern logistics of cell phones, cell phones products, and digital products, including digital cameras, digital camcorders, PDAs, flash disks, and removable hard disks.

All amounts, except percentage of revenues, in thousands of US dollars.

	Year Ended December 31,		Percentage
Wang Da	2010	2009	Change
Revenue	$43,801	$58,744	(25.4)%
Gross Profit	$3,728	$6,600	(43.5)%
Gross Margin	8.5%	11.2%	(2.7)%
Operating (Loss)	$(3,156)	$(262)	(1,104.6)%

For the year ended December 31, 2010, Wang Da generated revenue of $43,801, a decrease of $14,943 or 25.4% compared to $58,744 for the year ended December 31, 2009. Gross profit decreased $2,872 or 43.5% from $6,600 for the year ended 2009 to $3,728 for the year ended 2010. The decrease in revenue was primarily due to increased competition from government-owned large telecommunication service providers. Telecommunication service providers opened their direct operating stores to sell communication products. The number of electronics stores opened in the same area where Wang Da’s stores are located has increased in 2010. These government-owned companies also launched promotions such as “free phone with service contract” which drove the Wang Da’s revenue further down. Operating losses was $3,156 in 2010, increased $2,894 or 1,104.6% compared to operating loss of $262 in 2009. The increase in operating losses was primarily a result of higher labor cost and management fees paid to department stores as a percentage of sales.

Gross profit margin decreased from 11.2% in 2009 to 8.5% in 2010. The decrease was due to lower unit price of old model mobile phones as a result of the introduction of the 3G phones.

c)	Hangzhou Sanhe Electronic Technology Limited or “Sanhe”

Sanhe focuses on the selling, circulation and modern logistics of home electronics, including DVD players, audio systems, speakers, televisions and air conditioners.

All amounts, except percentage of revenues, in thousands of US dollars.

	Year Ended December 31,		Percentage
Sanhe	2010	2009	Change
Revenue	$42,427	$53,385	(20.5)%
Gross Profit	$4,426	$8,627	(48.7)%
Gross Margin	10.4%	16.2%	(5.8)%
Operating (Loss)	$(4,122)	$(741)	(456.3)%

For the year ended December 31, 2010, Sanhe generated revenue of $42,427, a decrease of $10,958 or 20.5% compared to $53,385for the year ended December 31, 2009. Gross profit decreased $4,201 or 48.7% from $8,627 for the year ended 2009 to $4,426 for the year ended 2010. The decrease in revenue was primarily due to the shrinking market in DVD players and small home electronics as well as the closing of 11 stores in 2010. Operating losses was $4,122 in 2010, increased $3,381 or 456.3% compared to $741 in 2009. The increase in operating losses was primarily a result of higher labor cost and management fees paid to department stores as a percentage of sales.

Gross profit margin decreased from 16.2% in 2009 to 10.4% in 2010. The decrease in gross profit and operation income was primarily due to the change in sales revenue mix. Due to the lesser sales of DVD players and other small home electronics, we increased sales volume of TV sets, which has a lower margin, to maintain the market share. Therefore, gross margin for Sanhe decreased in 2010.

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

All amounts, except percentage of revenues, in thousands of US dollars.

	Year Ended December 31,		Percentage
Joy & Harmony	2010	2009	Change
Revenue	$40,247	$56,660	(29.0)%
Gross Profit	$5,460	$9,421	(42.0)%
Gross Margin	13.6%	16.6%	(3.0)%
Operating Income (Loss)	$(3,151)	$1,012	(411.4)%

For the year ended December 31, 2010, Joy & Harmony generated revenue of $40,247, a decrease of $16,413 or 29.0% compared to $56,660 for the year ended December 31, 2009. Gross profit decreased $3,961 or 42.0% from $9,421 for the year ended 2009 to $5,460 for the year ended 2010. The decrease in revenue was primarily due to a more competitive consumer electronics market as well as closing of 22 stores in 2010. The number of electronics stores located in the area where Joy & Harmony’s stores are located has increased in 2010. In addition, many small manufacturers closed down and large manufacturers raised the price of consumer electronics, which forced Joy & Harmony to discontinue some of its products. This caused sales to decline. Operating losses was $3,151 in 2010, a decrease of $4,163 or 411.4% compared to operating income of $1,012 in 2009.

Gross profit margin decreased from 16.6% in 2009 to 13.6% in 2010. The global financial crisis caused many small electronics manufacturers to exit the market and large manufacturers to raise the price of consumer electronics. Therefore, the cost for Joy & Harmony increased, which led to a significant decline in gross margin.

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

All amounts, except percentages of revenues, are in thousands of US dollars.

Jinhua	Year Ended December 31, 2010	For the period from July 1 to December 31, 2009
Revenue	$10,691	$5,573
Gross Profit	$1,402	$1,713
Gross Margin	13.1%	30.7%
Operating Income (Loss)	$(68)	$1,098

Gross margin decreased 17.6% from 30.7% in 2009 to 13.1% in 2010 primarily due to the increased fuel cost. Operating income decreased primarily due to decreased gross margin. Higher operating expenses, in particular, also caused operating income to decrease. The labor cost of Jinhua increased 30% or $1,080 in 2010 due to the mandated government policy as well as higher inflation.

Net sales

Net sales for 2010 totaled $158,094, a year-over-year decrease of $60,900 or 27.8% compared to $218,994 for 2009. The decrease was attributable to the closing of 107 stores in stores in 2010 as well as the increased competition in the electronics market in China.

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

Cost of Sales

Cost of sales for 2010 totaled $140,668, or 89.0% of net sales compared to $187,476, or 85.6% for 2009. The decrease in the cost of sales was a result of the decrease in sales. The cost of sales as a percentage increased during 2010 primarily due to increased costs of electronics products. The increase in purchase rebate paid to supplier, accounted for as an addition to cost of sales, also contributed to the increase in cost of sales.

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

Gross Profit Margin

Gross profit margin in 2010 decreased to 11.0% compared to 14.4% in 2009. The gross profit margin decrease was mainly attributed to the fact that many small manufacturers of computers, communication and consumer products exited the market and large manufacturers raised the cost of goods due to the global economic slowdown. In addition, the increased competition led the Company to launch more promotional sales to attract customers. These events caused gross margin to decrease. The decrease in gross margin was also due to the increase in sales rebate paid to suppliers.

Because the Company does not include the costs for its distribution network in cost of sales, its gross profit and gross profit as a percentage of net sales (“gross profit margin”) may not be comparable to those of other retailers that may include distribution costs in cost of sales and in gross profit and gross margin.

General and Administrative Expenses

General and administrative expenses for 2010 totaled $42,263, or 26.7% of net sales, compared to $32,126, or 14.7% of net sales for 2009. General and administration expense increased 31.6% primarily due to a 16.4% increase in labor cost, increase in management fees paid to department stores and goodwill impairment of $9,591 charged in 2010.

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

Foreign currency translation adjustments

The impact of foreign translation from our accounts in RMB to US dollar on China 3C’s operating results was not material. During the translation process, the assets and liabilities of all PRC subsidiaries are translated into US dollars at period-end exchange rates. The revenues and expenses are translated into US dollars at average exchange rates of the periods. Resulting translation adjustments are recorded as acomponent of accumulated other comprehensive income within stockholders’ equity.

	2010	2009
RMB/US$ exchange rate at year end	0.15170	0.14626
Average RMB/US$ exchange rate for the years	0.14792	0.14618

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated results of operations. As a result of the translation, China 3C recorded a foreign currency gain of $1,526 in 2010 and loss of $92 thousand in 2009, which is a separate line item on the Statements of Operations.

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

The Company reports financial and operating information in the following five segments:

a)	Yiwu Yong Xin Telecommunication Company, Limited or “Yiwu”

b)	Hangzhou Wang Da Electronics Company, Limited or “Wang Da”

c)	Hangzhou Sanhe Electronic Technology Limited or “Sanhe”

d)	Shanghai Joy & Harmony Electronics Company Limited or “Joy & Harmony”

e)	Jinhua Baofa Logistic Limited or “Jinhua”

a)	Yiwu Yong Xin Telecommunication Company, Limited or “Yiwu”

Yiwu focuses on the selling, circulation and modern logistics of fax machines and cord phone products.

All amounts, except percentage of revenues, in thousands of US dollars.

	Year Ended December 31,		Percentage
Yiwu	2009	2008	Change
Revenue	$44,375	$63,370	(30.0)%
Gross Profit	$5,129	$9,978	(48.6)%
Gross Margin	11.6%	15.8%	(4.2)%
Operating Income (Loss)	$(612)	$7,615	(108.0)%

For the year ended December 31, 2009, Yiwu generated revenue of $44,375, a decrease of $18,995 or 30.0% compared to $63,370 for the year ended December 31, 2008. Gross profit decreased $4,849 or 48.6% from $9,978 for the year ended 2008 to $5,129 for the year ended 2009. Operating losses was $612 in 2009, a decrease of $8,227 or 108.0% compared to operating income of $7,615 in 2008. Such decrease in revenue was primarily due to the shrinking market in office communication products. The decrease in revenue was also a result of closing 23 stores in stores in 2009.

Gross profit margin decreased from 15.8% in 2008 to 11.6% in 2009, a decrease of 4.2%. Such decrease is primarily due to of the more competitive fax machines and telephone market in China as compared to 2008. In order to maintain market shares, we had to launch more promotions which negatively affected the gross margin. In addition, sales rebate paid to suppliers as a percentage of sales increased in 2009, which led to lower gross margin of Yiwu.

b)	Hangzhou Wang Da Electronics Company, Limited or “Wang Da”

Wang Da focuses on the selling, circulation and modern logistics of cell phones, cell phones products, and digital products, including digital cameras, digital camcorders, PDAs, flash disks, and removable hard disks.

All amounts, except percentage of revenues, in thousands of US dollars.

	Year Ended December 31,		Percentage
Wang Da	2009	2008	Change
Revenue	$58,744	$102,935	(42.9)%
Gross Profit	$6,600	$16,313	(59.5)%
Gross Margin	11.2%	15.9%	(4.7)%
Operating Income (Loss)	$(262)	$11,527	(102.3)%

 For the year ended December 31, 2009, Wang Da generated revenue of $58,744, a decrease of $44,191 or 42.9% compared to $102,935 for the year ended December 31, 2008. Gross profit decreased $9,713 or 59.5% from $16,313 for the year ended 2008 to $6,600 for the year ended 2009. Operating losses was $262 in 2009, a decrease of $8,227 or 102.3% compared to operating income of $11,527 in 2008. The decrease in revenue was primarily due to the high competition from government-owned large telecommunication service providers. Telecommunication service providers started to open their direct operating stores to sell communication products and also launched promotions such as “free phone with service contract” in 2009. In addition, the introduction of 3G phones caused lower demand for the old model mobile phones. Meanwhile, the 3G network is still in the trial period, customers are waiting to upgrade to 3G phones until the 3G network is complete. The decrease in revenue was also attributed to the closing of 42 stores in stores in 2009.

Gross profit margin decreased from 15.9% in 2008 to 11.2% in 2009. The decrease was due to lower unit price of old model mobile phones as a result of the introduction of the 3G phones.

c)	Hangzhou Sanhe Electronic Technology Limited or “Sanhe”

Sanhe focuses on the selling, circulation and modern logistics of home electronics, including DVD players, audio systems, speakers, televisions and air conditioners.

All amounts, except percentage of revenues, in thousands of US dollars.

	Year Ended December 31,		Percentage
Sanhe	2009	2008	Change
Revenue	$53,385	$70,243	(24.0)%
Gross Profit	$8,627	$12,444	(30.7)%
Gross Margin	16.2%	17.7%	(1.5)%
Operating Income (Loss)	$(741)	$7,509	(109.9)%

For the year ended December 31, 2009, Sanhe generated revenue of $53,385, a decrease of $16,858 or 24.0% compared to $70,243 for the year ended December 31, 2008. Gross profit decreased $3,817 or 30.7% from $12,444 for the year ended 2008 to $8,627 for the year ended 2009. Operating losses was $741 in 2009, a decrease of $8,250 or 109.9% compared to operating income of $7,509 in 2008. The increase in revenue was primarily due to the shrinking market in DVD players and small home electronics as well as the closing of 24 stores in 2009.

Gross profit margin decreased from 17.7% in 2008 to 16.2% in 2009. The decrease in gross profit and operating income was primarily due to the change in sales revenue mix. In 2009, due to the lesser sales of DVD players and other small home electronics, sales volume of TV sets, which has a lower margin, comparatively increased. Therefore, gross margin for Sanhe decreased in 2009.

d)	Shanghai Joy & Harmony Electronics Company Limited or “Joy & Harmony”

Joy & Harmony focuses on the selling, circulation and modern logistics of consumer electronics, including MP3 players, MP4 players, iPod, electronic dictionary, radios, and Walkman.

All amounts, except percentage of revenues, in thousands of US dollars.

	Year Ended December 31,		Percentage
Joy & Harmony	2009	2008	Change
Revenue	$56,660	$74,096	(23.5)%
Gross Profit	$9,421	$9,906	(57.1)%
Gross Margin	16.6%	13.4%	3.2%
Operating Income	$1,012	$7,406	(86.3)%

For the year ended December 31, 2009, Joy & Harmony generated revenue of $56,660, a decrease of $17,436 or 23.5% compared to $74,096 for the year ended December 31, 2008. Gross profit decreased $485 or 4.9% from $9,906 for the year ended 2008 to $9,421 for the year ended 2009. Operating income was $1,012 in 2009, a decrease of $6,394 or 86.3% compared to $7,406 in 2008. The decrease in revenue was primarily due to closing of 12 stores in 2009. In addition, manufacturers have been introducing new products at a slower rate and the old products currently on the market have become out-dated. This has caused the unit price of consumer electronics to drop and sales to decline.

Gross profit margin increased from 13.4% in 2008 to 16.6% in 2009.

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

Net sales

Net sales for 2009 totaled $218,994, representing a year-over-year decrease of 29.5% compared to $310,645 for 2008. The decrease was attributable to the closing of 101 stores in stores in 2009 as well as the negative effect of global economic slowdown.

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

Cost of Sales

Cost of sales for 2009 totaled $187,476, or 85.6% of net sales compared to $262,003, or 84.3% for 2008. The decrease in the cost of sales was a direct result of the corresponding decrease in sales. The cost of sales as a percentage increased during 2009 primarily due to increased costs of electronics products as well as increase in sales rebate paid to suppliers.

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

Gross Profit Margin

Gross profit margin in 2009 decreased to 14.4% compared to 15.7% in 2008. The gross profit margin decrease was mainly attributed to the fact that many small manufacturers of computers, communication and consumer products exited the market and current manufacturers raised the cost of goods due to the global economic slowdown. The decrease in gross margin was also due to the increase in sales rebate paid to suppliers.

Because the Company does not include the costs related to its distribution network in cost of sales, its gross profit and gross profit as a percentage of net sales (“gross profit margin”) may not be comparable to those of other retailers that may include all costs related to their distribution network in cost of sales and in the calculation of gross profit and gross margin.

General and Administrative Expenses

General and administrative (“G&A”) expenses for 2009 totaled $32,126, or 14.7% of net sales, compared to $14,132, or 4.6% of net sales for 2008. G&A expenses as a percentage of net sales increased 10.1% due to salary increase of $4,600 in 2009 compared to 2008, additional $1,116 G&A expenses due to acquisition of Jinhua, increase in management fee and additional expenses in relation to the new direct stores and franchise stores.

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

(amounts in thousands of US dollars)

	Three Months Ended
	12/31/2010	9/30/2010	6/30/2010	3/31/2010	12/31/2009	9/30/2009	6/30/2009	3/31/2009
Sales, net	$43,560	$36,308	$37,428	40,798	$46,501	$43,955	$51,126	$77,412

Cost of sales	36,004	33,725	33,506	37,433	35,075	39,942	45,106	67,353
Gross profit (loss)	7,556	2,583	3,922	3,365	11,426	4,013	6,020	10,059

General and administrative expenses	26,487	5,074	5,488	5,214	16,270	5,621	4,749	5,486
Income (loss) from operations	(18,931)	(2,491)	(1,566)	(1,849)	(4,844)	(1,608)	1,271	4,573

Other Income (Expense)
Interest income	31	24	22	25	26	29	25	29
Other income (expense)	(28)	(75)	(41)	4	(20)	(27)	10	37
Total Other Income (Expense)	3	(51)	(19)	29	6	2	35	66
Income (loss) before income taxes	(18,928)	(2,542)	(1,585)	(1,820)	(4,838)	(1,606)	1,306	4,639

Provision for income taxes	(202)	64	83	107	(1,021)	144	392	1,199

Net income (loss)	$(18,726)	$(2,606)	$(1,668)	(1,927)	$(3,817)	$(1,750)	$914	$3,440

Net income (loss) per share:
Basic & diluted	$(0.34)	$(0.05)	$(0.03)	(0.04)	$(0.07)	$(0.03)	$0.02	$0.07

Weighted average number of shares outstanding:
Basic	54,831	54,831	54,831	54,831	54,831	53,931	53,931	52,834
Diluted	54,831	54,831	54,831	54,831	54,831	53,931	53,931	52,834

Liquidity and Capital Resources (amounts in thousands of US dollars)

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

Cash and equivalents as of December 31, 2010 and 2009 were solely bank accounts in US and China. Specifically, cash and equivalents for each subsidiary as of December 31, 2010 and 2009 included:

(all amounts are denominated in thousands)

Name of Entities	Region	Currency	2010	2009
China 3C Group	US entity	USD	4	-
Capital	BVI entity	USD	-	-
Zhejiang	Chinese entity	RMB	1,781	5,180
Yiwu	Chinese entity	RMB	40,568	28,437
Sanhe	Chinese entity	RMB	38,066	42,867
Wangda	Chinese entity	RMB	25,406	43,956
Joy & Harmony	Chinese entity	RMB	43,369	60,709
Jinhua	Chinese entity	RMB	23,809	23,335

Cash equivalents held in the PRC subsidiaries are not freely transferrable outside the country. The amounts not freely transferable as of December 31, 2010 and 2009 were RMB 172,999 (or $26,244) and RMB 204,484 (or $29,908).

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

(amounts in thousands of US dollars):

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

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2010, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2010 , the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal controls identified below.

Disclosure controls and procedures are designed to provide that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated, recorded, processed, summarized, communicated to our management, including our principal executive officer and principal financial officer and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, and due to the material weakness described below, management concluded that our internal control over financial reporting was not effective as of December 31, 2010.

Our management identified the following material weakness: the ability of the Company to record transactions and provide disclosures in accordance with US GAAP. The current staff in our accounting department are inexperienced in US GAAP. They need substantial training to meet the demands of a US public company. The accounting skills and understanding necessary to fulfill the requirements of US GAAP-based reporting, including the preparation of financial statements and consolidation, are inadequate.

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

Remediation Initiative

We intend to provide additional training in US GAAP and disclosure requirements under US securities law to our staff, in particular, to our key accounting personnel.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K/A does not include an attestation report of our registered public accounting firm, Goldman Kurland and Mohidin, LLP, regarding internal control over financial reporting because we are a non-accelerated filer. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

Other than the changes relating to the material weakness described above, there were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-K/A that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following are filed with this Annual Report:

(1)  The financial statements listed on the Financial Statements Table of Contents.

(2)  Not applicable.

(3)  The exhibits referred to below, which include the following managerial contracts or compensatory plans or arrangements:

•	China 3C Group 2011 Restricted Stock Plan

(b)           The exhibits listed on the Exhibit Index are filed as part of this Annual Report.

(c)           Not applicable.

EXHIBIT INDEX

Exhibit No	Document Description
3.1	Amended and Restated Articles of Incorporation of the Registrant (11)
3.2	By-laws of the Registrant (1)
4.1	China 3C Group Amended 2005 Equity Incentive Plan. (2)
4.2	China 3C Group 2011 Restricted Stock Plan
10.1	Stock Purchase Agreement, dated as of October 17, 2005, by and among Sun Oil & Gas, Inc., EH&P Investments, John D. Swain, Fred Holcapek, PH Holding Group, Ma Cheng Ji, Zhou Wei, Zeng Xiu Lan, Gu Xiao Dong, Jacksonville Management Limited, Colin Wilson, Alliance Capital Management, Inc., Hanzhong Fang and China US Bridge Capital, Limited (3)
10.2	Consulting Services Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang Yong Xing Digital Technology Company Limited (4)
10.3	Operating Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang Yong Xing Digital Technology Company Limited (4)
10.4	Proxy and Voting Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang Yong Xing Digital Technology Company Limited (4)
10.5	Option Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang Yong Xing Digital Technology Company Limited (4)
10.6	Equity Pledge Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang Yong Xing Digital Technology Company Limited (4)
10.7	Subscription Agreement, dated as of December 20, 2005, between the Registrant and Huiqi Xu. (5)
10.8	Consulting Agreement, dated as of December 20, 2005, among the Registrant, Wen-An Chen and Huoqing Yang. (5)

10.9	Guarantee Contract between the Registrant and Shenzhen Shiji Ruicheng Guaranty and Investment Company Limited, dated as of December 21, 2005. (6)
10.10	Agreement and Plan of Merger, dated as of December 21, 2005, among the Registrant, YX Acquisition Corporation, Capital Future Development Limited, Zhenggang Wang, Yimin Zhang, Weiyi Lv, Xiaochun Wang, Zhongsheng Bao, Simple (Hongkong) Investment & Management Company Limited, First Capital Limited, Shenzhen Dingyi Investment & Consulting Limited and China US Bridge Capital Limited. (6)
10.11	Form of Promissory Note dated December 21, 2005. (6)

10.12	Share Exchange Agreement, dated as of November 28, 2006, among China 3C Group, Capital Future Development Limited (“CFDL”), Shanghai Joy & Harmony Electronics Company Limited, and the shareholders of CFDL. (7)

10.13	Form of Securities Purchase Agreement, dated July 13, 2007, by and among the Registrant and certain subscribers (8)
10.14	Letter of Intent for Strategic Partnership, dated November 22, 2007, between the Registrant’s subsidiary Zhejiang Yongxin Technology Limited and Hangzhou Xituo Network Technology Company (9)
10.15	Consignment Agreement, dated January 2, 2008, between the Registrant’s subsidiary Hangzhou Shan He Electric Company Limited and Hangzhou Lotour Digital Products Business Company Limited (10)

16	Consignment Agreement, dated January 3, 2008, between the Registrant’s subsidiary Hangzhou Wang Da Electric Company Limited and Hangzhou Lotour Digital Products Business Company Limited (10)
10.17	Acquisition Agreement dated December 19, 2008 by and among Zhejiang Yong Xing Digital Technology Company Limited, Yiwu Yong Xin Communication Limited Jinhua Baofa Logistic Limited and the shareholders of Jinhua Baofa Logistic Limited (12)
10.18	Amendment to Acquisition Agreement dated April 4, 2009 by and among Zhejiang Yong Xing Digital Technology Company Limited, Yiwu Yong Xin Communication Limited and the shareholders of Jinhua Baofa Logistic Limited (13)
10.19	Compensation Agreement, dated November 27, 2009, between China 3C Group and Joseph Levinson (14)
10.20	Board of Directors Agreement, dated December 8, 2006, among China 3C Group and Kenneth T. Berents (15)
10.21	China 3C Group 2008 Omnibus Securities and Incentive Plan (16)
10.22	Stock Option Agreement Director Non-Qualified Stock Option, dated December 1, 2008 and effective as of January 15, 2009, between China 3C Group and Kenneth Berents (16)
10.23	Stock Option Agreement Director Non-Qualified Stock Option, dated December 1, 2008 and effective as of January 15, 2009, between China 3C Group and Kenneth Berents (16)
10.24	Stock Option Agreement Director Non-Qualified Stock Option, dated December 1, 2008 and effective as of January 15, 2009, between China 3C Group and Kenneth Berents (16)
10.25	Stock Option Agreement with Todd L. Mavis, dated April 21, 2009, between China 3C Group and Todd L. Mavis (16)
10.26	Agreement dated May 3, 2007 between China 3C Group and Joseph Levinson (16)
10.27	Letter Agreement dated June 16, 2009 between China 3C Group and Jian Zhang (17)

14.1	Code of Business Conduct and Ethics (11)
21.1	List of Subsidiaries (18)
23.1	Consent of Goldman Parks Kurland Mohidin LLP, an independent registered public accounting firm, filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Principal Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.
32.2	Certification of Principal Accounting and Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

(1)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on January 3, 2007.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-141173) dated March 9, 2007.

(3)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on October 21, 2005.

(4)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on September 11, 2007.

(5)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 20, 2005.

(6)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 22, 2005.

(7)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 11, 2006.

(8)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on July 17, 2007.

(9)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on November 28, 2007.

(10)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on January 17, 2008.

(11)	Incorporated by reference from the Registrant’s Annual Report filed with the SEC on Form 10-K on March 27, 2008.

(12)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 29, 2008.

(13)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on April 9, 2009.

(14)  Incorporated by reference from the Registrant’s Annual Report filed with the SEC on Form 10-K on April 16, 2009.

(15)  Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 14, 2006.

(16)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-159200) dated May 13, 2009.

(17)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on June 22, 2009.

(18)	Incorporated by reference from the Registrant’s Annual Report filed with the SEC on Form 10-K on April 15, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of March 2012.

CHINA 3C GROUP

/s/ Zhenggang Wang
Zhenggang Wang
Chief Executive Officer and Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ Zhenggang Wang		March 23, 2012
Zhenggang Wang	Chief Executive Officer and
Chairman (Principal Executive
Officer)

/s/ Xinchuan Kong
Xinchuan Kong	President	March 23, 2012

/s/ Weiping Wang
Weiping Wang	Chief Financial Officer (Principal	March 23, 2012
Accounting and Financial Officer)

/s/ Chenghua Zhu
Chenghua Zhu	Director	March 23, 2012

/s/ Mingjun Zhu
Mingjun Zhu	Director	March 23, 2012

/s/ Rongjin Weng
Rongjin Weng	Director	March 23, 2012

/s/ Wei Kang Gu
Wei Kang Gu	Director	March 23, 2012

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

/s/ Goldman Kurland and Mohidin, LLP

Encino, California

May 18, 2011

Except for Notes 1, 2, 5, 7 and 13, for which the date is March 14, 2012.

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

CHINA 3C GROUP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share amounts)

	2010	2009	2008

Net sales	$158,094	$218,994	$323,331
Cost of sales	140,668	187,476	262,003
Gross profit	17,426	31,518	61,328
Selling, general and administrative expenses	42,263	32,126	26,819
Income from operations	(24,837)	(608)	34,509
Other (income) expense
Interest income	(102)	(109)	(146)
Other income	(5)	(163)	(1,150)
Other expense	145	163	360
Total other (income) expense	38	(109)	(936)

Income (loss) before income taxes	(24,875)	(499)	35,445
Provision for income taxes	52	714	8,611
Net income (loss)	$(24,927)	$(1,213)	$26,834
Foreign currency translation adjustments	1,526	(92)	3,400
Comprehensive income (loss)	$(23,401)	$(1,305)	$30,234

Net income (loss) available to common shareholders per share:
Basic and Diluted	$(0.45)	$(0.02)	$0.51

Weighted average shares outstanding:
Basic and Diluted	54,831,327	53,867,890	52,673,938

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

On August 15, 2007, we executed a series of contractual agreements between Capital and Zhejiang. The contractual agreements give Capital and its equity owners an obligation, and having ability to absorb, any losses, and rights to receive returns; however, these contractual agreements did not change the equity ownership of Zhejiang. We did not dispose Capital’s actual equity ownership of Zhejiang when we execute the contractual agreements. Capital entered into share-holding entrustment agreements with five individuals - Zhenggang Wang, Yimin Zhang, Huiyi Lv, Xiaochun Wang and Zhongsheng Bao to hold 35%, 20%, 20%, 15% and 10%, respectively, of the equity interest of Zhejiang on behalf of Capital on November 21, 2005. The entrustment agreements confirm that CFDL is the actual owner of Zhejiang. CFDL enjoys the actual shareholder’s rights and has the right to obtain any benefits received by the nominal holders. Zhenggang Wang is the CEO and shareholder of China 3C Group. Yimin Zhang, Huiyi Lv, Xiaochun Wang and Zhongsheng Bao have no other relationship with China 3C Group. No consideration was given to these individuals who held the equity of Zhejiang on behalf of CFDL.

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  The Company’s subsidiaries – Wang Da, Yiwu, Joy & Harmony, Sanhe, Jinhua and Zhejiang’s functional currency is the Chinese Renminbi (“RMB”), however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“$”, or “USD”). China 3C Group is the parent company that was incorporated on August 20, 1998 under the laws of the State of Nevada. The parent company does not have operations; therefore, it does not have sales. The main activities of China 3C Group were incurring public company expenses. China 3C Group pays all of its expenses in USD. Therefore, we believe China 3C Group’s functional currency is USD. Capital was incorporated on July 22, 2004 under the laws of the British Virgin Islands (“BVI”). Capital is a holding company and it does not have operations. As a result, we determined that China 3C Group, and Capital’s functional currency is USD.

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

b.

For goods at customer outlets which the Company’s sales people operate, and inventory of goods is under joint control by the customers and the Company, revenue is recognized at the point of sale to the end buyer. China 3C has title and owns the inventory under joint control. Such joint controlled inventory has been properly included in reported inventory balance of China 3C’s financial statements.

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

In light of the aforesaid PRC laws and regulations and the Company's arrangements with suppliers, we do not provide an accrual for any estimated losses on subsequent sale of the return of products.  As a result we do not engage in assessing levels of inventory in the distribution channel, product obsolescence and/or introductions of new products, as none of those factors have any impact on us with respect to estimating losses on subsequent sale of returned goods.  Goods return policy strictly complies with the laws and regulations in China on consumer rights and product quality requirements. If the conditions and requirements as set out in the relevant laws and regulations are met, customers are able to return the goods unconditionally. In such cases, the Company shall accept the returns unconditionally. Goods returned will be redirected back to the manufacturers or suppliers who shall meet all losses on returns in accordance the laws and regulations. The Company will only be responsible for assisting the process of execution of goods return. The Company shall not bear any loss from goods returned.

Unlike the US retail market, sellers do not accept returns caused by any change in the sales market or change in customers’ preferences in China. Therefore, the Company generally does not honor any return except for a product defect. As such, situations relating to return of goods from overstock in distribution channels, product obsolescence and over-budgeted goods from launching of new products will not exist.

As a result, we do not provide any accrual on subsequent return of goods sold.

The reported sales do not include estimate of returns due to defects for the period presented because we do not offer customers the right to return in China. We do not allow the customers to return the products for cash refunds, credit, or exchange for other products through general rights of return. If the products are defective, manufacturers are directly responsible for the defects. China 3C Group, as a distributor, only assists customers in returning the defective products to manufacturers. The manufacturers send replacement products to customers directly.

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

Management fees paid to the department stores under “store in store” model

Under the “store in store” business operation model, the Company may pay management fees to the department stores, which are in the form of service charges. The management fees are reflected in general and administrative expenses. Such management fees were $11,129 and $11,623 in general and administrative expenses for 2010 and 2009, respectively.

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

The following summarizes the option activities for the year ended 2010, 2009 and 2008.

	Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	400,000	$5.61	8.13	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2008	400,000	$5.61	8.13	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(300,000)	6.15	6	-
Outstanding at December 31, 2009	100,000	$5.61	7.13	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(50,000)	-	-	-
Outstanding at December 31, 2010	50,000	$4.16	7.13	$-

Outstanding options by exercise price consisted of the following as of December 31, 2010.

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$4.16	50,000	7.0	$4.16	50,000	$4.16

During the three years ended December 31, 2008, 2009 and 2010, the Company did not issue any stock options. The 50,000 stock options outstanding as of December 31, 2010 were issued in 2007 to our former director Mr. Kenneth Berents, which has a 10 year term and vested immediately upon issuance.

 The company estimates the fair value of stock options at grant date using the Black-Scholes valuation model, consistent with the provisions of ASC 718-10 “Stock Compensation”. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the company’s stock, the risk-free rate and the company’s dividend yield.

The following table presents the weighted-average assumptions used in the valuation at the grant date and the resulting weighted average fair value per option granted:

Term:	10 years
Expected volatility:	130%
Risk-free interest rate	2%
Dividend yield	0%
Weighted-average grant date fair value:	$4.5

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

Under ASC 740-10-25, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements.

The US entity, China 3C Group is subject to the US federal income tax at a rate of 34%. The US entity does not conduct any operations and only incurs public company expenses every year, such as legal fees, accounting fees, investor relations expenses and filing fees. In the process of applying step one, we determined it is more likely than not that all of the Company’s deferred tax assets will not be realized. As of December 31, 2010, the US entity has incurred net accumulated operating losses of approximately $3,848 for income tax purposes. As a result, $1,308 of valuation allowance was recorded to reduce the deferred tax asset to zero. The net change in valuation allowance was $172 in 2010 and $349 in 2009 for the US entity.

The PRC subsidiaries, Sanhe, Wangda, Joy& Harmony, Yiwu, Zhejiang are subject to the PRC income tax at a rate of 25%. Jinhua is subject to PRC income tax using simplified tax system. In 2010, the PRC subsidiaries incurred an adjusted net operating loss of $23,869. In the process of applying step one, management believes these subsidiaries will continue to incur losses in the near future due to high market competition, slowing market demand, rising labor and fuel costs. We believe it is more likely than not that the subsidiaries will not be able to benefit from the deferred tax assets in association with the operating losses. The net change in valuation allowance was $5,990 in 2010 and $240 in 2009 for the PRC subsidiaries.

The components of deferred income tax assets and liabilities as of December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Deferred tax assets:
U.S. net operating losses	$172	$349	$226
PRC net operating losses	5,990	240	-
Total deferred tax assets	6,162	589	226
Less valuation allowance	(6,162)	(589)	(226)
	$-	$-	$-

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate is as follows for 2010, 2009 and 2008.

	2010	2009	2008
(Credit) tax at US Statutory Rate	(34.0)%	(34.0)%	34.0%
Tax rate difference	8.6%	9.0%	(9.0)%
Non deductible expense-impairment loss	9.6	-	-
Other	0.1	-	-
Valuation allowance	15.5%	(118.1)%	(1.0)%
Effective rate	(0.2)%	(143.1)%	24.0%

The large fluctuation in the valuation allowance from (118.1)% in 2009 to 15.5% in 2010 is due to multiple reasons.  First, the Company’s consolidated net loss before income taxes in 2010 was $24,875, compared to the net loss of $499 in 2009.  Second, the Company had several subsidiaries with taxable income and corresponding income tax provisions in 2009, causing the valuation account to be rather high.  Finally, in 2010, the Company had impaired goodwill of $9,591 which is not deductible for tax purposes and did not have an increasing effect on the valuation.

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

Note 13 -   SEGMENT INFORMATION

We separately operate and prepare accounting and other financial reports to management for five major business organizations (Wang Da, Sanhe, Yiwu, Joy & Harmony and Jinhua). Each of the individual operating companies corresponds to different product groups.  Wang Da is mainly operating mobile phones, Sanhe is mainly operating home appliances, Yiwu is mainly operating office communication products, and Joy & Harmony is mainly operating consumer electronics. Jinhua provides logistics to businesses in Eastern China. “Other” segment includes China 3C (the US holding company), Capital and Zhejiang; China 3C and Capital have no operations except for incurring public company expenses. Zhejiang started operation of direct stores and franchise stores in 2009. Since the direct stores and franchise stores are in trial operation, revenue generated from such stores and gross profits are nominal, Zhejiang’s operation is reported in “Other” segment. All segments are accounted for using the same principals as described in Note 2.

We have identified five reportable segments required by ASC 280: (1) mobile phone, (2) home electronics, (3) office communication product, (4) consumer electronics and (5) Logistics.

The following tables present summarized information by segment (in thousands):

	Year Ended December 31, 2010
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
Sales, net	$43,801	$42,427	$20,251	$40,247	$10,691	$677	$158,094
Cost of sales	40,073	38,001	17,923	34,787	9,289	595	140,668
Gross profit	3,728	4,426	2,328	5,460	1,402	82	17,426
Loss from operations	(3,156)	(5,469)	(2,456)	(11,395)	(1,448)	(913)	(24,837)
Total assets	10,993	14,988	9,967	18,536	15,837	2,810	73,131

	Year Ended December 31, 2009
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
Sales, net	$58,744	$53,385	$44,375	$56,660	$5,573	$257	$218,994
Cost of sales	52,144	44,758	39,246	47,239	3,860	229	187,476
Gross profit	6,600	8,627	5,129	9,421	1,713	28	31,518
Income (loss) from operations	(262)	(741)	(612)	1,012	408	(413)	(608)
Total assets	13,761	17,379	12,353	30,271	19,268	1,364	94,396

In 2010, the enterprise-wide revenue derived from each group of products was as follows:

•	Mobile phones was $43,801.
•	Office equipments was $20,251, including fax machine $14,017, telephones $3,531, printers $1,864 and other accessories $839.
•	Home electronics was $42,427, including DVD players $5,704, Stereo $3,457, TV $15,564 and other small home electronics $ 17,702.

•	Consumer electronics was $40,247, including MP3/MP4 $33,653, Radio $1,148, CD player $1,555, GPS $2,859 and other products $1,032.
•	Logistics was $10, 691.
•	Other was $677.

In 2009, the enterprise-wide revenue derived from each group of products was as follows:

•	Mobile phones was $58,744.
•	Office equipments was $ 44,375, including fax machine $22,997, telephones $10,599, printers $5,294 and other accessories $5,485.
•	Home electronics was $53,385, including DVD players $9,817, Stereo $5,372, TV $16,738 and other small home electronics $ 21,458.
•	Consumer electronics was $56,660, including MP3/MP4 $44,919, Radio $1,690, CD player $3,633, GPS $4,073 and other products $2,345.
•	Logistics was $5,573.
•	Other was $257.

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

