Form 10-K
period 2011-12-31
China 3C Group
filed 2012-04-16
CIK 1076784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the 44,861,327 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $5,383,359 as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $0.12 per share, as reported on the OTC Bulletin Board.

As of April 15, 2012, there were 58,911,327 shares of the registrant’s common stock outstanding.

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

PART I

ITEM 1. BUSINESS

Overview

China 3C Group (including our subsidiaries unless the context indicates otherwise, the “Company”, “China 3C,” “China 3C Group,” “we,” or “us”) was incorporated on August 20, 1998 under the laws of the State of Nevada. Before July 2009, we were only engaged in the resale and distribution of third party products and generated 100% of our revenue from resale of items such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPods, electronic dictionaries, CD players and audio systems. On July 6, 2009, we acquired Jinhua Baofa Logistic Ltd. (“Jinhua”).  At that point, we started providing transportation logistics services to businesses in Eastern China.

In 2007 we began operating under a “store in store” business model. As of December 31, 2011, we operated 331 “stores in stores”, under the brand names Hangzhou Wang Da, Yiwu YongXin, Shanghai Joy & Harmony and Hangzhou Sanhe. The “store in store” business model resulted in expanded marketing channels, thus, stimulated the growth of sales in 2007 and 2008. However, starting in 2009, we had declining sales under the model due to increased competition from direct stores and large department stores and the impact of the economic slow down.

On July 6, 2009, China 3C and its subsidiary Zhejiang (as defined below) and Yiwu (as defined below) acquired 100% of Jinhua. Jinhua provides transportation logistics services to businesses.

Under the stores in stores model, we distribute our products mainly via so-called concessionaire agreements with larger department stores, supermarkets, large electronics retail stores, and other retailers. The retail distribution of many products in China, including those we sell, is conducted through the concessionaire model. Under this model, companies such as China 3C own their own outlets within larger stores and in so doing assume responsibility for most financial and operational aspects of those outlets including capital cost, inventory, wages, selection, pricing, and general management. Our retail partners are compensated via margin they earn on the products we sell. This model is similar to that employed by many department stores in the US. However, this model is different from the model found at large electronic retailers like Best Buy and general retailers like Wal-Mart. We found that many investors are curious as to why the model in China differs from that in the US. We believe the main reasons are:

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

Organizational Structure

(All dollar amounts in thousands)

Capital Future Developments Limited (“CFDL”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang Yong Xin Digital Technology Company Limited (“Zhejiang”), Yiwu Yong Xin Communication Limited (“Yiwu”), Hangzhou Wang Da Electronics Company Limited (“Wang Da”), Hangzhou Sanhe Electronic Technology, Limited (“Sanhe”), and Shanghai Joy & Harmony Electronic Development Company Limited (“Joy & Harmony”) were incorporated under the laws of the Peoples Republic of China (“PRC” or “China”) on July 11, 2005, July 18, 1997, March 30, 1998, April 12, 2004, and August 25, 2003, respectively. China 3C owns 100% of CFDL and CFDL owns 100% of the capital stock of Joy & Harmony and Sanhe. Until August 14, 2007, when it made the change to its ownership structure described in the next paragraph in order to comply with certain requirements of PRC law, CFDL owned 100% of the capital stock of Zhenjiang. Zhejiang owns 90% and Yiwu owns 10% of Wang Da. Zhejiang owns 90% and Wang Da owns 10% of Yiwu. On March 10, 2009 Zhejiang set up a new operating entity, Hangzhou Letong Digital Technology Co., Ltd. (“Letong”) to establish an electronic retail franchise operation for China 3C Group. On July 6, 2009, Zhejiang and Yiwu acquired Jinhua. Jinhua was incorporated under the laws of PRC on December 27, 2001.

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

On August 3, 2006, CFDL acquired a 100% of Sanhe for a cash and stock transaction valued at $8,750. The consideration consisted of 915,751 newly issued shares of the Company’s common stock and $5,000 in cash.

On November 28, 2006, CFDL acquired a 100% interest in Joy & Harmony for a cash and stock transaction valued at $18,500. The consideration consisted of 2,723,110 shares of the Company’s common stock and $7,500 in cash.

On August 15, 2007, we executed a series of contractual agreements between CFDL and Zhejiang. The contractual agreements gave CFDL and its equity owners an obligation, and the ability to absorb any losses and the rights to receive returns; however, these contractual agreements did not change the equity ownership of Zhejiang. We did not dispose of CFDL’s equity ownership of Zhejiang when we executed the contractual agreements. CFDL entered into share-holding entrustment agreements with five individuals: Zhenggang Wang, Yimin Zhang, Huiyi Lv, Xiaochun Wang and Zhongsheng Bao to hold 35%, 20%, 20%, 15% and 10%, respectively, of the equity interest of Zhejiang on behalf of CFDL on November 21, 2005. The entrustment agreements confirm that CFDL is the actual owner of Zhejiang. CFDL enjoys the actual shareholder’s rights and has the right to obtain any benefits received by the nominal holders. Zhenggang Wang is the CEO and shareholder of China 3C Group. Yimin Zhang, Huiyi Lv, Xiaochun Wang and Zhongsheng Bao have no other relationship with China 3C Group. No consideration was given to these individuals who held the equity of Zhejiang on behalf of CFDL.

On July 6, 2009, China 3C’s subsidiaries, Zhejiang and Yiwu acquired Jinhua, a company organized under the laws of the PRC. Zhejiang acquired 90% and Yiwu acquired 10% of the entire equity interests in Jinhua from the shareholders of Jinhua for RMB 120,000 ($17,500) in cash.

We sell and distribute products through retail stores and secondary distributors. We operate most of our retail operations through our “store in store” model. Under this model, the Company leases space in major department stores and retailers. Leasing costs can vary based on the percentage of sales, or can be fixed. In 2011and 2010 all of our stores in stores leases were variable based on sales. Yiwu focuses on selling, circulation and modern logistics of fax machines and cord phone products in China. Wang Da focuses on selling, circulation and modern logistics of cell phones, cell phone products, IT products (including notebook or laptop computers), and digital products (including digital cameras, digital camcorders, MP3 players, PDAs, flash disks, and removable hard disks) in China. Sanhe specializes in the sale of home electronics, including air conditioners, audio systems, speakers, DVD players and TVs. Joy & Harmony specializes in the sale of consumer electronics, including MP3 players, MP4 players, iPods, electronic dictionaries, CD players, radios, audio systems and speakers. As of December 31, 2011, Sanhe and Joy & Harmony closed all their stores in stores locations due to high competition and continuing losses.

Following the acquisition of Jinhua, the Company began providing logistic services to businesses in addition to its traditional business of resale and distribution of third party products.

In 2009, Zhejiang started establishing direct electronic retail stores and franchise operations. However, the trial operation of direct retail and franchise stores were not successful. As of December 31, 2011, all direct retail and franchise stores were closed.

Our corporate structure as of December 31, 2011 is as follows:

*These entities ceased operation as of December 31, 2011.

Our Business

Information About Our Segments

During 2011, we operated in five reportable segments:

a.	Yiwu Yong Xin Telecommunication Company, Limited, or “Yiwu,” focuses on the selling, circulation and modern logistics of fax machines and cord phone products.

b.	Hangzhou Wang Da Electronics Company, Limited, or “Wang Da,” focuses on the selling, circulation and modern logistics of cell phones, cell phones products, and digital products, including digital cameras, digital camcorders, PDAs, flash disks, and removable hard disks.

c.	Hangzhou Sanhe Electronic Technology Limited, or “Sanhe,” focused on the selling, circulation and modern logistics of home electronics, including DVD players, audio systems, speakers, televisions and air conditioners. This entity ceased operation as of December 31, 2011.

d.	Shanghai Joy & Harmony Electronics Company Limited, or “Joy & Harmony,” focused on the selling, circulation and modern logistics of consumer electronics, including MP3 players, MP4 players, iPods, electronic dictionaries and radios. This entity ceased operation as of December 31, 2011.

e.	Jinhua Baofa Logistic Company Limited, or “Jinhua,” provides transportation logistics services to businesses. Jinhua operates primarily in Eastern China and covers many of the most developed cities in the Eastern China such as Shanghai, Hangzhou and Nanjing.

Financial information about our segments is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 14, Segment Information, of the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Yiwu Yong Xin Telecommunication Company, Limited (“Yiwu”)

Yiwu is an authorized sales agent, focusing on the selling, circulation and modern logistics of fax machines and cord phone products in China. Yiwu mainly distributes Philips and China’s local brands Feng Da and CJT fax machines. Yiwu sells its products through retail “stores in stores” in major department stores throughout the Huadong Region of China (consisting of the Chinese provinces of Zhejiang, Jiangsu and Anhui). Yiwu had 178 retail locations in 2011 and contributed 10.6% of the Company’s revenue.

The five largest suppliers and customers of Yiwu for 2011 are as follows:

Top 5 suppliers	Top 5 customers
Fengda Technology Company Limited	Hangzhou Lianhua Huashang Group
Ninbo Zhongxun Electronics Company Limited	Zhejiang Suning Appliance Company Limited
Hangzhou Zhaoli Technology Company Limited Hangzhou Senruida Trade Company Limited	Shanghai Suning Appliance Company Limited Zhejiang GOME Electrical Appliances Limited
Shanghai Zhongfang Electronics Company Limited	Suning Appliance Company Limited

The top five suppliers contributed 77.5% of purchases and the top five customers contributed 34.2% of revenue of Yiwu in 2011.

Yiwu has a diverse customer base and, the loss of any single customer is not expected to have a material adverse affect on its business and operations. Yiwu did not spend a material amount of money on research and development (“R&D”) in 2011.

The main competitors of Yiwu are Zhejiang Qipu Office Equipment Co, Ltd, Zhejiang Modern Office Equipment Co., Ltd, Shanghai Mochi Office Equipment Co, Ltd., Shanghai Mengsi Trade Company Ltd and Shanghai Saidi Office Equipment Co, Ltd.

Hangzhou Wang Da Electronics Company, Limited (“Wang Da”)

Wang Da is an authorized sales agent focusing on the selling, circulation and modern logistics of cell phones, cell phone products, IT products (including notebook or laptop computers), and digital products (including digital cameras, digital camcorders, MP3 players, PDAs, flash disks, and removable hard disks) in China. Wang Da mainly distributes its products through retail “stores in stores” located in major department stores throughout the “Huadong” region of China (consisting of the Chinese provinces of Zhejiang, Jiangsu and Anhui). Wang Da had 153 retail locations in 2011. Wang Da contributed 30.0% of the Company’s revenue in 2011.

The five largest suppliers and customers for Wang Da in 2011 are:

Top 5 suppliers	Top 5 customers
Shenzhen Tianyin Telecommunication Company Limited	Zhejiang Suning Appliance Company Limited
Hangzhou Weihua Telecommunication Company Limited	Shanghai Jiadeli Supermarket Group
Hangzhou Tianchen Digital Telecommunication Company Limited	Shanghai Xieheng Communication Products Company Limited
Hangzhou Qianwang Telecommunication Equipment Company Limited	Suzhou Meijia Supermarket Group
Shanghai Post &Telecom Appliances Company (Hangzhou)	Huarun Vanguard Supermarket (Zhejiang) Company Limited

The five largest suppliers contributed 83.2% of the purchases and the five largest customers contributed 13.7% of revenue of Wang Da in 2011.

Wang Da has a diverse customer base and the loss of any single customer is not expected to have a material adverse affect on the Company’s business and operations. Wang Da did not spend a material amount of money on R&D and did not have a significant backlog as of December 31, 2011.

The main competitors of Wang Da include Zhejiang Zhongyou Putai Mobile Communication Co. Ltd, Zhejiang Xunlian Trade Company Limited, Zhejiang Tianyi Zone Communication and Service Co., Ltd, and Shanghai Junheng Communication Equipment Company Limited.

Jinhua Baofa Logistic Limited (“Jinhua”)

Jinhua has been in operation since 2001. Jinhua transports electronics, machinery and equipment, metal products, chemical materials, garments and handcrafted goods for businesses in the Eastern China region in which China 3C operates, such as Shanghai, Hangzhou and Nanjing. Jinhua contributed 6.3% of revenue to the Company in 2011.

The five largest vendors and customers for Jinhua in 2011 are:

Top 5 suppliers	Top 5 customers
Zhejiang Sheng Tong Logistic Company Limited	Xiamen Shida Transportation Company Limited
Hangzhou Shenzhou Transportation Company Limited	Guangzhou Shuntong Transportation Company Limited
Shanghai Sheng Hui Transportation Company Limited	Wuhan Tianda Express Company Limited
Shanghai Hong Wei Transportation Company Limited	Hefei Yuanshun Logistics Company Limited
Jiaxingshi Guohong Vehicle Transportation Company Limited	Shenzhen Jingpeng Express Company Limited

The five largest vendors contributed to 30.8% of direct cost and the top five customers contributed 14.9% of revenue of Jinhua in 2011.

The main competitors of Jinhua include Shanghai Lingjia Logistics Co., Ltd, Shaoxing Zhongdu Logistics Co., Ltd, Hangzhou Demei Transportation Co., Ltd, Hangzhou KangxindaLogistics Co., Ltd, and Ningbo Yizhou Logistics Group Co., Ltd.

Hangzhou Letong Digital Technology Co., Ltd. (“Letong”)

On March 10, 2009 Zhejiang set up a new operating entity, Hangzhou Letong Digital Technology Co., Ltd. (“Letong”) to establish an electronic retail franchise operation for China 3C. Zhejiang contributed 0.3% of revenue to the Company in 2011. This entity ceased operation as of December 31, 2011.

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

Working Capital

In recent past, we funded our business operations through a combination of available cash and equivalents, short-term investments and cash flows generated from operations. However, we believe our currently available working capital, primarily cash from operations, may not be adequate to execute our business operations. This would likely require us to obtain additional funds from equity or debt markets. We currently have no commitments from any financing sources. There is no assurance that we will be able to raise any funds on terms favorable to us, or at all. In the event we issue shares of equity or convertible securities, the shares held by our existing stockholders would be diluted.

Customers

We do not have a significant concentration of sales to any customer and, therefore, the loss of any one customer would not have a material impact on our business. No single customer has accounted for 10% or more of our total revenue in 2011 or 2010.

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

Research and Development

We have not engaged in any material research and development activities during the past two years.

Environmental Matters

We are subject to China’s National Environmental Protection Law, as well as a number of other national and local laws and regulations regulating air, water and noise pollution and setting pollutant discharge standards. We believe that all our operations are in material compliance with all applicable environmental laws. We did not incur any costs to comply with environmental laws in 2011 or 2010.

Employees

The Company currently has 1,325 employees, all of which are full time located in China. Zhejiang has 23 employees, Yiwu 303, Wang Da 458, Sanhe 36, Joy & Harmony 31 and Jinhua 474.

The Company has no collective bargaining agreements with any unions.

ITEM 1A.   RISK FACTORS

Risk Factors Associated with Our Business

A general economic downturn, a recession in China or sudden disruption in business conditions may affect consumer purchases of discretionary items, including consumer and business products, which could adversely affect our business. Consumer spending is affected by a number of factors, including general economic conditions, the level of unemployment, inflation, interest rates, energy costs, gasoline prices and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. In addition, disruptions in business conditions as a result of a terrorist attack, retaliation and the threat of further attacks or retaliation, war, adverse weather conditions and climate changes or other natural disasters, pandemic situations or large scale power outages can have a short or, sometimes, long-term impact on consumer spending. A downturn in the economy in China, including any recession or a sudden disruption of business conditions in China’s economy, could adversely affect our business, financial condition, and results of operation.

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

Our business will be harmed if we are unable to maintain our supplier alliance agreements with favorable terms and conditions. We have exclusive licensing/distribution agreements with key suppliers in a number of product categories in Eastern China, in particular Zhejiang and Jiangsu provinces and Shanghai City. Our business will be harmed if we are unable to maintain these favorable agreements or are limited in our ability to gain access to additional like agreements with our key suppliers.

If we do not anticipate and respond to changing consumer preferences in a timely manner, our operating results could materially suffer. Our business depends, in part, on our ability to introduce successfully new products, services and technologies to consumers, the frequency of such introductions, the level of consumer acceptance, and the related impact on the demand for existing products, services and technologies. Failure to predict accurately constantly changing consumer tastes, preferences, spending patterns and other lifestyle decisions, or to address effectively consumer concerns, could have a material adverse effect on our revenue, results of operations and standing with our customers.

We have a material weakness in our internal control over financial reporting (“ICFR”), and if we fail to maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may be adversely affected. We and our independent registered public accounting firm, in connection with the audit of the consolidated financial statements for 2011, have identified the following material weaknesses in our internal control over financial reporting: the ability of the Company to record transactions and provide disclosures in accordance with accounting principles generally accepted in the United States (“US GAAP”).

A “material weakness” is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We plan to take measures to remediate these deficiencies, such as providing additional training to our accounting staff in US GAAP. However, the implementation of these measures may not fully address the control deficiencies in our ICFR. Our failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective ICFR is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares, may be negatively impacted by a failure to accurately report financial results.

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

Future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of further indebtedness, and increased amortization expense. Our growth model has in the past and probably in the future will involve acquisitions that may result in potentially dilutive issuances of equity securities or the incurrence of debt and unknown liabilities. Such acquisitions may result in significant write-offs and increased amortization expenses that could adversely affect our business and the results of our operations.

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

Rapid and substantial growth is the key to our overall strategy, if we are unable to manage our growth profitably and effectively, we may incur unexpected expenses and be unable to meet our financial and customer obligations. For us to meet our financial objectives we need to expand our operations to achieve necessary market share. We cannot be certain that our IT infrastructure, financial controls, systems, and processes will be adequate to support our expansion. Our future results will depend on the ability of our officers and key employees to manage changing business conditions in administration, reporting, controls, and operations.

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

If we are forced to lower our prices to compete, our financial performance may be negatively impacted. We derive our sales from the resale of products. If we are forced to lower our prices due to added competition, inferior feature offerings, excess inventory, pressure for cash, declining economic climate, or any other reason, our business may become less profitable.

If we are unable to maintain existing supplier relationships or form new ones, our business and financial condition may suffer. We rely on our current along with new suppliers to provide us access to competitive products for resale. If we are unable to gain access to suppliers with needed product on favorable terms our business may be negatively impacted.

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

We depend on the continued services of our executive officers and the loss of key personnel could affect our ability to successfully grow our business.  We are highly dependent upon the services of our senior management team, particularly Zhenggang Wang, our Chairman and Chief Executive Officer and Weiping Wang, our Chief Financial Officer. The permanent loss of any of our key executives, could have a material adverse effect upon our operating results. We may not be able to locate suitable replacements for our executives if their services were lost. We do not maintain key man life insurance on any of these individuals.

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

Certain political and economic considerations relating to China could adversely affect our company.  China is transitioning from a planned to a market economy. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the Chinese economy still operates under five-year and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in China’s economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations, or the official interpretation thereof, which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of additional restrictions on currency conversion.

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

Between 1994 and 2004, the exchange rate for RMB against the US dollar remained relatively stable, most of the time in the region of RMB8.28 to $1.00. However, in 2005, the Chinese government announced it would begin pegging the exchange rate of the RMB against a number of currencies, rather than just the US dollar. As our operations are primarily in China, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues, financial condition and the value of our common stock. For example, to the extent that we need to convert US dollars into RMB for our operations, appreciation of this currency against the US dollar could have a material adverse effect on our business, financial condition, results of operations and the value of our common stock. Conversely, if we decide to convert our Renminbi into US dollars for the purpose of declaring dividends on our common stock or for other business purposes and the US dollar appreciates against the RMB, the US dollar equivalent of our earnings from our subsidiaries in China would be reduced.

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

Our common stock may be deemed penny stock with a limited trading market. Our common stock is currently listed for trading in the OTC Bulletin Board (“OTCBB”), which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the “penny stock rules” adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers do not trade “penny stock” because of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules,” investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the OTCBB, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

We do not intend to pay dividends on our common stock.  We have no plans for declaring or paying dividends in the foreseeable future. We intend to retain earnings, if any, to provide funds for the implementation of our new business plan.  Therefore, there can be no assurance that holders of common stock will receive any additional cash, stock or other dividends on their shares of common stock until we have funds, which the Board of Directors (“BOD” or “Board”) determines, can be allocated to dividends.  Also, see risk factor titled “Due to various restrictions under PRC laws on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our stockholders.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company does not own any real estate properties; all of our properties are leased. The lease terms are as follows:

Yiwu

1.	Yiwu headquarters office: (Aug. 2011 - Aug. 2012).

2.	Nanjing staff dormitory: (Dec. 2011 – Nov. 2012).

3.	Wenzhou staff dormitory: (June 2011 –June 2012).

Wang Da

1.	Nanjing staff dormitory: (May 2011- May 2012).

Jinhua

1.	Hangzhou office and warehouse: (May 2011 – May 2014).

2.	Suzhou office and warehouse: (Jan. 2011 – Dec. 2012).

3.	Various leases for parking, warehouse, distribution and dormitories. Lease terms ranges from six months to three years.

Zhejiang

1.	Headquarter office: (Sep. 2011 – Aug. 2014).

2.	Parking space: (Sep. 2011 – Aug. 2014).

The Company believes its leased spaces are adequate and suitable to maintain and develop its business operations.

ITEM 3. LEGAL PROCEEDINGS

Neither we nor our subsidiaries are not a party to any material pending legal proceedings, and the property of us or our subsidiaries is not the subject of any material pending legal proceedings None of our directors, officers, affiliates or holders of 5% or more of our common stock, or any associate or any such person, is currently a party adverse to us or our subsidiaries.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTCBB under the symbol “CHCG.OB.” The following table sets forth the range of quarterly high and low closing bids of the common stock as reported during 2010 and 2011 and through April 15, 2012:

	Low Bid*	High Bid*
2010
Quarter ended March 31	$0.44	$0.58
Quarter ended June 30	$0.30	$0.47
Quarter ended September 30	$0.22	$0.29
Quarter ended December 31	$0.20	$0.37

2011
Quarter ended March 31	$0.14	$0.24
Quarter ended June 30	$0.09	$0.16
Quarter ended September 30	$0.05	$0.13
Quarter ended December 31	$0.02	$0.10

2012
Quarter ended March 31	$0.04	$0.08
April 1, 2012 – April 15, 2012	$0.05	$0.07

*	The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Stockholders

As of the close of business on April 15, 2012, there were 92 holders of record of the Company’s common stock. However, we believe there are additional beneficial owners of our common stock who own their shares in “street name.”

Dividends

The Company did not pay any dividends during 2009, 2010 and 2011. The Company has no plans to declare cash dividends on its common stock in the future. If the Company ever determines to pay a dividend, it may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency from the PRC for the payment of such dividends from the profits of its operating subsidiaries in China.  Please see additional discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition, Liquidity and Capital Resources.

Equity Compensation Plan Information

On January 15, 2009, the Company’s BOD adopted the China 3C Group 2008 Omnibus Securities and Incentive Plan (the “2008 Plan”).  The 2008 Plan provides for the granting of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant.  Under the 2008 Plan 2,000,000 shares of the Company’s common stock were initially available for issuance for awards.  Each award shall remain exercisable for ten years from the date of its grant. The price at which a share of common stock may be purchased upon exercise of an option shall not be less than the closing sales price of the common stock on the date such option is granted.  The 2008 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it is adopted by the Board. As of April 15, 2012, all shares available for issuance of awards were issued.

On March 3, 2011, the Company’s BOD adopted the China 3C Group 2011 Restricted Stock Plan (the “2011 Plan”).  The 2011 Plan provides for the granting of restricted stock awards to employees, directors and consultants of the Company and the employees, directors and consultants of the Company’s affiliates. Under the 2011 Plan 3,000,000 shares of the Company’s common stock were initially available for issuance for awards.  The 2011 Plan shall continue in effect, unless sooner terminated, or until the tenth anniversary of the date on which it is adopted by the Board is reached. As of April 15, 2012, 1,600,000 shares of the Company’s common stock were available for issuance of awards.

Securities authorized for issuance under equity compensation plans

The following is a summary of all of our equity compensation plans as of April 15, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Number of restricted shares to be issued	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
	(a)	(b)	(c)	(d)
Equity Compensation Plans Approved by Shareholders	-	-	-	-
Equity Compensation Plans	1,997,262	1,997,262	$0.74	2,728
Not Approved by Shareholders	-	3,000,000	-	1,600,000

 Repurchase of Securities

We did not repurchase any of shares of our common stock during 2011.

Recent Sales of Unregistered Securities

In May and October 2009, the Company issued 1,097,272 and 900,000 shares of common stock, respectively, under the 2008 Plan, pursuant to two consulting agreements with Zhejiang Hualue Consulting Company Limited and Zhejiang Kehui Company Limited, each for three years of consulting services to the Company. The issuance of the shares to each of these consultants under the 2008 Plan was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Regulation S under the Act due to the fact that the offering of the shares was not made in the US and that each of the investors is a non-US Person (as defined in the Act).

In June 2009, pursuant to an employment agreement, an option to purchase 100,000 shares of common stock of the Company was issued to Mr. Jian Zhang for his service as the Company’s chief financial officer (“CFO”). The issuance of this option to Mr. Zhang was exempt from the registration requirements of the Act pursuant to Regulation S under the Act due to the fact that the offering of the options was not made in the US and that Mr. Zhang is a non-US Person (as defined in the Act).

In December 2009, pursuant to a BOD agreement, and as partial compensation for services rendered, an option to purchase 30,000 shares of common stock of the Company was issued to Mr. Kenneth T. Berents for serving as a director of the Company. The issuance of this option to Mr. Berents was exempt from the registration requirements of the Act pursuant to Section 4(2) under the Act.

On January 17, 2011, pursuant to a Registered Trademark Transfer Agreement with Hangzhou Letu Digital Products Trade Co., Ltd. (“Hangzhou”), 1,080,000 shares of the Company’s common stock were issued to Hangzhou to purchase the registered trademark “Lotour”. The issuance of these shares to Hangzhou was exempt from the registration requirements of the Act pursuant to Regulation S under the Act because the offering of the shares was not made in the US and that Hangzhou is a non-US Person (as defined in the Act).

On January 20, 2011, pursuant to a Design and Development Engagement Agreement with Shenzhen Kangdewei Electronics Co., Ltd. (“Kangdewei”), 1,600,000 shares of the Company’s common stock were issued to Kangdewei to design and develop an electronic book product under the brand name “Lotour”. The issuance of these shares to Kangdewei was exempt from the registration requirements of the Act pursuant to Regulation S under the Act because the offering of the shares was not made in the US and that Kangdewei is a non-US Person (as defined in the Act).

On March 7, 2011, the Company issued 1,000,000 shares to 23 managing members of China 3C and its subsidiaries, pursuant to the 2011 Plan.

On September 14, 2011, the Company issued 400,000 shares of common stock, under the 2011 plan, to our CFO and former CFO as compensation, pursuant to the 2011 Plan.

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

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. You may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically.

ITEM 6.          SELECTED FINANCIAL DATA

Not applicable.

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

Overview (All dollar amounts in thousands)

China 3C owns 100% of CFDL and CFDL owns 100% of the capital stock of Joy & Harmony and Sanhe. Until August 14, 2007, when it made the change to its ownership structure described in the next paragraph in order to comply with certain requirements of PRC law, CFDL owned 100% of the capital stock of Zhenjiang. Zhejiang owns 90% and Yiwu owns 10% of Wang Da. Zhejiang owns 90% and Wang Da owns 10% of Yiwu. On March 10, 2009 Zhejiang set up a new operating entity, Hangzhou Letong Digital Technology Co., Ltd. (“Letong”) to establish an electronic retail franchise operation for China 3C Group. On July 6, 2009, Zhejiang and Yiwu completed the acquisition of Jinhua Baofa Logistic Ltd (“Jinhua”).  Jinhua was incorporated under the laws of PRC on December 27, 2001.

On December 21, 2005, CFDL became a wholly owned subsidiary of China 3C through a merger with a wholly owned subsidiary of the Company (the “Merger Transaction”). China 3C acquired all of the issued and outstanding capital stock of CFDL pursuant to a the Merger Agreement dated at December 21, 2005 by and among China 3C, XY Acquisition Corporation, CFDL and the shareholders of CFDL (the “Merger Agreement”). Pursuant to the Merger Agreement, CFDL became a wholly owned subsidiary of China 3C and, for the CFDL shares, China 3C issued 35,000,000 shares of its common stock to the shareholders of CFDL, representing 93% of the issued and outstanding capital stock of China 3C at that time and cash of $500. On August 15, 2007, we executed a series of contractual agreements between CFDL and Zhejiang. The contractual agreements give CFDL and its equity owners an obligation, and having ability to absorb, any losses, and rights to receive returns; however, these contractual agreements did not change the equity ownership of Zhejiang. We did not dispose CFDL’s equity ownership of Zhejiang when we executed the contractual agreements. CFDL entered into share-holding entrustment agreements with five individuals: Zhenggang Wang, Yimin Zhang, Huiyi Lv,Xiaochun Wang and Zhongsheng Bao to hold 35%, 20%, 20%, 15% and 10%, respectively, of the equity interest of Zhejiang on behalf of CFDL on November 21, 2005. The entrustment agreements confirm that CFDL is the actual owner of Zhejiang. CFDL enjoys the actual shareholder rights and has the right to obtain any benefits received by the nominal holders. Zhenggang Wang is the CEO and shareholder of China 3C Group. Yimin Zhang, Huiyi Lv, Xiaochun Wang and Zhongsheng Bao have no other relationship with China 3C Group. No consideration was given to these individuals who held the equity of Zhejiang on behalf of CFDL.

As a result of the Merger Agreement, the reorganization was treated as an acquisition by the accounting acquiree, accounted for as a recapitalization and reverse merger by the legal acquirer for accounting purposes. Pursuant to the recapitalization, all capital stock shares and amounts and per share data were retroactively restated. Accordingly, the financial statements include the following:

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

Pursuant to a share exchange agreement, dated November 28, 2006, we issued 2,723,110 newly issued shares of common stock to the former shareholders of Joy & Harmony, valued at $11,000, which was the fair value of the shares at the date of exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

On July 6, 2009, China 3C’s subsidiaries, Zhejiang and Yiwu completed acquisition of Jinhua, a company organized under the laws of the PRC. Zhejiang acquired 90% and Yiwu acquired 10% of the equity interests in Jinhua from the shareholders of Jinhua for RMB 120,000 ($17,500) in cash.

Yiwu, Wang Da, Sanhe, Joy & Harmony are engaged in the business of resale and distribution of third party products and generates 100% of its revenue from resale of items such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPods, electronic dictionaries, CD players, radios and audio systems. We sell and distribute products through retail stores and secondary distributors. We operate most of our retail operations through our “store in store” model. Under this model, the Company leases space in major department stores and retailers. Leasing costs can vary based on a percentage of sales, or can be fixed. In 2011 and 2010, all of our stores in stores leases were variable based on sales.

In 2009, Zhejiang started establishing direct electronic retail stores and franchise operation. In 2010, the Company had two franchise stores and three direct retail stores in operation, all of which are in Zhejiang province. In 2011, Zhejiang closed all the direct retail stores and franchise stores as the operating income from direct sales did not grow as expected. For 2011 and 2010, the direct retail and franchise stores had revenue of $372 and $138, respectively.

Following the acquisition of Jinhua, the Company began providing logistic service to businesses in addition to its traditional business of resale and distribution of third party products such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPods, electronic dictionaries, CD players and audio systems.

Results of Operations

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

Reportable Operating Segments

The Company reports financial and operating information in the following three active segments:

a)	Yiwu Yong Xin Telecommunication Company, Limited or “Yiwu”

b)	Hangzhou Wang Da Electronics Company, Limited or “Wang Da”

c)	Jinhua Baofa Logistic Limited or “Jinhua”

a)	Yiwu Yong Xin Telecommunication Company, Limited or “Yiwu”

Yiwu focuses on the selling, circulation and modern logistics of fax machines and cord phone products.

All amounts, except percentage of revenues, in thousands of US dollars.

	Year Ended December 31,		Percentage
Yiwu	2011	2010	Change
Revenue	$13,785	$20,251	(31.9)%
Gross Profit	$1,245	$2,328	(46.6)%
Profit Margin	9.0%	11.5%	(2.5)%
Operating (Loss)	$(2,622)	$(2,456)	(6.8)%

For 2011, Yiwu generated revenue of $13,785, a decrease of $6,466 or 31.9% compared to $20,251 for 2010. Gross profit decreased $1,083 or 46.6% from $2,328 for 2010 to $1,245 for 2011. Such decrease in revenue was primarily due to the shrinking market in office communication products. The decrease in revenue was also a result of increased promotions in 2011 which led to a lower unit sales price. Operating losses was $2,622 in 2011; operating loss increased $166 or 6.8% compared to $2,456 in 2010. The increase in operating losses was primarily a result of lower gross profit, higher labor cost and management fees paid to department stores as a percentage of sales.

Profit margin decreased to 9.0% in 2011 compared to 11.5% in 2010, a decrease of 2.5%. Such decrease is primarily due to the more competitive fax machine and telephone market in China compared to 2010. To maintain market share, we had to launch more promotions which negatively affected our profit margin. In addition, we tried to sell more computer products which had lower profit margins than office products to maintain market share, which led to lower profit margin of Yiwu.

b)	Hangzhou Wang Da Electronics Company, Limited or “Wang Da”

Wang Da focuses on the selling, circulation and modern logistics of cell phones, cell phone products, and digital products, including digital cameras, digital camcorders, PDAs, flash disks, and removable hard disks.

All amounts, except percentage of revenues, in thousands of US dollars.

	Year Ended December 31,		Percentage
Wang Da	2011	2010	Change
Revenue	$39,009	$43,801	(10.9)%
Gross Profit	$2,376	$3,728	(36.2)%
Profit Margin	6.1%	8.5%	(2.4)%
Operating (Loss)	$(4,474)	$(3,156)	(41.8)%

For 2011, Wang Da generated revenue of $39,009, a decrease of $4,792 or 10.9% compared to $43,801 for 2010. Gross profit decreased $1,352 or 36.2% from $3,728 for 2010 to $2,376 for 2011. The decrease in revenue was primarily due to increased competition from government-owned large telecommunication service providers. Telecommunication service providers opened their direct operating stores to sell communication products. The decrease in revenue was also a result of lower same store revenue caused by competition. Operating losses was $4,474 in 2011, increased $1,318 or 41.8% compared to $3,156 in 2010. The increase in operating losses was primarily a result of lower gross profit, higher labor cost and management fees paid to department stores as a percentage of sales.

Profit margin decreased from 8.5% in 2010 to 6.1% in 2011. Since the mobile phone market is dominated by international brand smart phones which have lower profit margin than domestic brands, Chinese brand cell phones lost their competitiveness. We have to sell international brands to maintain market share. As a result, Wang Da’s profit margin decreased in 2011.

c)	Jinhua Baofa Logistic Limited or “Jinhua”

Jinhua provides transportation service to business and transports freight, including electronics, machinery and equipment, metal products, chemical materials, garments and handicraft goods, in more than 20 cities in Eastern China. Its transportation services cover many of the most developed cities in Eastern China such as Shanghai, Hangzhou and Nanjing.

All amounts, except percentages of revenues, are in thousands of US dollars.

	Year Ended December 31,		Percentage
Jinhua	2011	2010	Change
Revenue	$8,227	$10,691	(23.0)%
Gross Profit (loss)	$(1,900)	$1,402	(235.5)%
Profit Margin	(23.1)%	13.1%	(36.2)%
Operating (Loss)	$(17,024)	$(1,448)	(241.6)%

Revenue decreased 23.0% from $10,691 in 2010 to $8,227 in 2011, a decrease of $2,464. Revenue decreased was primarily due to Jinhua’s distribution center in Yiwu city is under Government’s compulsory relocation. However, the new logistic center built by the government is still under construction and not ready for use. As a result, we used a temporary distribution center for operation. This significantly affected Jinhua’s operation in the second half of 2011and caused Jinhua’s revenue to decrease. Profit margin decreased 36.2% from 13.1% in 2010 to (23.1)% in 2011 primarily due to the increased fuel cost and toll charges. Operating loss increased primarily due to decreased profit margin. Higher operating expenses, in particular, labor costs also caused operating loss to increase. In addition, Jinhua had a goodwill impairment loss of $472 in 2011.

Goodwill Impairment

We recorded non-cash goodwill impairment of $472 for 2011 to reduce the carrying amount of Jinhua’s goodwill to zero based upon the impairment test conducted during the third quarter. For further discussion of goodwill impairment charges see Note 2 – “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Impairment of Goodwill and Intangible Assets” to the Consolidated Financial Statements.

Intangible Assets Impairment

We recorded non-cash intangible asset impairment of $12,077 for 2011 to reduce the carrying amount of Jinhua’s intangible asset to zero based upon the impairment test conducted during the fourth quarter. For further discussion of intangible asset impairment charges see Note 2 – “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Impairment of Goodwill and Intangible Assets” to the Consolidated Financial Statements.

Net Sales

Net sales for 2011 totaled $61,021, a year-over-year decrease of $13,722 or 18.4% compared to $74,743 for 2010. The decrease was attributable to the increased competition in the electronics market in China.

Percentage of sales

In 2011, the Company earned 62.3% of its sales from its retail and 37.7% from its wholesale operations compared to 68.8% from retail and 31.2% from wholesale in 2010.

Percentage of sales from retail and wholesale operations for each segment is as follows:

	Yiwu	Wang Da	Total
Retail	56.4%	68.1%	62.3%
Wholesale	43.6%	31.9%	37.7%

Cost of Sales

Cost of sales (“COS”) for 2011 totaled $59,300, or 97.2% of sales compared to $67,285, or 90.0% of for 2010. The decrease in the COS was a result of the decrease in sales. The COS as a percentage increased during 2011 primarily due to increased costs of electronics products. The increase in purchase rebates paid to suppliers, accounted for as an addition to COS, also contributed to the increase in COS.

Top Ten Suppliers of Each of Our Subsidiaries in 2011

	Yiwu	Wang Da	Jinhua
1	Fengda Technology Company Limited	Shenzhen Tianyin Telecommunication Company Limited	Zhejiang Sheng Tong Logistic Company Limited

2	Ninbo Zhongxun Electronics Company Limited	Hangzhou Weihua Telecommunication Company Limited	Hangzhou Shenzhou Transportation Company Limited

3	Hangzhou Zhaoli Technology Company Limited	Hangzhou Tianchen Digital Telecommunication Company Limited	Shanghai Sheng Hui Transportation Company Limited

4	Hangzhou Senruida Trade Company Limited	Hangzhou Qianwang Telecommunication Equipment Company Limited	Jiaxing Guohong Transportation Company Limited

5	Shanghai Zhongfang Electronics Company Limited	Shanghai Post&Telecom Appliances Company (Hangzhou)	Shanghai Hong Wei Transportation Company Limited

6	Shanghai Hongyi Office Equipment Company Limited	Hangzhou Qiuxin Internet Equipment Company Limited	Shanghai Chunsheng Transportation Company Limited

7	Shanghai Huoke Electronics Company Limited	Shenzhen Liansheng Technology Company Limited	Yangzhou Yunlu Transportation Company Limited

8	Shanghai Guangdian Baolong Office Equipment Company Limited	Hangzhou Jiuxin Telecommunication Appliances Company Limited	Wuxi Sujun Transportation Company Limited

9	Shanghai Caitong Digital Technology Company Limited	Hangzhou Liandong Communication Company Limited	Nanjing Enhuahe Transportation Company Limited

10	Shanghai Bohui Electronics Company Limited	Shenzhen Sangda HuitongTechnology Company Limited	Sanming Yunlin Vehicle Transportation Company Limited

Profit Margin

Profit margin in 2011 decreased to 2.8% compared to 10.0% in 2010. The profit margin decrease was mainly attributed to the fact that many small manufacturers of computers, communication and consumer products exited the market and large manufacturers raised the cost of goods due to the global economic slowdown. In addition, the increased competition led the Company to launch more promotional sales to attract customers.

Because the Company does not include the costs for its distribution network in COS its gross profit and profit margin as a percentage of net sales (“profit margin”) may not be comparable to those of other retailers that may include distribution costs in cost of sales and in gross profit and profit margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2011 totaled $26,905, or 44.1% of net sales, compared to $15,513, or 20.8% for 2010. General and administration expense increased as a percentage of sales primarily due to impairment loss of intangible assets in Jinhua recorded in 2011.

Loss from Operations

Operating loss for 2011 was $25,184 or (41.3)% of net sales compared to $8,055 or (10.8)% for 2010. Declined sales and profit margin, increased general and administrative expenses, goodwill and intangible asset impairment of $12,549 in 2011 led to the increase in loss from operations.

Provision for Income Taxes

Provision for income taxes for 2011 was $206, representing year-over-year increase of 296.2% compared to $52 for 2010. The increase in income tax expenses was due to Jinhua paid income taxes based on the simplified tax system.

Net Loss

Net loss was $25,449, or (41.7)% of net sales compared to $8,161, or (10.9)% of net sales for 2010. Net income decreased primarily due to a decrease in sales and profit margin and an increase in general and administrative expenses.

Foreign Currency Translation Adjustments

The impact of foreign translation from our accounts in RMB to US dollar on China 3C’s operating results was not material. During the translation process, the assets and liabilities of all PRC subsidiaries are translated into US dollars at period-end exchange rates. The revenues and expenses are translated into US dollars at average exchange rates of the periods. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

	2011	2010
RMB/$ exchange rate at year end	0.1574	0.15170
Average RMB/$ exchange rate for the years	0.1549	0.14792

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated results of operations. As a result of the translation, China 3C recorded a foreign currency gain of $1,057 in 2011 and $1,526 in 2010, which is a separate line item on the Statements of Operations.

Net Loss from Discontinued Operations

Net loss from discontinued operations for 2011 was $(27,395) compared to $(16,766) for 2010, an increase of $10,629, due to decreased gross profit, increased operating expenses as a result of closing Sanhe and Joy & Harmony’s store in stores and an increase in goodwill impairment of $1,166.

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

The Company reports financial and operating information in the following three active segments:

a)	Yiwu Yong Xin Telecommunication Company, Limited or “Yiwu”

b)	Hangzhou Wang Da Electronics Company, Limited or “Wang Da”

c)	Jinhua Baofa Logistic Limited or “Jinhua”

a)	Yiwu Yong Xin Telecommunication Company, Limited or “Yiwu”

Yiwu focuses on the selling, circulation and modern logistics of fax machines and cord phone products.

All amounts, except percentage of revenues, in thousands of US dollars.

	Year Ended December 31,		Percentage
Yiwu	2010	2009	Change
Revenue	$20,251	$44,375	(54.4)%
Gross Profit	$2,328	$5,129	(54.6)%
Profit Margin	11.5%	11.6%	(0.1)%
Operating (Loss)	$(2,456)	$(612)	(301.3)%

For 2010, Yiwu generated revenue of $20,251, a decrease of $24,124 or 54.4% compared to $44,375 for 2009. Gross profit decreased $2,801 or 54.6% from $5,129 for 2009 to $2,328 for 2010. Such decrease in revenue was primarily due to the shrinking market in office communication products. The decrease in revenue was also a result of closing 73 stores in stores in 2010. Operating losses was $2,456 in 2010; operating loss increased $1,844 or 301.3% compared to $612 in 2009. The increase in operating losses was primarily a result of higher labor cost and management fees paid to department stores as a percentage of sales.

Profit margin decreased from 11.6% in 2009 to 11.5% in 2010, a decrease of 0.1%. Such decrease is primarily due to the more competitive fax machine and telephone market in China compared to 2009. To maintain market share, we had to launch more promotions which negatively affected our profit margin. In addition, purchase rebates paid to suppliers accounted for as an addition to COS, as a percentage of sales increased in 2010, which led to lower gross profit of Yiwu.

b)	Hangzhou Wang Da Electronics Company, Limited or “Wang Da”

Wang Da focuses on the selling, circulation and modern logistics of cell phones, cell phone products, and digital products, including digital cameras, digital camcorders, PDAs, flash disks, and removable hard disks.

All amounts, except percentage of revenues, in thousands of US dollars.

	Year Ended December 31,		Percentage
Wang Da	2010	2009	Change
Revenue	$43,801	$58,744	(25.4)%
Gross Profit	$3,728	$6,600	(43.5)%
Profit Margin	8.5%	11.2%	(2.7)%
Operating (Loss)	$(3,156)	$(262)	(1,104.6)%

For 2010, Wang Da generated revenue of $43,801, a decrease of $14,943 or 25.4% compared to $58,744 for 2009. Gross profit decreased $2,872 or 43.5% from $6,600 for 2009 to $3,728 for 2010. The decrease in revenue was primarily due to increased competition from government-owned large telecommunication service providers. Telecommunication service providers opened their direct operating stores to sell communication products. The number of electronics stores opened in the same area where Wang Da’s stores are located has increased in 2010. These government-owned companies also launched promotions such as “free phone with service contract” which drove Wang Da’s revenue further down. Operating losses was $3,156 in 2010, increased $2,894 or 1,104.6% compared to operating loss of $262 in 2009. The increase in operating losses was primarily a result of higher labor cost and management fees paid to department stores as a percentage of sales.

Profit margin decreased from 11.2% in 2009 to 8.5% in 2010. The decrease was due to lower unit price of old model mobile phones as a result of the introduction of 3G phones.

c)	Jinhua Baofa Logistic Limited or “Jinhua”

Jinhua provides transportation services to businesses and transports freight, including electronics, machinery and equipment, metal products, chemical materials, garments and handicraft goods, in more than 20 cities in Eastern China. Its transportation services cover many of the most developed cities in Eastern China such as Shanghai, Hangzhou and Nanjing.

China 3C acquired Jinhua on July 6, 2009. Therefore, the consolidated statement of operations and comprehensive income (loss) of China 3C for 2009 includes Jinhua’s operating results from the date of acquisition to December 31, 2009.

All amounts, except percentages of revenues, are in thousands of US dollars.

Jinhua	Year Ended December 31, 2010	For the period from July 1 to December 31, 2009
Revenue	$10,691	$5,573
Gross Profit	$1,402	$1,713
Profit Margin	13.1%	30.7%
Operating Income (Loss)	$(1,448)	$408

Profit margin decreased 17.6% from 30.7% in 2009 to 13.1% in 2010 primarily due to increased fuel cost. Operating income decreased primarily due to decreased profit margin. Higher operating expenses, in particular, also caused operating income to decrease. The labor cost of Jinhua increased 30% or $1,080 in 2010 due to the mandated government policy as well as higher inflation.

Net Sales

Net sales for 2010 totaled $74,743, a year-over-year decrease of $33,948 or 31.2% compared to $108,691 for 2009. The decrease was attributable to the closing of 74 stores in stores in 2010 as well as the increased competition in the electronics market in China.

Percentage of sales

In 2010, the Company earned 67.3% of its sales from its retail operations and 32.7% from its wholesale operations compared to 69.3% from retail operations and 30.7% from wholesale in 2009.

Percentage of sales from retail and wholesale operations for each segment is as follows:

	Yiwu	Wang Da	Total
Retail	66.2%	68.3%	67.3%
Wholesale	33.8%	31.7%	32.7%

Cost of Sales

COS for 2010 totaled $67,285 or 90.0% of net sales compared to $95,250, or 87.6% for 2009. The decrease in the COS was a result of the decrease in sales. The COS as a percentage increased during 2010 primarily due to increased costs of electronics products. The increase in purchase rebates paid to suppliers, accounted for as an addition to COS, also contributed to the increase in COS.

Top Ten Suppliers of Each of Our Subsidiaries in 2010

	Yiwu	Wang Da	Jinhua
1	Fengda Technology Company Limited	Shenzhen Tianyin Telecommunication Company Limited	Zhejiang Sheng Tong Logistic Company Limited

2	Ninbo Zhongxun Electronics Company Limited	Hangzhou Weihua Telecommunication Company Limited	Hangzhou Shenzhou Transportation Company Limited

3	Shanghai Zhongfang Electronics Company Limited	Hangzhou Tianchen Digital Telecommunication Company Limited	Shanghai Sheng Hui Transportation Company Limited

4	Hangzhou Senruida Trade Company Limited	Hangzhou Liandong Telecommunication Equipment Company Limited	Shanghai Hong Wei Transportation Company Limited

5	Shanghai Hongyi Office Supplies Company Limited	Shanghai Post&Telecom Appliances Company (Hangzhou)	Jiaxingshi Guohong Vehicle Transportation Company Limited

6	Shanghai Guangdian Equipment Company Limited	Hangzhou Qiuxin Internet Equipment Company Limited	Guangzhou Shuntong Transportation Company Limited

7	Yiwu Wantong Telecom Equipment Company Limited	Shenzhen Liansheng Technology Company Limited	Shanghai Shenghui Transportation Company Limited

8	Jiaxing Yage Electronics Company Limited	Hangzhou Jiuxin Telecommunication Appliances Company Limited	Hefei Yuan Shun Da Transportation Company Limited

9	Shanghai Huoke Electronics Company Limited	Hangzhou Fuyin Trade Company Limited	Zhuhai Zhijie Transportation Company Limited

10	Shanghai Rongduo Business Company Limited	Shenzhen Jinfeng Datong Technology Company Limited	Sanming Yunlin Vehicle Transportation Company Limited

Profit Margin

Profit margin in 2010 decreased to 10.0% compared to 12.4% in 2009. The profit margin decrease was mainly attributed to the fact that many small manufacturers of computers, communication and consumer products exited the market and large manufacturers raised the cost of goods due to the global economic slowdown. In addition, the increased competition led the Company to launch more promotional sales to attract customers. These events caused profit margin to decrease.

Because the Company does not include the costs for its distribution network in COS, its gross profit and gross profit as a percentage of net sales (“profit margin”) may not be comparable to those of other retailers that may include distribution costs in COS and in gross profit and profit margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2010 totaled $15,513, or 20.8% of net sales, compared to $14,348, or 13.2% of net sales for 2009. Selling, general and administrative expenses increased 8.1% primarily due to increase in labor cost and management fees paid to department stores in 2010.

Income (Loss) from Operations

Operating loss for 2010 was $8,055, or (10.8)% of net sales compared to $907, or (0.8)% for 2009. Declined sales and profit margin and increased general and administrative expenses led to the decline in income from operations.

Provision for Income Taxes

Provision for income taxes for 2010 was $52, representing year-over-year decrease of 86.1% compared to $373 for 2009. The decrease in income taxes was due to Yiwu and Wang Da having net losses in 2010 and therefore not having income taxes. Zhejiang was the only subsidiary having income but the tax expense was not significant. Although Jinhua had net losses, Jinhua paid a small amount of income taxes based on the simplified tax system.

Net Income (Loss)

Net loss was $8,109 or (10.8)% of net sales for 2010 compared to $927 or (0.9) % of net sales for 2009. Net loss increased primarily due to a decrease in sales and gross profit and increase in general and administrative expenses.

Foreign Currency Translation Adjustments

The impact of foreign translation from our accounts in RMB to US dollar on China 3C’s operating results was not material. During the translation process, the assets and liabilities of all PRC subsidiaries are translated into US dollars at period-end exchange rates. The revenues and expenses are translated into US dollars at average exchange rates of the periods. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

	2010	2009
RMB/$ exchange rate at year end	0.15170	0.14626
Average RMB/$ exchange rate for the years	0.14792	0.14618

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated results of operations. As a result of the translation, China 3C recorded a foreign currency gain of $1,526 in 2010 and loss of $92 in 2009, which is a separate line item on the Statements of Operations.

Net Loss from Discontinued Operations

Net loss from discontinued operations for 2010 was $(16,766) compared to net income of $87 for 2009, a decrease in net income of $16,679, due to decreased gross profit and an increase in goodwill impairment of $9,591.

Retail locations

The following table reflects a roll forward during 2009, 2010 and 2011 of our retail locations (i.e. number of stores opened, number of stores closed and number of stores open at the end of the period). “Store in store” refers to the sales counter where the Company’s products are displayed for sale within large-scale supermarket stores, department stores and other operation sites for the Company. At present, we have “store in stores” in four main areas, Shanghai, Zhejiang, Jiangsu and Anhui. The Company’s retail locations are all “store in store” locations in 2009, 2010 and 2011 with the exception of three direct retail stores and two franchise stores.

	Wang Da	Yiwu	Sanhe	Joy & Harmony	Total
Locations at Jan. 1, 2009	256	295	234	229	1014
Opened during 2009	-	1	-	1	2
Closed during 2009	(42)	(23)	(24)	(12)	(101)
Locations at Dec. 31, 2009	214	273	210	218	915

Opened during 2010	2	11	-	-	13
Closed during 2010	(1)	(73)	(11)	(22)	(107)
Locations at Dec. 31, 2010	215	211	199	196	821

Opened during 2011	3	-	-	-	3
Closed during 2011	(65)	(33)	(199)	(196)	(493)
Locations at Dec. 31, 2011	153	178	-	-	331

The following table reflects the square footage of each store space during 2009, 2010 and 2011.

(In square feet)	Wang Da	Yiwu	Sanhe	Joy & Harmony	Total
Area at Jan. 1, 2009	30,736	44,254	33,071	27,021	135,082
Opened during 2009	-	210	-	142	352
Closed during 2009	(3,105)	(4,704)	(2,832)	(1,368)	(12,009)
Area at Dec. 31, 2009	27,631	39,760	30,239	25,795	123,425

Opened during 2010	860	2,258	-	-	3,118
Closed during 2010	(93)	(9,555)	(1,131)	(2,272)	(13,051)
Area at Dec. 31, 2010	28,398	32,463	29,108	23,523	113,492

Opened during 2011	1,050	-	-	-	1,050
Closed during 2011	(8,065)	(5,021)	(29,108)	(23,523)	(65,717)
Area at Dec. 31, 2011	21,383	27,442	-	-	48,825

The following table reflects net sales per square foot for 2009, 2010 and 2011.

(In US dollars)	Wang Da	Yiwu	Average
2009	$2,079	$1,058	$1,569
2010	1,489	577	1,033
2011	1,824	502	1,163

The following table reflects the amount of comparable or same store sales for each period (i.e. the change in sales from stores that were open for each year presented).  A “comparable store” is defined as the same “store in store,” for which sales of that “store in store” is compared in the same month or same quarter of different years, such as the comparison of the sales occurring during March 2008 and March 2009 in the same “store in store.”

(In US dollars)	Wang Da	Yiwu	Average
2009	$14,878	$9,464	$12,171
2010	10,219	4,510	7,365
2011	7,233	2,884	5,059

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

The following table sets forth, for the periods presented, our unaudited quarterly results of operations for the eight quarters ended December 31, 2011. The data has been derived from our consolidated financial statements and, in our management’s opinion, they have been prepared on substantially the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial results for the periods presented. This information should be read in conjunction with the annual consolidated financial statements included elsewhere in this Form 10-K. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

(amounts in thousands of US dollars)

	Three Months Ended
	12/31/2011	9/30/2011	6/30/2011	3/31/2011	12/31/2010	9/30/2010	6/30/2010	3/31/2010
Sales, net	$13,980	$13,297	$15,713	$18,031	$19,086	$17,738	$18,358	19,561

Cost of sales	13,484	13,731	15,148	16,937	17,596	16,167,	16,075	17,447
Gross profit (loss)	496	(434)	565	1,094	1,490	1,571	2,283	2,114

General and administrative expenses	5,624	14,049	3,614	3,618	6,194	2,966	3,392	2,961
Loss from operations	(5,128)	(14,483)	(3,049)	(2,524)	(4,704)	(1,395)	(1,109)	(847)

Other Income (Expense)
Interest income	15	10	10	13	14	15	14	13
Other income (expense)	(405)	500	(56)	(146)	(6)	(63)	(45)	4
Total Other Income (Expense)	(390)	510	(46)	(133)	8	(48)	(31)	17
(Loss) before income taxes	(5,508)	(13,983)	(3,095)	(2,657)	(4,696)	(1,443)	(1,140)	(830)

Provision for income taxes	(55)	(23)	(38)	(90)	202	(64)	(83)	(107)

Net (loss)	$(5,563)	$(14,006)	$(3,133)	$(2,747)	$(4,494)	$(1,507)	$(1,223)	(937)

Net (loss) per share:
Basic & diluted	$(0.10)	$(0.24)	$(0.05)	$(0.05)	$(0.08)	$(0.03)	$(0.02)	(0.02)

Weighted average number of shares outstanding:
Basic	58,911	58,585	58,511	58,511	54,831	54,831	54,831	54,831
Diluted	58,911	58,585	58,511	58,511	54,831	54,831	54,831	54,831

Liquidity and Capital Resources (amounts in thousands of US dollars)

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings.

Cash and equivalents were $5,778 at December 31, 2011 and current assets totaled $20,914. The Company’s current liabilities were $7,648 at December 31, 2011. Working capital at December 31, 2011 was $13,266 During 2011, net cash used in operating activities was $21,752

Cash and equivalents were $26,249 at December 31, 2010 and current assets totaled $48,551. The Company’s current liabilities were $9,411 at December 31, 2010. Working capital at December 31, 2010 was $39,140. During 2010, net cash used in operating activities was $4,698.

The Company does not have any debt as of December 31, 2011.

The Wholly Foreign Owned Enterprise (“WFOE”) Law (1986), as amended and The WFOE Law Implementing Rules (1990), as amended, contain the principal regulations governing dividend distributions by WFOEs. Under these regulations, WFOEs, such as Zhejiang, Yiwu, Wang Da, Sanhe and Joy & Harmony may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally,  Zhejiang, Yiwu, Wang Da, Sanhe and Joy & Harmony are required to set aside a certain amount of any accumulated profits each year (a minimum of 10%, and up to an aggregate amount equal to half of its registered capital), to fund certain reserve funds. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. The Company’s two operating subsidiaries in China paid $525,460 in dividends during 2005, however, we do not intend to pay dividends on our common stock in the foreseeable future. If we ever determine to pay a dividend, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of such dividends from the profits of Zhejiang, Yiwu, Wang Da, Sanhe and Joy & Harmony and Jinhua.

In summary, our cash flows were (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net cash provided (used) by operating activities	$(21,752)	$(4,698)	$7,112
Net cash used in investing activities	(11)	(22)	(8,590)
Effect of exchange rate change on cash and equivalents	1,292	1,061	(772)
Net decrease in cash and equivalents	(20,471)	(3,659)	(2,250)
Cash and equivalents at beginning of year	26,249	29,908	32,158
Cash and equivalents at end of year	$5,778	$26,249	$29,908

Operating Activities

Net cash used in operating activities was $21,752 in 2011 compared to $4,698 in 2010. This decrease was mainly attributable to (i) an increase in net losses of $27,917 from $(24,927) in 2010 to $(52,844) in 2011, (ii) decrease in accounts payable and accrued expenses of $2,865, offset by the decrease in accounts receivable of $1,452, decrease in tax receivable of 1,225 and inventory of $4,134 in 2011, adding back the non-cash item, goodwill and intangible asset impairment loss of $23,306.

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

	2011	2010	2009
Net sales, including discontinued operations	$129,831	158,094	208,490
Percentage change in net sales	$(17.9)%	(24.2)%

	2011	2010	Change in percentage
Accounts receivable	$9,967	11,026	(9.6)%

While net sales decreased 17.9% from 2010, accounts receivable decreased 9.6%. The Company still maintains a healthy accounts receivable turnover. The collection of debt is based on the terms of legal binding documents. The Company has not changed its policy on reserving for bad debt and has not found any abnormal increases in bad debt.

Investing activities

	2011	2010	2009
Net cash used in investing activities	$(11)	$(22)	$(8,590)

Net cash used in investing activities in 2011 and 2010 was nominal. Net cash used in investing activities was $8,590 in 2009 as a result of the acquisition of Jinhua. On December 19, 2008, Zhejiang and Yiwu entered into an agreement to acquire Jinhua. Pursuant to the acquisition agreement, Zhejiang and Yiwu were required to pay RMB 50,000 thousand within 10 business days after the execution of the agreement to Jinhua’s shareholders. Therefore, China 3C made a purchase deposit of $7,319 to the shareholders of Jinhua in 2008. In July 2009, China 3C completed the acquisition of Jinhua and therefore paid $7,784 to Jinhua. In 2009, China 3C also made $806 investment in fixed assets to open new direct stores.

Financing Activities

There was no cash used in financing activities in 2011, 2010 and 2009.

Financing activities	2011	2010	2009
Net cash (used) in financing activities	$-	$-	$-

Net decrease in cash and equivalents

	2011	2010	2009
Net decrease in cash and equivalents	$(20,471)	$(3,659)	$(2,250)

Cash and equivalents

	2011	2010	2009
Cash and equivalents	$5,778	$26,249	$29,908

Cash and equivalents as of December 31, 2011 and 2010 were solely bank accounts in US and China. Specifically, cash and equivalents for each subsidiary as of December 31, 2011and 2010 included:

(all amounts are denominated at thousands)

Name of Entities	Region	Currency	2011	2010
China 3C Group	US entity	USD	26	4
CFDL	BVI entity	USD	-	-
Zhejiang	Chinese entity	RMB	4,847	1,781
Yiwu	Chinese entity	RMB	4,611	40,568
Sanhe	Chinese entity	RMB	1,442	38,066
Wang Da	Chinese entity	RMB	20,182	25,406
Joy & Harmony	Chinese entity	RMB	2,607	43,369
Jinhua	Chinese entity	RMB	2,852	23,809

Cash equivalents held in the PRC subsidiaries are not freely transferrable outside the country. The amounts not freely transferable as of December 31, 2011and 2010 were RMB 36,541 ($5,752) and RMB 172,999 ($26,244).

Capital Expenditures

Capital expenditures for purchase of fixed assets during 2011, 2010 and 2009 were $11, $22, and $806, respectively. The higher level of capital expenditures in 2009 was due to the new business plan of opening new direct stores and franchise stores. Direct stores and franchise stores have higher capital requirements than “stores in stores”.

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

Tabular Disclosure of Contractual Obligations

Not applicable.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company are included following the signature page to this Form 10-K.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2011, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2011, the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal controls identified below.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by the BOD, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, and due to the material weakness described below, management concluded that our internal control over financial reporting was not effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of our officers and directors as of April 15, 2012.

Name	Age	Position
Zhenggang Wang	43	Chief Executive Officer and Chairman of the Board
Weiping Wang	45	Chief Financial Officer
Xinchuan Kong	37	President
Chenghua Zhu	36	Director
Mingjun Zhu	43	Director
Rongjin Weng	48	Director
Wei Kang Gu	66	Director

There are no family relationships between or among any of the executive officers or directors of the Company. Below are brief descriptions of the backgrounds and experiences of the officers and directors:

Zhenggang Wang, Chief Executive Office and Chairman of the Board

Mr. Wang, has been the Company’s chief executive officer and chairman of its BOD since December 2005. He is also the founder, chairman and chief executive officer of Zhejiang Yong Xin Digital Technology Company Limited, a holding company to hold interests in Hangzhou Wang Da Electronics Company, Limited and Yiwu Yong Xin Telecommunication Company, Limited, both of which are based in China. Mr. Wang established Yiwu Yong Xin Telecommunication Company, Limited in 1997, and he serves as its chairman and chief executive officer. In 1998, Mr. Wang established Hangzhou Wang Da Electronics Company, Limited, which is in the business of distributing cellular telephone phones. Mr. Wang is the chairman and chief executive officer of Hangzhou Wang Da Electronics Company, Limited.  Mr. Wang does not hold any other directorships with reporting companies in the United States.

Weiping Wang, Chief Financial Officer

Mr. Weiping Wang has been appointed as Chief Financial Officer of China 3C Group effective June 21, 2011. Mr. Weiping Wang joined the Company in January 2010 and served as Assistant General Manager of Zhejiang Yongxin Technology Limited since then. Before joining the Company, Mr. Wang served as Deputy General Manager in Shaanxi Aokai Food Co., Ltd, a food producer with over 300 employees from 2005 to 2009, where his responsibilities included overseeing customer relations and supporting the General Manager with management of day-to-day operations. In 2004, Mr. Wang worked as a sales manager for Jinhua Aokai Trade Co. Ltd. From 1986 until 2003, Mr. Wang worked as a regional sales manager for Zhejiang Mifeng Group Co., Ltd, one of the “Top 100 Food Producers” in China. Mr. Wang received his Bachelor’s Degree in Business Administration from Zhejiang University, China.

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

Rongjin Weng, Director

Mr. Weng has been a director of the Company since December 2005.  Mr. Weng is Chairman of Langsha Group, which is the largest sock manufacturer in China with an annual revenue of $100 million. Mr. Weng established Langsha Knitting Company Limited in 1995, and has served as its chairman and chief executive officer since that time. Mr. Weng holds a MBA from Shanghai Jiao Tong University. Mr. Weng does not hold any other directorships with reporting companies in the United States.

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

Kenneth Berents

Kenneth Berents, a director of the Company resigned from his positions as director and Chairman of the Audit Committee of the BOD of the Company effective August 6, 2010.  There were no disagreements between Mr. Berents and the Company on any matter relating to the Company’s operations, policies or practices, which resulted in his resignation.

Term

Each director serves for a one year term after which they may stand for re-election at the Company’s annual meeting of stockholders. Each of our directors serves until his resignation or removal. Our offices serve at the pleasure of our BOD.

Involvement in Certain Legal Proceedings

To the best of our knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of our Company during the past ten years.

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

Each of the directors other than Zhenggang Wang is independent (see “Director Independence” below), and the BOD believes that the independent directors provide effective oversight of management. The BOD has not designated a lead director. Our independent directors call and plan their executive sessions collaboratively and, between BOD meetings, communicate with management and one another directly. In the circumstances, the directors believe that formalizing in a lead director functions in which they all participate might detract from rather than enhance performance of their responsibilities as directors.

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

Chenghua Zhu: Ms. Chenghua Zhu has a strong accounting background and has worked as a manager in various CPA firms. Her expertise in financial reporting qualifies her to be a member of the Board and the Audit Committee.

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

Board Practices

Our business and affairs are managed under the direction of our BOD. The primary responsibilities of our BOD are to provide oversight, strategic guidance, counseling and direction to our management. It is our expectation that the BOD will meet regularly on a quarterly basis and additionally as required.

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

The Audit Committee has reviewed and discussed the audited financial statements for 2011 with management, and has discussed with the independent auditors the matters required to be discussed by Statement of Auditing Standards No. 61, Communication with Audit Committee, as currently in effect. The Audit Committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and has discussed with the independent auditors the independent auditors’ independence; and based on the review and discussions referred above, the Audit Committee recommended to the BOD that the audited financial statements be included in the Company’s Annual Report on Form 10-K for 2011 for filing with the SEC.

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee (“NCGC”) consists of Mingjun Zhu, Chairman and member Wei Kang Gu. Each of the above-listed nominating committee members are considered “independent” under the current independence standards of NASDAQ Marketplace Rule 5605(a)(2) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Exchange Act as determined by the BOD.  The Nominating and Corporate Governance Committee assists the BOD in identifying qualified individuals to become board members, in determining the composition of the BOD and in monitoring a process established to assess Board effectiveness.

Changes in Director Nomination Process for Stockholders

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s BOD since the filing of the Company’s Annual Report on Form 10-K for 2011.

The NCGC will consider director candidates recommended by security holders.  Potential nominees to the BOD are required to have such experience in business or financial matters as would make such nominee an asset to the BOD and may, under certain circumstances, be required to be “independent”, as such term is defined in the Marketplace Rules of NASDAQ and applicable SEC regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company to file reports of ownership and changes in ownership with the SEC. Such persons also are required to furnish our company with copies of all Section 16(a) forms they file. Based solely on our review of copies of such forms received by us, we believe that during 2011, the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act, other than one Form 3 and one Form 4 filed by Jian Zhang which were not timely filed.

Code of Ethics

In 2007 we adopted a corporate code of ethics that applies to our principal executive officer and our principal financial and accounting officer. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code of ethics. The code of ethics was filed as Exhibit 14 to our Annual Report on Form 10-K for 2007. A written copy of the code of ethics will be provided upon request at no charge by writing to our Chief Financial Officer, China 3C Group, 368 HuShu Nan Road, HangZhou City, Zhejiang Province, China 310014.

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

Equity Incentive Compensation. We believe that long-term performance is achieved through an ownership culture participated in by our executive officers through the use of stock-based awards. Currently, we do not maintain any incentive compensation plans based on pre-defined performance criteria. The Compensation Committee has the general authority, however, to award equity incentive compensation, i.e. stock options, to our executive officers in such amounts and on such terms as the committee determines in its sole discretion. The Committee does not have a determined formula for determining the number of options available to be granted. Incentive compensation is intended to compensate officers for accomplishing strategic goals such as mergers and acquisitions and fund raising. The Compensation Committee will review each executive’s individual performance and his or her contribution to our strategic goals periodically and determine the amount of incentive compensation towards the end of the year. Our Compensation Committee grants equity incentive compensation at times when we do not have material non-public information to avoid timing issues and the appearance that such awards are made based on any such information.

Determination of Compensation

Our Chief Executive Officer, Chief Financial Officer and head of Human Resources meet frequently during the last several weeks of the year to evaluate each non-executive employee’s performance and determine his or her compensation for the following year.

The following table sets forth the cash and other compensation paid by us in 2011 to all individuals who served as our Chief Executive Officer and Chief Financial Officer, who we collectively refer to as the named executive officers (“NEOs”). No executive officer received total compensation greater than $100,000 in 2011 or 2010.

SUMMARY COMPENSATION TABLE

Name and				Stock	Option
Principal		Salary	Bonus	Awards	Awards	Total
Position	Year	($)	($)	($)	($)	($)
Zhenggang Wang, CEO	2011	$84,250	-	-	-	$84,250
	2010	$79,780	-	-	-	$79,780

Weiping Wang, CFO (1)	2011	$42,125	-	24,000	-	$66,125
	2010	$-	-	-	-	$-

Jian Zhang,	2011	$15,446	-	12,000	-	$27,446
Former CFO (2)	2010	$60,180	-	12,000	-	$72,186

Weidong Huang,	2011	$-	-	-	-	$-
Former CFO (3)	2010	$11,150	-	-	-	$11,150

(1)	Weiping Wang was appointed as Chief Financial Officer of the Company effective June 21, 2011. Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to ASC 718. The stock value was calculated based on the closing price of $ 0.12 per share on the date of grant.
(2)	Jian Zhang was appointed as Chief Financial Officer of the Company effective June 16, 2009 and resigned on June 17, 2011. Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to ASC 718. The stock value was calculated based on the closing price of $ 0.12 per share on the date of grant.
(3)	Weidong Huang resigned as our Chief Financial Officer and Director on June 15, 2009.

Grants of Plan-Based Awards

No plan based award was granted to any of the Company’s NEOs during the year ended December 31, 2011. The Company granted 50,000 restricted common stock to the President Mr. Xinchuan Kong in 2011.

Outstanding Equity Awards At Year-End

There were no outstanding unexercised options, unvested stock or other equity incentive plan awards held by any of the Company’s NEOs as of December 31, 2011. There are 50,000 shares of restricted common stock outstanding held by our President Mr. Xinchuan Kong as of December 31, 2011.

Option Exercises And Stock Vested

There were no exercises of stock options, stock appreciation rights and/or similar investment nor was there any vesting of stock, restricted stock, restricted stock units or similar instruments during the year ended December 31, 2011 for any of the Company’s NEOs. There are 50,000 shares of restricted common stock held by our President Mr. Xinchuan Kong vested in 2011.

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

Potential Payments Upon Termination or Change in Control

None.

Employment Agreements

None

Compensation of Directors

The following table summarizes compensation that our directors earned during 2011 for services as members of the Company’s BOD:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xinchuan Kong(2)	$46,805	-		-	-	-	$46,805
Wei Kang Gu	-	-	-	-	-	-	-
Chenghua Zhu	-	-	-	-	-	-	-
Mingjun Zhu	-	-	-	-	-	-	-
Rongjin Weng	-	-	-	-	-	-	-
Total	$46,805		-	-	-	-	$46,805

(1) Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to ASC 718.

(2) Xinchuan Kong served as the president of China 3C since December 2010.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 15, 2012, concerning shares of common stock of the Company, the only class of its securities that are issued and outstanding, held by (1) each shareholder known by the Company to own beneficially more than five percent of the common stock, (2) each director of the Company, (3) each executive officer of the Company, and (4) all directors and executive officers of the Company as a group:

	Amount and Nature	Percentage of
	of Beneficial	Common Stock
Name and Address of Beneficial Owner (1)	Ownership	(2)
Zhenggang Wang	9,725,000	16.5%
Weiping Wang	200,000	*
Xinchuan Kong	50,000	*
Mingjun Zhu	-	-
Rongjin Weng	-	-
Wei Kang Gu	-	-
Chenghua Zhu	-	-
All directors and executive officers as a group (7 persons)	9,975,000	16.9%

* Less than One Percent.

(1)	Unless otherwise indicated in the footnotes to the table, each shareholder shown on the table has sole voting and investment power with respect to the shares beneficially owned by him, her or it. Unless otherwise indicated in the footnotes to the table, the address for each shareholder is c/o China 3C Group, 368 HuShu Nan Road, HangZhou City, Zhejiang Province, China 310014. Percentages of less than one percent have been omitted from the table.

(2)	Calculated on the basis of 58,911,327 shares of common stock issued and outstanding as of April 15, 2012 except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

Reference is made to the sections titled “Equity Compensation Plan Information” and “Securities Authorized for Issuance under Equity Compensation Plans” under Item 5 of this 10-K.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

There have not been any transactions, or proposed transactions, during the last two fiscal years, to which the Company was or is to be a party and the amount involved exceeds $120,000, and in which any related party, as defined in Item 404 of Regulation S-K had or is to have a direct or indirect material interest.

Director Independence

The BOD has determined that each of our directors, except Zhenggang Wang, has no relationship that, in the opinion of the BOD, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is an “independent director” as defined in the Marketplace Rules of the Nasdaq Stock Market (“NASDAQ”). In determining the independence of our directors, the BOD has adopted independence standards that follow the criteria specified by applicable laws and regulations of the SEC and the Marketplace Rules of NASDAQ. In determining the independence of our directors, the BOD considered all transactions in which the Company and any director had any interest.

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

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

On January 5, 2009, the Company, on the recommendation of the Audit Committee of its BOD, engaged Goldman Kurland and Mohidin, LLP (“GKM”) as its independent registered public accounting firm.

The following represents fees for professional audit services rendered by GKM for 2011 and 2010.

Audit Fees

The aggregate fees billed by our current auditors, GKM, for professional services rendered for the audit of our annual financial statements for 2011 and 2010 was $160,000 and $160,000, respectively.

Audit Related Fees

We incurred no audit related fees to GKM during 2011 and 2010.

Tax Fees

GKM did not render any services for tax compliance, tax advice and tax planning during the years ended December 31, 2011 and 2010.

All Other Fees

GKM did not bill us any additional fees that are not disclosed under audit fees, audit related fees or tax fees during 2011 and 2010.

Audit Committee Pre-Approval Process, Policies and Procedures

The Audit Committee has adopted pre-approval policies for all services, including both audit and non-audit services, provided by our independent auditors.  For audit services, each year the independent auditor provides the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Audit Committee before the audit commences.  The independent auditor also submits an audit services fee proposal, which also must be approved by the Committee before the audit commences.  The audit, tax, and all other fees and services described above were pre-approved for 2011 and 2010.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following are filed with this Annual Report:

(1)  The financial statements listed on the Financial Statements Table of Contents.

(2)  Not applicable.

(3)  The exhibits referred to below, which include the following managerial contracts or compensatory plans or arrangements:

☐	China 3C Group 2011 Restricted Stock Plan

(b)           The exhibits listed on the Exhibit Index are filed as part of this Annual Report.

(c)           Not applicable.

EXHIBIT INDEX

Exhibit No	Document Description
3.1	Amended and Restated Articles of Incorporation of the Registrant (11)
3.2	By-laws of the Registrant (1)
4.1	China 3C Group Amended 2005 Equity Incentive Plan. (2)
4.2	China 3C Group 2011 Restricted Stock Plan (19)
10.1	Stock Purchase Agreement, dated as of October 17, 2005, by and among Sun Oil & Gas, Inc., EH&P Investments, John D. Swain, Fred Holcapek, PH Holding Group, Ma Cheng Ji, Zhou Wei, Zeng Xiu Lan, Gu Xiao Dong, Jacksonville Management Limited, Colin Wilson, Alliance Capital Management, Inc., Hanzhong Fang and China US Bridge Capital, Limited (3)
10.2	Consulting Services Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang Yong Xing Digital Technology Company Limited (4)
10.3	Operating Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang Yong Xing Digital Technology Company Limited (4)
10.4	Proxy and Voting Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang Yong Xing Digital Technology Company Limited (4)
10.5	Option Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang Yong Xing Digital Technology Company Limited (4)
10.6	Equity Pledge Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang Yong Xing Digital Technology Company Limited (4)
10.7	Subscription Agreement, dated as of December 20, 2005, between the Registrant and Huiqi Xu. (5)
10.8	Consulting Agreement, dated as of December 20, 2005, among the Registrant, Wen-An Chen and Huoqing Yang. (5)
10.9	Guarantee Contract between the Registrant and Shenzhen Shiji Ruicheng Guaranty and Investment Company Limited, dated as of December 21, 2005. (6)
10.10	Agreement and Plan of Merger, dated as of December 21, 2005, among the Registrant, YX Acquisition Corporation, Capital Future Development Limited, Zhenggang Wang, Yimin Zhang, Weiyi Lv, Xiaochun Wang, Zhongsheng Bao, Simple (Hongkong) Investment & Management Company Limited, First Capital Limited, Shenzhen Dingyi Investment & Consulting Limited and China US Bridge Capital Limited. (6)
10.11	Form of Promissory Note dated December 21, 2005. (6)
10.12	Share Exchange Agreement, dated as of November 28, 2006, among China 3C Group, Capital Future Development Limited (“CFDL”), Shanghai Joy & Harmony Electronics Company Limited, and the shareholders of CFDL. (7)
10.13	Form of Securities Purchase Agreement, dated July 13, 2007, by and among the Registrant and certain subscribers (8)
10.14	Letter of Intent for Strategic Partnership, dated November 22, 2007, between the Registrant’s subsidiary Zhejiang Yongxin Technology Limited and Hangzhou Xituo Network Technology Company (9)
10.15	Consignment Agreement, dated January 2, 2008, between the Registrant’s subsidiary Hangzhou Shan He Electric Company Limited and Hangzhou Lotour Digital Products Business Company Limited (10)
16	Consignment Agreement, dated January 3, 2008, between the Registrant’s subsidiary Hangzhou Wang Da Electric Company Limited and Hangzhou Lotour Digital Products Business Company Limited (10)
10.17	Acquisition Agreement dated December 19, 2008 by and among Zhejiang Yong Xing Digital Technology Company Limited, Yiwu Yong Xin Communication Limited Jinhua Baofa Logistic Limited and the shareholders of Jinhua Baofa Logistic Limited (12)
10.18	Amendment to Acquisition Agreement dated April 4, 2009 by and among Zhejiang Yong Xing Digital Technology Company Limited, Yiwu Yong Xin Communication Limited and the shareholders of Jinhua Baofa Logistic Limited (13)
10.19	Compensation Agreement, dated November 27, 2009, between China 3C Group and Joseph Levinson (14)

10.20	Board of Directors Agreement, dated December 8, 2006, among China 3C Group and Kenneth T. Berents (15)
10.21	China 3C Group 2008 Omnibus Securities and Incentive Plan (16)
10.22	Stock Option Agreement Director Non-Qualified Stock Option, dated December 1, 2008 and effective as of January 15, 2009, between China 3C Group and Kenneth Berents (16)
10.23	Stock Option Agreement Director Non-Qualified Stock Option, dated December 1, 2008 and effective as of January 15, 2009, between China 3C Group and Kenneth Berents (16)
10.24	Stock Option Agreement Director Non-Qualified Stock Option, dated December 1, 2008 and effective as of January 15, 2009, between China 3C Group and Kenneth Berents (16)
10.25	Stock Option Agreement with Todd L. Mavis, dated April 21, 2009, between China 3C Group and Todd L. Mavis (16)
10.26	Agreement dated May 3, 2007 between China 3C Group and Joseph Levinson (16)
10.27	Letter Agreement dated June 16, 2009 between China 3C Group and Jian Zhang (17)
10.28	Share-holding entrustment agreement dated November 21,2005 between Capital Future Developments Limited and Huiyi Lv
10.29	Share-holding entrustment agreement dated November 21,2005 between Capital Future Developments Limited and Xiaochun Wang
10.30	Share-holding entrustment agreement dated November 21,2005 between Capital Future Developments Limited and Yimin Zhang
10.31	Share-holding entrustment agreement dated November 21,2005 between Capital Future Developments Limited and Zhenggang Wang
10.32	Share-holding entrustment agreement dated November 21,2005 between Capital Future Developments Limited and Zhongsheng Bao
14.1	Code of Business Conduct and Ethics (11)
21.1	List of Subsidiaries (18)
31.1	Certification of Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Principal Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.
32.2	Certification of Principal Accounting and Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

(1)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on January 3, 2007.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-141173) dated March 9, 2007.

(3)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on October 21, 2005.

(4)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on September 11, 2007.

(5)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 20, 2005.

(6)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 22, 2005.

(7)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 11, 2006.

(8)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on July 17, 2007.

(9)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on November 28, 2007.

(10)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on January 17, 2008.

(11)	Incorporated by reference from the Registrant’s Annual Report filed with the SEC on Form 10-K on March 27, 2008.

(12)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 29, 2008.

(13)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on April 9, 2009.

(14)	Incorporated by reference from the Registrant’s Annual Report filed with the SEC on Form 10-K on April 16, 2009.

(15)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 14, 2006.

(16)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-159200) dated May 13, 2009.

(17)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on June 22, 2009.

(18)	Incorporated by reference from the Registrant’s Annual Report filed with the SEC on Form 10-K on April 15, 2010.

(19)	Incorporated by reference from the Registrant’s Annual Report filed with the SEC on Form 10-K on May 18, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of April 2012.

CHINA 3C GROUP

/s/ Zhenggang Wang
Zhenggang Wang
Chief Executive Officer and Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ Zhenggang Wang		April 16th, 2012
Zhenggang Wang	Chief Executive Officer and
Chairman (Principal Executive
Officer)

/s/ Xinchuan Kong
Xinchuan Kong	President	April 16th, 2012

/s/ Weiping Wang
Weiping Wang	Chief Financial Officer (Principal	April 16th, 2012
Accounting and Financial Officer)

/s/ Chenghua Zhu
Chenghua Zhu	Director	April 16th, 2012

/s/ Mingjun Zhu
Mingjun Zhu	Director	April 16th, 2012

/s/ Rongjin Weng
Rongjin Weng	Director	April 16th, 2012

/s/ Wei Kang Gu
Wei Kang Gu	Director	April 16th, 2012

CHINA 3C GROUP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

China 3C Group

We have audited the accompanying consolidated balance sheets of China 3C Group and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2011, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of China 3C Group and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended December 31, 2011, 2010 and 2009 in conformity with the United States generally accepted accounting principles.

The accompanying financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations for the past three years. In addition, the Company’s cash position substantially deteriorated from 2010. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Goldman Kurland and Mohidin LLP

Encino, California

April 10, 2012

CHINA 3C GROUP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,	December 31,
	2011	2010

ASSETS

Current assets:
Cash and equivalents	$5,778	$26,249
Accounts receivable, net	9,967	11,026
Inventories	3,358	7,284
Advances to suppliers	1,666	2,201
Tax receivable	-	1,200
Prepaid expenses and other current assets	145	591
Total current assets	20,914	48,551

Property, plant and equipment, net	93	191
Goodwill	-	11,229
Intangible assets, net	-	13,153
Refundable deposits	-	7
Total assets	$21,007	$73,131

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,572	$4,139
Accrued expenses	3,667	4,536
Income tax payable	1,409	736
Total liabilities	7,648	9,411
Commitments and contingencies

Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 58,911,327 and 54,831,327 issued and outstanding as of December 31, 2011 and 2010, respectively	59	55
Additional paid-in capital	21,674	20,252
Subscription receivable	(50)	(50)
Statutory reserve	11,543	11,543
Other comprehensive income	7,763	6,706
(Accumulated deficit) retained earnings	(27,630)	25,214
Total stockholders' equity	13,359	63,720
Total liabilities and stockholders' equity	$21,007	$73,131

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(dollars in thousands, except share amounts)

	2011	2010	2009

Net sales	$61,021	$74,743	$108,691
Cost of sales	59,300	67,285	95,250
Gross profit	1,721	7,458	13,441
Selling, general and administrative expenses	14,356	15,513	14,348
Goodwill and intangible assets impairment	12,549	-	-
Loss from continuing operations	(25,184)	(8,055)	(907)
Other (income) expense
Interest income	(48)	(56)	(45)
Other income	(55)	(5)	(82)
Other expense	162	115	147
Total other (income) expense	59	54	20

Loss from continuing operations before income taxes	(25,243)	(8,109)	(927)
Provision for income taxes	206	52	373
Net loss from continuing operations	(25,449)	(8,161)	(1,300)

Net income (loss) from discontinued operations, net of income taxes	(27,395)	(16,766)	87

Net loss	(52,844)	(24,927)	(1,213)

Foreign currency translation adjustments	1,057	1,526	(92)
Comprehensive loss	$(51,787)	$(23,401)	$(1,305)

Basic and diluted loss per share:
Continuing operations	(0.44)	(0.15)	(0.02)
Discontinued operations	(0.47)	(0.31)	-
Net loss per share	$(0.91)	$(0.45)	$(0.02)

Weighted average shares outstanding:
Basic and Diluted	58,098,286	54,831,327	53,867,890

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

(dollars in thousands)

							Retained
			Additional			Other	Earnings	Total
	Common Stock		Paid-In	Subscription	Statutory	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Reserve	Income	Deficit)	Equity
Balance at January 1, 2009	52,674	53	19,466	(50)	11,109	5,272	51,788	87,638

Foreign currency translation adjustments	-	-	-	-	-	(92)	-	(92)
Issuance of common stock for compensation	1,997	2	285	-	-	-	-	287
Issuance of common stock for stock options	160	-	-	-	-	-	-	-
Transfer to statutory reserve	-	-	-	-	426	-	(426)	-
Net loss	-	-	-	-	-	-	(1,213)	(1,213)

Balance at December 31, 2009	54,831	55	19,751	(50)	11,535	5,180	50,149	86,620

Foreign currency translation adjustments	-	-	-	-	-	1,526	-	1,526
Issuance of common stock for compensation	-	-	501	-	-	-	-	501
Transfer to statutory reserve	-	-	-	-	8	-	(8)	-
Net loss	-	-	-	-	-	-	(24,927)	(24,927)
Balance at December 31, 2010	54,831	$55	$20,252	$(50)	$11,543	$6,706	$25,214	$63,720
Foreign currency translation adjustments	-	-	-	-	-	1,057	-	1,057
Issuance of common stock for compensation	4,080	4	1,422	-	-	-	-	1,426
Net loss	-	-	-	-	-	-	(52,844)	(52,844)
Balance at December 31, 2011	58,911	$59	$21,674	$(50)	$11,543	$7,763	$(27,630)	$13,359

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	2011	2010	2009

Operating activities:
Net loss	$(52,844)	$(24,927)	$(1,213)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	146	11	614
Amortization of intangible assets	1,380	1,405	698
Goodwill impairment	11,229	9,591	-
Intangible assets impairment	12,077	-	-
Stock based compensation	601	501	287
(Increase)/decrease in assets
Accounts receivable	1,452	7,688	5,472
Tax receivable	1,225	-	(1,157)
Other receivables	214	(138)	(64)
Inventories	4,134	(261)	2,199
Prepaid expenses and other current assets	241	(142)	(142)
Advances to suppliers	608	251	119
Refundable deposits	15	9	17
(Increase) / decrease in current liabilities
Accounts payable	(1,567)	1,135	975
Accrued expenses	(1,298)	410	507
Income tax payable	635	(231)	(1,200)
Net cash provided by (used in) operating activities	(21,752)	(4,698)	7,112

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11)	-	(806)
Proceeds from asset sales	-	(22)	-
Payments for acquisition of subsidiary	-	-	(7,784)
Net cash (used in) investing activities	(11)	(22)	(8,590)

Effect of exchange rate changes on cash and equivalents	1,292	1,061	(772)
Net decrease in cash and equivalents	(20,471)	(3,659)	(2,250)
Cash and equivalents, beginning of year	26,249	29,908	32,158
Cash and equivalents, end of year	$5,778	$26,249	$29,908

Supplemental disclosure of cash flow information:
Income taxes paid	$158	$254	$3,073
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

Note 1 - ORGANIZATION

China 3C Group (the “Company” or “China 3C”) was incorporated on August 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited - BVI (“CFDL”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands (“BVI”). Zhejiang Yong Xin Digital Technology Company Limited (“Zhejiang”), Yiwu Yong Xin Communication Limited (“Yiwu”), Hangzhou Wang Da Electronics Company Limited (“Wang Da”), Hangzhou Sanhe Electronic Technology Limited (“Sanhe”), Shanghai Joy & Harmony Electronics Company Limited (“Joy & Harmony”), and Jinhua Baofa Logistic Ltd (“Jinhua”) were incorporated under the laws of Peoples Republic of China (“PRC”) on July 11, 2005, July 18, 1997, March, 30, 1998, April 12, 2004, August 20, 2003 and December 27, 2001, respectively. All dollar amounts are in thousands, unless otherwise indicated.

On December 21, 2005, CFDL became a wholly owned subsidiary of China 3C through a reverse merger (“Merger Transaction”). China 3C acquired all of the issued and outstanding capital stock of CFDL pursuant to a Merger Agreement dated December 21, 2005 by and among China 3C, XY Acquisition Corporation, CFDL and the shareholders of CFDL (the “Merger Agreement”). Pursuant to the Merger Agreement, CFDL became a wholly owned subsidiary of China 3C and, in exchange for the CFDL shares, China 3C issued 35,000,000 shares of its common stock to the shareholders of CFDL, representing 93% of the issued and outstanding capital stock of China 3C at that time and cash of $500.

On August 3, 2006, CFDL completed the acquisition of a 100% interest in Sanhe for a cash and stock transaction valued at $8,750. The consideration consisted of 915,751 newly issued shares of the Company’s common stock and $5,000 in cash.

On November 28, 2006, CFDL completed the acquisition of a 100% interest in Joy & Harmony for a cash and stock transaction valued at $18,500. The consideration consisted of 2,723,110 shares of the Company’s common stock and $7,500 in cash.

On August 15, 2007, we executed a series of contractual agreements between CFDL and Zhejiang. The contractual agreements give CFDL and its equity owners an obligation, and having ability to absorb, any losses, and rights to receive returns; however, these contractual agreements did not change the equity ownership of Zhejiang. We did not dispose CFDL’s actual equity ownership of Zhejiang when we execute the contractual agreements. CFDL entered into share-holding entrustment agreements with five individuals - Zhenggang Wang, Yimin Zhang, Huiyi Lv, Xiaochun Wang and Zhongsheng Bao to hold 35%, 20%, 20%, 15% and 10%, respectively, of the equity interest of Zhejiang on behalf of CFDL on November 21, 2005. The entrustment agreements confirm that CFDL is the actual owner of Zhejiang. CFDL enjoys the actual shareholder’s rights and has the right to obtain any benefits received by the nominal holders. Zhenggang Wang is the CEO and shareholder of China 3C. Yimin Zhang, Huiyi Lv, Xiaochun Wang and Zhongsheng Bao have no other relationship with China 3C. No consideration was given to these individuals who held the equity of Zhejiang on behalf of CFDL.

On July 6, 2009, China 3C and its subsidiary Zhejiang and Yiwu purchased 100% of Jinhua for RMB 120 million ($17,500) in cash.  Zhejiang acquired 90% and Yiwu acquired 10% of the equity interests in Jinhua.

The purchase price and related allocation to the estimated fair values of the assets acquired and liabilities assumed in accordance with ASC 805 “Business Combinations” is as follows:

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

Our corporate structure as of December 31, 2011 is as follows:

* These entities ceased operation as of December 31, 2011.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  The Company’s subsidiaries – Wang Da, Yiwu, Joy & Harmony, Sanhe, Jinhua and Zhejiang’s functional currency is the Chinese Renminbi (“RMB”), however, the accompanying consolidated financial statements were translated and presented in United States Dollars (“$”, or “USD”). China 3C is the parent company that was incorporated on August 20, 1998 under the laws of the State of Nevada. The parent company does not have operations; therefore, it does not have sales. The main activities of China 3C were incurring public company expenses. China 3C pays all of its expenses in USD. Therefore, we believe China 3C’s functional currency is USD. CFDL was incorporated on July 22, 2004 under the laws of the BVI. CFDL is a holding company and it does not have operations. As a result, we determined that China 3C, and CFDL’s functional currency is USD.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company realized net loss of $52,844, $24,927 and $1,213 for 2011, 2010 and 1009, respectively. The Company had accumulated deficit of $27,630 as of December 31, 2011. In addition, the Company’s cash position substantially deteriorated from 2010. There can be no assurance that the Company will become profitable or that it will survive as a public company. These issues raise substantial doubt regarding the Company’s ability to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of China 3C and its wholly owned subsidiaries CFDL, Wang Da, Yiwu, Joy & Harmony, Sanhe and Jinhua and variable interest entity Zhejiang, collectively referred to as the Company. All material intercompany accounts, transactions and profits were eliminated in consolidation.

Currency Translation

The accounts of Zhejiang, Wang Da, Yiwu, Sanhe, Joy & Harmony and Jinhua were maintained, and its financial statements were expressed RMB. Such financial statements were translated into USD in accordance with FASB ASC Topic 830-10, “Foreign Currency Translation,” with the RMB as the functional currency. According to FASB ASC Topic 830-10, assets and liabilities were translated at the ending exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the year. The resulting translation adjustments are reported as other comprehensive income in accordance with FASB ASC Topic 220, “Reporting Comprehensive Income,” as a component of shareholders’ equity. Transaction gains and losses are reflected in the consolidated statements of operations and comprehensive loss.

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

Risks and Uncertainties

The Company is subject to risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowances for doubtful debts were as follows:

		Additions
Year	Balance at January 1,	(1) Charged to expenses	(2) Charged to other comprehensive loss	Deductions	Balance at December 31,
2011	$441	$310	$-	$-	$751
2010	$404	$37	$-	$-	$441

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of December 31, 2011 and 2010, inventory consisted entirely of finished goods valued at $3,358 and $7,284, respectively.

Property and Equipment

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

Automotive	5 years
Office Equipment	5 years

As of December 31, 2011 and 2010, property and equipment consisted of the following:

	2011	2010
Automotive	$650	$738
Office equipment	206	198
Leasehold improvements	-	65
Sub Total	856	1,001
Less: accumulated depreciation	(763)	(810)
Total	$93	$191

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, “Property, Plant and Equipment”, requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2011 and 2010, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

ASC 825, “Financial Instruments”, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Impairment of Goodwill and Intangible Assets

In accordance with ASC 350,”Goodwill and Intangible Assets”, we test goodwill at the reporting unit level for impairment on an annual basis. Reporting units are determined based on the Company's operating segments. In performing the impairment test, we utilize the two-step approach prescribed under ASC 350. Step 1 requires a comparison of the carrying value of each reporting unit to its estimated fair value. We use the income approach for Step 1 to estimate the fair value of our reporting units. The Step 1 impairment analysis indicated that the carrying value of the net assets of Sanhe, Joy & Harmony and Jinhua exceeded the estimated fair value of the reporting unit.

As a result, we were required to perform Step 2 of the goodwill impairment test to determine the amount, if any, of goodwill impairment charges for Sanhe, Joy & Harmony and Jinhua. Step 2 of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. We completed Step 2 and determined that goodwill had no value, hence impairment of $4,507, $6,250 and $472 were required at December 31, 2011, for Sanhe, Joy & Harmony and Jinhua, respectively. Goodwill impairment is reflected in operating expenses in our consolidated statements of operations and comprehensive loss.  Impairment charges related to goodwill have no impact on our cash balance.

We further performed Step 2 of the annual intangible assets impairment test for Jinhua, comparing the fair value of the indefinite-lived intangible assets with the carrying value. Since the carrying value is greater than the fair value, an impairment loss was recognized in an amount equal to the excess. Upon completion of the Step 2 test, we determined that the intangible asset should be written off completely. An impairment of $12,077 was recognized in operating expenses in our consolidated statements of operations and comprehensive loss.  Impairment charges related to the intangible assets have no impact on our cash balance.

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

Revenue Recognition

In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104 (codified in FASB ASC Topic 605), the Company recognizes revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed and determinable, and collectability of the resulting receivable is reasonably assured.

The Company records revenues when title and the risk of loss pass to the customer.  Generally, these conditions occur on the date the customer takes delivery of the product.  Revenue is generated from sales of China 3C products through two main revenue streams:

1.	Retail. 62.3% , 67.3% and 69.3% of the Company's revenue comes from sales to customers at outlets installed inside department stores etc. (i.e. store in store model) during 2011, 2010 and 2009, respectively and is mainly achieved through two broad categories:

a.	Purchase contracts. Sales by purchase contracts have terms of 30 days from the transfer of goods to the customer. Under this method, the Company delivers goods to places designated by the customers and receives confirmation of delivery. At that time, ownership and all risks associated to the goods are transferred to the customers and payment is made within 30 days. The Company relieves its inventory and recognizes revenue upon receipt of confirmation from the customer.

b.	Point of sale transfer of ownership. Under this method, the Company’s products are placed in third party stores and sold by the Company’s sales people. Upon purchase of the item by the customer, the Company relieves its inventory and recognizes revenue related to that item.

2.	Wholesale. 37.7%, 32.7% and 30.7% of the Company's revenue comes from wholesale during 2011, 2010 and 2009, respectively. Recognition of income in wholesales is based on the contract terms. In 2009, the main contract terms on wholesale agreed that payments be paid 15 days after receipt of goods and that ownership and all risks associated with the goods are transferred to the customers on the date of goods received and payments will be made 15 days therefrom.

Sales revenue is therefore recognized on the following basis:

1.	Store in store model:

a.	For goods sold under sales and purchase contracts, revenue is recognized when goods are received by customers.

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

Cost of Sales

Cost of sales (“COS”) consists of actual product cost, which is the purchase price of the product less any discounts.  COS excludes freight charges, purchase and delivery costs, internal transfer, freight charges and the other costs of the Company’s distribution network, which are identified in general and administrative expenses.

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

Shipping and handling fees

The Company follows ASC 605-45, “Handling Costs, Shipping Costs”.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of General and administrative expenses which were $74, $87 and $57 for 2011, 2010 and 2009, respectively.

Vendor Discounts

The Company has negotiated preferred pricing arrangements with certain vendors on certain products. These arrangements are not contingent on any levels of volume and are considered vendor discounts as opposed to rebates. The Company records these discounts along with the purchase of the discounted items, resulting in lower inventory cost and a corresponding lower COS as the products are sold.

Management fees paid to the department stores under “store in store” model

Under the “store in store” business operation model, the Company may pay management fees to the department stores, which are in the form of service charges. The management fees are reflected in general and administrative expenses. Such management fees were $3,523, $4,220 and $4,618 in general and administrative expenses for 2011, 2010 and 2009, respectively.

Share Based Payment

The Company follows ASC 718-10, “Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $197, $189 and $136 for 2011, 2010 and 2009, respectively.

Other Income

Other income was $55, $5 and $82 for the years ended December 31, 2011, 2010 and 2009. Other income consists of the following:

	2011	2010	2009

Advertising service income	-	-	52
Commission income from China Unicom	-	-	30
Gain on disposal of PPE	-	5	-
Miscellaneous	55	-	-
Total other income	$55	$5	$82

Advertising service income is the service fee we received from electronic product manufacturers when we advertise their products in our retail locations. Commission income from China Unicom is related to the sales of China Unicom’s wireless service and products, i.e. rechargeable mobile phone cards.

Income Taxes

The Company utilizes ASC 740, “Income Taxes”. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Basic and Diluted Earnings per Share

Earnings (loss) per share are calculated in accordance with ASC 260, “Earnings per Share”. Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (losses) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. If convertible shares and stock options are anti-dilutive, the impact of conversion is not included in the diluted net income per share. Excluded from the calculation of diluted earnings per share for 2011 and 2010 were 50,000 and 50,000 options, respectively, as they were not dilutive.

Statement of Cash Flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows”, cash flows from the Company’s operations are calculated based upon the functional currency, in our case the RMB. As a result, amounts related to changes in assets and liabilities reported on the statement of cash flows will not necessarily agree with the changes in the corresponding balances on the balance sheet.

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

Segment Reporting

FASB ASC Topic 280, “Segment Reporting”, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company operated in four segments before the acquisition of Jinhua in July 2009. Since the acquisition of Jinhua, the Company operates in five segments (see Note 14).

Recent Accounting Pronouncements

FASB ASC Topic 825, “Financial Instruments”, requires that the fair value disclosures required for all financial instruments within the scope of FASB ASC Topic 825-10, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FASB ASC Topic 825 was effective for interim periods ending after June 15, 2009. The adoption of FASB ASC Topic 825 had no material effect on the Company’s consolidated financial statements.

FASB ASC Topic 860, “Transfers and servicing”, requires more information about transfers of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. FASB ASC Topic 860 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of this statement had no material effect on the Company’s financial statements.

Revisions under FASB ASC Topic 810, “Consolidation”, revises how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under FASB ASC Topic 810, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FASB ASC Topic 810 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of FASB ASC Topic 810 had no impact on our financial statements.

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

In April and October 2009, the Company issued 1,997,272 shares of common stock under the 2008 Plan. The cost is recognized over a three year period. $501 and $501was recognized as stock based compensation expense during 2011 and 2010. There was $52 unrecognized compensation expenses related to the nonvested shares as of December 31, 2011.

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

On March 7, 2011, the Company issued 1,000,000 shares to 23 managing members of China 3C and its subsidiaries, pursuant to the 2011 Restricted Stock Plan.

On September 14, 2011, the Company issued 400,000 shares, under the 2011 plan, to our CFO and former CFO as stock compensations, pursuant to the 2011 Restricted Stock Plan.

Note 5 - STOCK WARRANTS, OPTIONS, AND COMPENSATION

Stock options - Options issued have a ten-year life and were fully vested upon issuance. The option holder has no voting or dividend rights. The grant price was the market price at the date of grant. The Company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the date of grant stock option pricing.

The following summarizes the option activities for the years ended 2011, 2010 and 2009:

	Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	400,000	$5.61	8.13	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(300,000)	6.15	6	-
Outstanding at December 31, 2009	100,000	$5.61	7.13	$-

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(50,000)	-	-	-
Outstanding at December 31, 2010	50,000	$4.16	7.13	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2011	50,000	$4.16	7.13	$-

Outstanding options by exercise price consisted of the following as of December 31, 2010:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$4.16	50,000	6.0	$4.16	50,000	$4.16

During 2010 and 2011, the Company did not issue any stock options. The 50,000 stock options outstanding as of December 31, 2011 were issued in 2007 to our former director Mr. Kenneth Berents, have a 10 year term and vested immediately upon issuance.

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

Term	10 years
Expected volatility	130%

Risk – free interest rate	2%
Dividend yield	0%

Note 6 - COMPENSATED ABSENCES

Regulation 45 of the labor laws in the PRC entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification, any unutilized leave is cancelled.

Note 7 - INCOME TAXES

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense recognized during 2011, 2010 and 2009.

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

The US entity, China 3C is subject to the US federal income tax at a rate of 34%. The US entity does not conduct any operations and only incurs public company expenses, such as legal fees, accounting fees, investor relations expenses and filing fees. In the process of applying step one, we determined it is more likely than not that all of the Company’s deferred tax assets will not be realized. As of December 31, 2011, the US entity has incurred net accumulated operating losses of approximately $3,647 for income tax purposes. As a result, $1,240 of valuation allowance was recorded to reduce the deferred tax asset to zero. The net change in valuation allowance was $300 in 2011 and $342 in 2010 for the US entity.

The PRC subsidiaries, Sanhe, Wang Da, Joy& Harmony, Yiwu and Zhejiang are subject to the PRC income tax at a rate of 25%. Jinhua is subject to PRC income tax using simplified tax system. In 2011, the PRC subsidiaries incurred an adjusted net operating loss of $52,844. In the process of applying step one, management believes these subsidiaries will continue to incur losses in the near future due to high market competition, slowing market demand, rising labor and fuel costs. We believe it is more likely than not that the subsidiaries will not be able to benefit from the deferred tax assets in association with the operating losses. The net change in valuation allowance was $12,939 in 2011 and $6,332 in 2010 for the PRC subsidiaries.

The components of deferred income tax assets and liabilities as of December 31, 2011and 2010 are as follows:

	2011	2010
Deferred tax assets:
U.S. net operating losses	$300	$342
PRC net operating losses	12,939	5,990
Total deferred tax assets	13,239	6,332
Less valuation allowance	(13,239)	(6,332)
	$-	$-

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate is as follows for 2011, 2010 and 2009.

	2011	2010	2009
(Credit) tax at US Statutory Rate	(34.0)%	(34.0)%	34.0%
Tax rate difference	8.8%	8.6%	(9.0)%
Non deductible expense-impairment loss	29.0%	9.6%	-
Other	0.4%	0.1%	-
Valuation allowance	(3.8)%	15.9%	118.1%
Effective rate	0.4%	0.2%	143.1%

The fluctuation in the valuation allowance from 118.1% in 2009 to 15.5% in 2010 is due to multiple reasons.  First, the Company’s consolidated net loss before income taxes in 2010 was $24,875, compared to the net loss of $499 in 2009.  Second, the Company had several subsidiaries with taxable income and corresponding income tax provisions in 2009, causing the valuation account to be rather high.  Finally, in 2010, the Company had impaired goodwill of $9,591 which is not deductible for tax purposes and did not have an increasing effect on the valuation.

Note 8 - COMMITMENTS

The Company leases office facilities under operating leases that terminate through 2013. Rent expense for 2011, 2010 and 2009 was $218, $399 and $397, respectively. The future minimum obligations under these lease agreements and advertising agreements are as follows by years as of December 31, 2011:

	Advertising commitments	Operating leases	Total
2012	$390	$152	$542
2013	130	142	472

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

Statutory reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2011, 2010 and 2009, the Company had allocated $11,543, $11,543 and $11,535 to these non-distributable reserve funds.

Note 10 – DISCONTINUED OPERATIONS

In 2011, Sanhe closed all its 210 stores in stores. Joy & Harmony closed all its 196 stores in stores. Letong closed its direct retail and franchise operation. All three entities ceased operation as of December 31, 2011. Sanhe, Joy & Harmony and Letong will be legally dissolved in 2012. As such, Sanhe, Joy & Harmony and Letong met the conditions to be reported as a discontinued operation in the financial statements, and accordingly, the results of operations have been reclassified for all periods to conform to the current period's presentation.

The following table summarizes the assets and liabilities of the discontinued operations as of December 31, 2011 and 2010 included in the Consolidated Balance Sheets:

	2011	2010
Cash	$637	$12,354
Accounts receivable, net	5,120	5,562
Inventories	-	3,507
Intercompany receivable	10,138	-
Advance to suppliers	-	455
Taxes receivable	-	723
Prepaid expenses and other assets	24	150
Property, plant and equipment	5	32
Goodwill	-	10,757
Total assets	15,924	33,540
Accounts payable	-	1,074
Accrued expenses	153	2,746
Income tax payable	367	24
Other payable	11	-
Intercompany payable	480	702
Total liabilities	1,011	4,546

Net assets	$14,913	$28,994

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations and Comprehensive Loss:

	2011	2010	2009
Sales, net	$68,810	$83,351	$110,304
Cost of sales	64,080	73,384	92,227
Gross profit	4,730	9,967	18,077
General and administrative expenses	21,155	17,158	17,778
Goodwill impairment	10,757	9,591	-
Income (Loss) from discontinued operations	(27,182)	(16,782)	299
Other Income (Expense)	(213)	16	129
Income (Loss) before income taxes	(27,395)	(16,766)	428
Provision for income taxes	-	-	341
Net income (loss) from discontinued operations, net of income tax	$(27,395)	$(16,766)	87

Note 11 - OTHER COMPREHENSIVE INCOME

Other comprehensive income as included in stockholders’ equity for 2011, 2010 and 2009, represents foreign currency translation adjustment.

 Note 12- CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

Note 13 - MAJOR CUSTOMERS AND CREDIT RISK

During 2011, 2010 and 2009, no customer accounted for more than 10% of the Company’s sales.  As of December 31, 2011 and 2010, the Company had no customer or vendor which comprised more than 10% of the Company’s accounts receivable or accounts payable.

Note 14 -   SEGMENT INFORMATION

We separately operate and prepare accounting and other financial reports to management for five business organizations (Wang Da, Sanhe, Yiwu, Joy & Harmony and Jinhua). Each of the individual operating companies corresponds to different product groups.  Wang Da is mainly operating mobile phones, Sanhe is mainly operating home appliances, Yiwu is mainly operating office communication products, and Joy & Harmony is mainly operating consumer electronics. Jinhua provides logistics to businesses in Eastern China. “Other” segment includes China 3C (the US holding company), CFDL and Zhejiang; China 3C and CFDL have no operations except for incurring public company expenses. Zhejiang started operation of direct stores and franchise stores in 2009. Since the direct stores and franchise stores are in trial operation, revenue generated from such stores and gross profits are nominal, Zhejiang’s operation is reported in “Other” segment. As of December 31, 2011, all direct stores and franchise stores were closed. All segments are accounted for using the same principals as described in Note 2.

We identified five reportable segments required by ASC 280, “Segment Reporting”: (1) mobile phone, (2) home electronics, (3) office communication product, (4) consumer electronics and (5) Logistics.

The following tables present summarized information by segment (in thousands):

	Year Ended December 31, 2011
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
Sales, net	$39,009	$37,549	$13,785	$30,889	$8,227	$372	$129,831
Cost of sales	36,633	35,433	12,540	28,289	10,127	358	123,380
Gross profit (loss)	2,376	2,116	1,245	2,600	(1,900)	14	6,451
Income (Loss) from operations	(4,474)	(11,787)	(2,622)	(15,409)	(17,024)	(1,051)	(52,367)
Total assets	9,293	2,481	4,046	3,312	1,098	777	21,007

	Year Ended December 31, 2010
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
Sales, net	$43,801	$42,427	$20,251	$40,247	$10,691	$677	$158,094
Cost of sales	40,073	38,001	17,923	34,787	9,289	595	140,668
Gross profit	3,728	4,426	2,328	5,460	1,402	82	17,426
Income (Loss) from operations	(3,156)	(5,469)	(2,456)	(11,395)	(1,448)	(913)	(24,837)
Total assets	10,993	14,988	9,967	18,536	15,837	2,810	73,131

	Year Ended December 31, 2009
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
Sales, net	$58,744	$53,385	$44,375	$56,660	$5,573	$257	$218,994
Cost of sales	52,144	44,758	39,246	47,239	3,860	229	187,476
Gross profit	6,600	8,627	5,129	9,421	1,713	28	31,518
Income (Loss) from operations	(262)	(741)	(612)	1,012	408	(413)	(608)
Total assets	13,761	17,379	12,353	30,271	19,268	1,364	94,396

In 2011, the enterprise-wide revenue derived from each group of products was as follows:

•	Mobile phones was $39,009.
•	Home electronics was $37,549, including DVD players $5,512, Stereo $4,547, TV $26,912 and other small home electronics $578.
•	Office equipment was $13,785, including fax machines $8,134, telephones $2,183, printers $770, computers $1,849 and other accessories $849.
•	Consumer electronics was $30,889, including MP3/MP4 players $25,548, Radios $882, CD players $1,260, GPS devices $1,671 and other products $1,528.
•	Logistics was $8,227.
•	Other was $372.

In 2010, the enterprise-wide revenue derived from each group of products was as follows:

•	Mobile phones was $43,801.
•	Home electronics was $42,427, including DVD players $5,704, Stereo $3,457, TV $15,564 and other small home electronics $17,702.
•	Office equipment was $20,251, including fax machines $14,017, telephones $3,531, printers $1,864 and other accessories $839.
•	Consumer electronics was $40,247, including MP3/MP4 players $33,653, Radios $1,148, CD players $1,555, GPS devices $2,859 and other products $1,032.
•	Logistics was $10,691.
•	Other was $677.

In 2009, the enterprise-wide revenue derived from each group of products was as follows:

•	Mobile phones was $58,744.
•	Home electronics was $53,385, including DVD players $9,818, Stereo $5,373, TV $16,737 and other small home electronics $21,457.
•	Office equipment was $44,375, including fax machines $22,998, telephones $10,598, printers $5,294 and other accessories $5,485.
•	Consumer electronics was $56,660, including MP3/MP4 players $44,890, Radios $1,690, CD players $3,632, GPS devices $4,072 and other products $2,376.
•	Logistics was $5,573.
•	Other was $257.

