Form 10-Q
period 2012-03-31
China 3C Group
filed 2012-05-16
CIK 1076784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2012

or

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

As of May 15, 2012, the registrant had 58,911,327 shares of common stock, $0.001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA 3C GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and equivalents	$4,123	$5,778
Accounts receivable, net	3,807	9,967
Inventories	3,015	3,358
Advances to suppliers	634	1,666
Prepaid expenses and other current assets	167	145
Total current assets	11,746	20,914

Property, plant and equipment, net	84	93
Total assets	$11,830	$21,007

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,354	$2,572
Accrued expenses	571	3,667
Income tax payable	1,088	1,409
Total liabilities	3,013	7,648

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 58,911,327 issued and outstanding	59	59
Additional paid-in capital	21,816	21,674
Subscription receivable	(50)	(50)
Statutory reserve	11,543	11,543
Other comprehensive income	7,858	7,763
Accumulated deficit	(32,409)	(27,630)
Total stockholders' equity	8,817	13,359
Total liabilities and stockholders' equity	$11,830	$21,007

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

THREE MONTHS ENDED MARCH 31, 2012 and 2011 (UNAUDITED)

(in thousands)

	2012	2011

Net sales	$7,713	$18,031
Cost of sales	7,818	16,937
Gross profit (loss)	(105)	1,094
Selling, general and administrative expenses	3,016	3,618
Loss from continuing operations	(3,121)	(2,524)
Other (income) expense
Interest income	(4)	(13)
Other income	(1)	(1)
Other expense	375	147
Total other expense	370	133

Loss from continuing operations before income taxes	(3,491)	(2,657)
Provision for income taxes	38	91
Net loss from continuing operations	(3,529)	(2,748)

Net loss from discontinued operations, net of income taxes	(1,250)	(1,711)

Net loss	(4,779)	(4,459)

Foreign currency translation adjustments	94	246
Comprehensive loss	$(4,685)	$(4,213)

Basic and diluted loss per share:
Continuing operations	$(0.06)	$(0.05)
Discontinued operations	(0.02)	(0.03)
Net loss per share	$(0.08)	$(0.08)

Weighted average shares outstanding:
Basic and Diluted	58,911,327	58,511,327

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2012 and 2011 (UNAUDITED)

(in thousands)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,779)	$(4,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10	24
Amortization of intangible assets	-	351
Stock based compensation	141	609
(Increase) / decrease in assets:
Accounts receivable	6,237	(1,997)
Other receivables	(23)	129
Inventories	365	(240)
Prepaid expenses and other current assets	21	194
Refundable deposits	(20)	2
Advance to suppliers	1,046	2
(Increase) / decrease in current liabilities:
Accounts payable	(1,282)	15
Accrued expenses	(3,080)	(2,906)
Income tax payable	331	28
Net cash used in operating activities	$(1,695)	$(8,248)

Effect of exchange rate changes on cash and equivalents	40	380

Net decrease in cash	(1,655)	(7,868)
Cash and equivalents, beginning of period	5,778	26,249
Cash and equivalents, end of period	$4,123	$18,381

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$359	$57

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

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

On December 21, 2005, Capital became a wholly owned subsidiary of China 3C through a reverse merger (the “Merger Transaction”). China 3C acquired all of the capital stock of Capital pursuant to a Merger Agreement dated December 21, 2005 by and among China 3C, XY Acquisition Corporation, Capital and the shareholders of Capital (the “Merger Agreement”). Pursuant to the Merger Agreement, Capital became a wholly owned subsidiary of China 3C and, in exchange for the Capital shares, China 3C issued 35,000,000 shares of its common stock to the shareholders of Capital, representing 93% of the capital stock of China 3C at that time and cash of $500.

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

On August 15, 2007, we executed a series of contractual agreements between Capital and Zhejiang. The contractual agreements give Capital and its equity owners an obligation, and having ability to absorb, any losses, and rights to receive returns; however, these contractual agreements did not change the equity ownership of Zhejiang. We did not dispose Capital’s actual equity ownership of Zhejiang when we execute the contractual agreements. Capital entered into share-holding entrustment agreements with five individuals - Zhenggang Wang, Yimin Zhang, Huiyi Lv, Xiaochun Wang and Zhongsheng Bao to hold 35%, 20%, 20%, 15% and 10%, respectively, of the equity interest of Zhejiang on behalf of Capital on November 21, 2005. The entrustment agreements confirm that Capital is the actual owner of Zhejiang. Capital enjoys the actual shareholder’s rights and has the right to obtain any benefits received by the nominal holders. Zhenggang Wang is the CEO and shareholder of China 3C. Yimin Zhang, Huiyi Lv, Xiaochun Wang and Zhongsheng Bao have no other relationship with China 3C. No consideration was given to these individuals who held the equity of Zhejiang on behalf of Capital.

On July 6, 2009, China 3C and its subsidiary Zhejiang and Yiwu purchased 100% of Jinhua for RMB 120 million ($17,500) in cash.  Zhejiang acquired 90% and Yiwu acquired 10% of the equity interests in Jinhua.

We sell and distribute products through retail stores and secondary distributors. We operate most of our retail operations through our “store in store” model. Under this model, the Company leases space in major department stores and retailers. Leasing costs can vary based on the percentage of sales, or can be fixed. In the three months ended March 31, 2011 and 2010 all of our stores in stores leases were variable based on sales.

6

Following the acquisition of Jinhua, the Company began providing logistic service to businesses in addition to its traditional business of resale and distribution of third party products.

ORGANIZATIONAL CHART

Our corporate structure as of March 31, 2012 is as follows:

* These entities ceased operation as of December 31, 2011.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  The Company’s subsidiaries – Wang Da, Yiwu, Joy & Harmony, Sanhe, Jinhua and Zhejiang’s functional currency is the Chinese Renminbi (“RMB”), however, the accompanying consolidated financial statements were translated and presented in United States Dollars (“$”, or “USD”). China 3C is the parent company that was incorporated on August 20, 1998 under the laws of the State of Nevada. The parent company has no operations; therefore, it has no sales. The main activities of China 3C were incurring public company expenses. China 3C pays all of its expenses in USD. Therefore, we believe China 3C’s functional currency is USD. CFDL was incorporated on July 22, 2004 under the laws of the BVI. CFDL is a holding company and it does not have operations. As a result, we determined that China 3C and CFDL’s functional currency is USD.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company realized net losses of $52,844 and $24,927 for 2011 and 2010, respectively. The Company had an accumulated deficit of $32,409 as of March 31, 2012. In addition, the Company’s cash position substantially deteriorated from 2010. There can be no assurance the Company will become profitable or that it will survive as a public company. These issues raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts was $662 (unaudited) and $751 as of March 31, 2012 and December 31, 2011, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market value.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of March 31, 2012 and December 31, 2011, inventory consisted entirely of finished goods valued at $3,015 (unaudited) and $3,358, respectively.

Property and Equipment, net

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

Automotive	5 years

Office Equipment	5 years

As of March 31, 2012 and December 31, 2011, property and equipment consisted of the following:

	2012	2011
	(Unaudited)
Automotive	$650	$650
Office equipment	206	206
Sub Total	856	856
Less: accumulated depreciation	(772)	(763)
Total	$84	$93

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360 “Property, Plant and Equipment”, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2012 (unaudited) and December 31, 2011, there were no significant impairments of its long-lived assets.

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

The Company records revenues when title and the risk of loss pass to the customer.  Generally, these conditions occur on the date the customer takes delivery of the product.  Revenue is generated from sales of China 3C products through two main revenue streams:

1.	Retail. 68.7% of the Company's revenue came from sales to customers at outlets installed inside department stores (i.e. store in store model) during the first three months of 2012 and 2011, and was mainly achieved through two broad categories:

a.	Purchase contracts. Sales by purchase contracts have terms of thirty days from the transfer of goods to the customer. Under this method, the Company delivers goods to places designated by the customers and receives confirmation of delivery. At that time, ownership and all risks associated to the goods are transferred to the customers and payment is made within 30 days. The Company relieves its inventory and recognizes revenue upon receipt of confirmation from the customer.

b.	Point of sale transfer of ownership. Under this method, the Company’s products are placed in third party stores and sold by the Company’s sales people. Upon purchase of the item by the customer, the Company relieves its inventory and recognizes revenue related to that item.

2.	Wholesale. 31.3% of the Company's revenue came from wholesale during the first three months of 2012 and 2011. Recognition of income in wholesales is based on the contract terms. The main contract terms on wholesale agreed that payments be paid 15 days after receipt of goods and that ownership and all risks associated with the goods are transferred to the customers on the date of goods received and payments will be made 15 days therefrom.

Sales revenue is therefore recognized on the following basis:

1.	Store in store model:

a.	For goods sold under sales and purchase contracts, revenue is recognized when goods are received by customers.

b.	For goods at customer outlets which the Company’s sales people operate, and inventory of goods is under joint control by the customers and the Company, revenue is recognized at the point of sale to the end buyer.

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

The reported sales do not include estimate of returns due to defects for the period presented because we do not offer customers the right to return in China. We do not allow the customers to return the products for cash refunds, credit, or exchange for other products through general rights of return. If the products are defective, manufacturers are directly responsible for the defects. China 3C, as a distributor, only assists customers in returning the defective products to manufacturers. The manufacturers send replacement products to customers directly.

Cost of Sales

Cost of sales (“COS”) consists of actual product cost, which is the purchase price of the product less any discounts.  COS excludes freight charges, purchase and delivery costs, internal transfer, freight charges and the other costs of the Company’s distribution network, which are identified in general and administrative (“G&A”) expenses.

General and Administrative Expenses

G&A expenses are comprised principally of payroll and benefits costs for retail and corporate employees, occupancy costs of corporate facilities, lease expenses, management fees, traveling expenses and other operating and administrative expenses, including freight charges, purchase and delivery costs, internal transfer freight charges and other distribution costs.

Shipping and handling fees

The Company follows FASB ASC 605-45, “Handling Costs, Shipping Costs”.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of G&A expenses. During the three months ended March 31, 2012 and 2011, the Company incurred shipping and handling fees and costs of $14 and $19, respectively.

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

Management fees paid to the department stores under “store in store” model

Under the “store in store” business operation model, the Company may pay management fees to the department stores, which are in the form of service charges. The management fees are reflected in G&A expenses. Such management fees were $315 and $1,932 in selling, general and administrative expenses for the three months ended March 31, 2012 and 2011, respectively.

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $131 and $34 for the three months ended March 31, 2012 and 2011, respectively.

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

Basic and Diluted Loss per Share

Loss per share are calculated in accordance with FASB ASC Topic 260, “Earnings per Share”. Basic earnings (loss) per share are based upon the weighted average number of common shares outstanding. Diluted earnings (losses) per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. If convertible shares and stock options are anti-dilutive, the impact of conversion is not included in the diluted net income (loss) per share. Excluded from the calculation of diluted (loss) per share for the three months ended March 31, 2012 and 2011 was 50,000 options, as they were not dilutive.

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

Segment Reporting

FASB ASC Topic 280, “Segment Reporting”, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company operated in four segments before the acquisition of Jinhua in July 2009. Since then, the Company operated in five segments until Sanhe and Joy & Harmony ceased operations at the end of 2011. As a result, the Company actively operates in three segments in 2012 (see Note 13).

Recent Accounting Pronouncements

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

Note 4 - OPTIONS

Options issued have a ten-year life and were fully vested upon issuance. The option holder has no voting or dividend rights. The grant price was the market price at the date of grant. The Company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the date of grant stock option pricing.

Outstanding options by exercise price consisted of the following as of March 31, 2012.

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$4.16	50,000	5.75	$4.16	50,000	$4.16

Note 5 - COMPENSATED ABSENCES

Regulation 45 of the labor laws in the PRC entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 6 - INCOME TAXES

The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense recognized during the three months ended March 31, 2012 and 2011.

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

The US entity, China 3C is subject to the US federal income tax at a rate of 34%. The US entity does not conduct any operations and only incurs public company expenses, such as legal fees, accounting fees, investor relations expenses and filing fees. In the process of applying step one, we determined it is more likely than not that all of the Company’s deferred tax assets will not be realized. As of March 31, 2012, the US entity has incurred net accumulated operating losses of $3,771 for income tax purposes. As a result, $1,282 of valuation allowance was recorded to reduce the deferred tax asset to zero. The net change in valuation allowance was $90 and $239 for the three months ended March 31, 2012 and 2011, respectively for the US entity.

The PRC subsidiaries, Sanhe, Wang Da, Joy& Harmony, Yiwu and Zhejiang are subject to the PRC income tax at 25%. Jinhua is subject to PRC income tax using simplified tax system. During the three months ended March 31, 2012, the PRC subsidiaries incurred an adjusted net operating loss of $4,139. In applying step one, management believes these subsidiaries will continue to incur losses in the near future due to high market competition, slowing market demand, rising labor and fuel costs. We believe it is more likely than not that the subsidiaries will not be able to benefit from the deferred tax assets in association with the operating losses. The net change in valuation allowance was $1,035 and $935 for the three months ended March 31, 2012 and 2011, respectively for the PRC subsidiaries.

The components of deferred income tax assets and liabilities as of March 31, 2012 and December 31, 2011 are as follows:

	2012	2011
Deferred tax assets:
U.S. net operating losses	$90	$300
PRC net operating losses	1,035	12,939
Total deferred tax assets	1,125	13,239
Less valuation allowance	(1,125)	(13,239)
	$-	$-

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate for the three months ended March 31, 2012 and 2011 are as follows:

	2012	2011
(Credit) tax at US Statutory Rate	(34.0)%	(34.0)%
Tax rate difference	8.2%	6.6%
Other	1.1%	2.7%
Valuation allowance	25.8%	28.1%
Effective rate	1.1%	3.4%

Note 7 - COMMITMENTS

The Company leases office facilities under operating leases that terminate through 2014. Rent expense for the three months ended March 31, 2012 and 2011 was $101 and $127, respectively. The future minimum obligations under these agreements are as follows by years as of March 31, 2012:

2013	$360
2014	175
2015	57
$592

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

Statutory reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2012, the Company had allocated $11,543 to these non-distributable reserve funds.

Note 9 – DISCONTINUED OPERATIONS

In 2011, Sanhe closed all its 210 stores in stores. Joy & Harmony closed all its 196 stores in stores. Letong closed its direct retail and franchise operation. All three entities ceased operation as of December 31, 2011. Sanhe, Joy & Harmony and Letong will be legally dissolved in 2012. As such, Sanhe, Joy & Harmony and Letong met the conditions to be reported as discontinued operations in the financial statements, and accordingly, the results of operations have been reclassified for all periods to conform to the current period's presentation.

The following table summarizes the assets and liabilities of the discontinued operations as of March 31, 2012 and December 31, 2011 included in the Consolidated Balance Sheets:

	2012	2011
Cash	$138	$7,610
Accounts receivable, net	-	6,821
Inventories	-	3,482
Intercompany receivable	16,882	1,938
Advance to suppliers	-	458
Taxes receivable	-	708
Prepaid expenses and other assets	4	20
Property, plant and equipment	4	8
Goodwill	-	10,757
Total assets	17,028	31,802

Accounts payable	-	920
Accrued expenses	-	620
Income tax payable	3	30
Other payable	7	-
Allowance for bad debt	55	-
Intercompany payable	480	-
Total liabilities	545	1,570

Net assets	$16,483	$30,232

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations and Comprehensive Loss:

	2012	2011
Sales, net	$-	$21,062
Cost of sales	-	19,126
Gross profit	-	1,936
General and administrative expenses	618	3,654
Loss from discontinued operations	(618)	(1,718)
Other Income (Expense)	(632)	7
Loss before income taxes	(1,250)	(1,711)
Provision for income taxes	-	-
Net loss from discontinued operations, net of income tax	$(1,250)	$(1,711)

Note 10- OTHER COMPREHENSIVE INCOME

Other comprehensive income as included in stockholders’ equity for the three months ended March 31, 2012 and 2011, represents foreign currency translation adjustment.

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

Note 12 - MAJOR CUSTOMERS AND CREDIT RISK

During the three months ended March 31, 2012 and 2011, no single customer accounted for more than 10% of the Company’s sales or accounts receivable and no single vendor accounted for more than 10% of the Company’s purchases.

Note 13 -   SEGMENT INFORMATION

We separately operate and prepare accounting and other financial reports to management for three business organizations (Wang Da, Yiwu, and Jinhua). Each of the individual operating companies corresponds to different product groups.  Wang Da is mainly operating mobile phones, Yiwu is mainly operating office communication products. Jinhua provides logistics to businesses in Eastern China. Zhejiang’s operation is reported in “Other” segment. All segments are accounted for using the same principals as described in Note 2.

We identified five reportable segments required by ASC 280, “Segment Reporting”: (1) mobile phone, (2) office communication product, (4) Logistics.

The following tables present summarized information by segment:

	Three Months Ended March 31, 2012
	Mobile	Communication
	Phones	Products	Logistics	Other	Total
Sales, net	$5,242	$965	$1,506	$-	$7,713
Cost of sales	4,868	927	2,023	-	7,818
Gross profit (loss)	374	38	(517)	-	(105)
Loss from operations	$(1,227)	$(613)	$(763)	$(518)	$(3,121)

	Three Months Ended March 31, 2011
	Mobile	Communication
	Phones	Products	Logistics	Other	Total
Sales, net	$11,586	$4,243	$2,202	$-	$18,031
Cost of sales	10,798	3,844	2,294	-	16,937
Gross profit (loss)	788	399	(92)	-	1,117
Loss from operations	$(745)	$(345)	$(441)	$(993)	$(2,524)

Total assets by segment as of March 31, 2012 (unaudited) and December 31, 2011 are as follows:

	Mobile	Communication
	Phones	Products	Logistics	Other	Total
2012	$6,707	$3,181	$1,589	$353	$11,830
2011	$9,293	$4,046	$1,098	$777	$15,214

For the three months ended March 31, 2012, the enterprise-wide revenue derived from each group of products was as follows:

•	Mobile phones was $4,705, TVs $163, computers $234 and other accessories $140.
•	Office equipment was $965, including fax machines $462, telephones $111, printers $78, computers $242 and other accessories $69.
•	Logistics was $1,506.

For the three months ended March 31, 2011, the enterprise-wide revenue derived from each group of products was as follows:

•	Mobile phones was $11,586.
•	Office equipment was $4,243, including fax machines $2,478, telephones $777, printers $259, computers $385 and other accessories $344.
•	Logistics was $2,202.

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

On December 21, 2005, Capital became a wholly owned subsidiary of China 3C through a merger with a wholly owned subsidiary of the Company (the “Merger Transaction”). China 3C acquired all of the issued and outstanding capital stock of Capital pursuant to a Merger Agreement dated at December 21, 2005 by and among China 3C, XY Acquisition Corporation, Capital and the shareholders of Capital (the “Merger Agreement”). Pursuant to the Merger Agreement, Capital became a wholly owned subsidiary of China 3C and, for the Capital shares, China 3C issued 35,000,000 shares of its common stock to the shareholders of Capital, representing 93% of the capital stock of China 3C at that time and cash of $500. On August 15, 2007, we executed a series of contractual agreements between Capital and Zhejiang. The contractual agreements give Capital and its equity owners an obligation, and having ability to absorb, any losses, and rights to receive returns; however, these contractual agreements did not change the equity ownership of Zhejiang. We did not dispose Capital’s actual equity ownership of Zhejiang when we executed the contractual agreements. Capital entered into share-holding entrustment agreements with five individuals - Zhenggang Wang, Yimin Zhang, Huiyi Lv, Xiaochun Wang and Zhongsheng Bao to hold 35%, 20%, 20%, 15% and 10%, respectively, of the equity interest of Zhejiang on behalf of Capital on November 21, 2005. The entrustment agreements confirm that Capital is the actual owner of Zhejiang. Capital enjoys the actual shareholder’s rights and has the right to obtain any benefits received by the nominal holders. Zhenggang Wang is the CEO and shareholder of China 3C. Yimin Zhang, Huiyi Lv, Xiaochun Wang and Zhongsheng Bao have no other relationship with China 3C. No consideration was given to these individuals who held the equity of Zhejiang on behalf of Capital.

On August 3, 2006, Capital completed the acquisition of 100% of the equity of Sanhe for a combination of cash and stock transaction valued at $8,750 (consisting of 915,751 newly issued shares of the Company’s common stock and $5,000 in cash).

On November 28, 2006, Capital completed the acquisition of 100% of the equity of Joy & Harmony for a combination of cash and stock valued at $18,500 (consisting of 2,723,110 shares of the Company’s common stock and $7,500 in cash).

In 2009, Zhejiang started establishing direct electronic retail stores and franchise operation.

On July 6, 2009, Zhejiang and Yiwu acquired Jinhua, a company organized under the laws of the PRC. Zhejiang acquired 90% and Yiwu acquired 10% of the entire equity interests in Jinhua from the shareholders of Jinhua for RMB 120,000,000 ($17,500) in cash.

Yiwu, Wang Da, Sanhe and Joy & Harmony were engaged in the resale and distribution of third party products and generate approximately 100% of their revenue from resale of items such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPod, electronic dictionaries, CD players, radios, and audio systems. We sell and distribute products through retail stores and secondary distributors. We operate most of our retail operations through our “store in store” model. Under this model, the Company leases space in major department stores and retailers. Leasing costs can vary based on a percentage of sales, or can be fixed. In the three months ended March 31, 2012 and 2011, all of our stores in stores leases were variable based on sales. Following the acquisition of Jinhua, the Company began providing logistical services to businesses in addition to its traditional business of resale and distribution of third party products such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPods, electronic dictionaries, CD players, radios and audio systems.

During 2011, Zhejiang closed all direct stores and franchise stores. Sanhe closed all its 210 stores in stores. Joy & Harmony closed all its 196 stores in stores. All three entities ceased operation as of December 31, 2011. As a result, the Company focuses on distributing office appliances, mobile phones and digital products as well as providing logistic service.

Results of Operations for the Three months Ended March 31, 2012 and 2011

Reportable Operating Segments

The Company reports financial and operating information in the following three active segments:

a)	Yiwu

b)	Wang Da

c)	Jinhua

a)	Yiwu

Yiwu focuses on the selling, circulation and modern logistics of fax machines and cord phone products.

	Three Months Ended March 31,		Percentage
Yiwu	2012	2011	Change
Revenue	$965	$4,243	(77.6)%
Gross Profit	$38	$399	(90.5)%
Profit Margin	3.9%	9.4%	(5.5)%
Operating (Loss)	$(613)	$(345)	(77.7)%

For the three months ended March 31, 2012, Yiwu generated revenue of $965, a decrease of $3,278 or 77.6% compared to $4,243 for the three months ended March 31, 2011. The decrease was a result of lower market demand for office appliances and the closing of 67 stores in stores in the first quarter of 2012. In addition, Yiwu is transferring computer businesses to Wang Da, which also contributed to the decrease in revenue.

Gross profit decreased $361 or 90.5% from $399 for the three months ended March 31, 2011 to $38 for the three months ended March 31, 2012. Profit margin decreased 5.5% from 9.4% in the three months ended March 31, 2011 to 3.9% in the three months ended March 31, 2012. The decrease was a result of increased promotion events in the first quarter of 2012. Yiwu is planning to exit the office appliances market. As a result, Yiwu had clearance sales in the first quarter of 2012 which caused gross profit margin to decrease.

Operating loss was $613 for the three months ended March 31, 2012, an increase of $268 or 77.7% compared to $345 for the three months ended March 31, 2011. Operating loss increased primarily due to decreased sales and gross profit.

b)	Wang Da

Wang Da focuses on the selling, circulation and modern logistics of cell phones, cell phones products, and digital products, including digital cameras, digital camcorders, PDAs, flash disks, and removable hard disks.

	Three Months Ended March 31,		Percentage
Wang Da	2012	2011	Change
Revenue	$5,242	$11,586	(54.8)%
Gross Profit	$374	$788	(52.5)%
Profit Margin	7.1%	6.8%	0.3%
Operating (Loss)	$(1,227)	$(745)	(64.7)%

For the three months ended March 31, 2012, Wang Da generated revenue of $5,242, a decrease of $6,344 or 54.8% compared to $11,586 for the three months ended March 31, 2011. The decrease in revenue was primarily due to the closing of 75 stores in stores during the first quarter of 2012.

Gross profit decreased $414 or 52.5% from $788 for the three months ended March 31, 2011 to $374 for the three months ended March 31, 2012. Profit margin increased slightly from 6.8% in the three months ended March 31, 2011 to 7.1% in the three months ended March 31, 2012, an increase of 0.3%.  The decrease in gross profit was a result of decrease in sales.

Operating loss was $1,227 for the three months ended March 31, 2012, an increase of $482 or 64.7% compared to $745 for the three months ended March 31, 2011. Operating loss increased primarily due to lower gross profit and higher bad debt expenses.

c)	Jinhua

Jinhua provides transportation service to business and transports freight, including electronics, machinery and equipment, metal products, chemical materials, garments and handicraft goods, in more than 20 cities in Eastern China. Its transportation services cover many of the most developed cities in Eastern China such as Shanghai, Hangzhou and Nanjing.

	Three Months Ended March 31,		Percentage
Jinhua	2012	2011	Change
Revenue	$1,506	$2,202	(31.6)%
Gross Profit (Loss)	$(517)	$(92)	(462.0)%
Profit Margin	(34.3)%	(4.2)%	(30.2)%
Operating (Loss)	$(763)	$(441)	(73.0)%

Revenue decreased 31.6% from $2,202 in the three months ended March 31, 2011 to $1,506 in 2012, a decrease of $696. Revenue decreased primarily due to Jinhua’s distribution center in Yiwu city is under Government’s compulsory relocation. However, the new logistic center built by the government is still under construction and not ready for use. As a result, we used a temporary distribution center for operations. This affected Jinhua’s operations and caused Jinhua’s revenue to decrease. Profit margin decreased 30.2% from (4.2)% in the three months ended March 31, 2011 to (34.3)% in 2012 primarily due to the increased fuel cost and toll charges. Operating losses increased primarily due to decreased profit margin. Higher operating expenses, in particular, labor costs also caused operating losses to increase.

Net Sales

Net sales for the three months ended March 31, 2012 decreased by 57.7%, to $7,713 compared to $18,031 for the three months ended March 31, 2011. The decrease was attributable to the increased competition in the electronics market in China as well as the closing of 142 stores in the first quarter 2012.

Percentage of sales

In the first quarter of 2012 and 2011, we earned 68.7% of our sales from our retail and 31.3% from our wholesale operations.

Percentage of sales from retail and wholesale operations for each segment is as follows:

	Yiwu	Wang Da	Total
Retail	60.9%	76.4%	68.7%
Wholesale	39.1%	23.6%	31.3%

Cost of Sales

Cost of sales (“COS”) for the three months ended March 31, 2012 was $7,818 compared to $16,937 for the three months ended March 31, 2011, a decrease of 54.8%. The decreased COS for the three months was a result of the decrease in sales from the comparable period. In addition, higher fuel cost and higher cost of consumer electronics also contributed to the increased cost of sales.

Gross profit (loss)

Gross loss for the three months ended March 31, 2012 was $(105) compared to gross profit of 1,094 for the three months ended March 31, 2011, a decrease of 109.6%. The decreased gross profit for the three months was due to lower sales.

Profit Margin

Profit margin for the three months ended March 31, 2012 was (1.4)% compared to 6.1% for the three months ended March 31, 2011. The lower profit margin was primarily due to the decreased unit sales prices of consumer and business electronics in the competitive market in China. In addition, international brand name electronics represented a higher percentage of sales in the first three months of 2012 compared to 2011. The increased sales of brand name electronics led to lower profit margin since brand name electronics have lower profit margins compared to domestic products. For the logistics segment, the decrease in profit margin was primarily due to increased fuel cost.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the three months ended March 31, 2012 were $3,016 or 39.1% of net sales, compared to $3,618 or 20.1% of net sales for the three months ended March 31, 2011, an increase of 19.0% of sales. The increase in G&A expenses for the first quarter was primarily due to an increase in labor cost and higher bad debt expenses.

Operating Loss from Continuing Operations

Operating loss for the three months ended March 31, 2012 was $3,121 or (40.5)% of net sales compared to $2,524 or 14.0% of net sales for the three months ended March 31, 2011, an increase of 24.8%. Lower sales, lower gross profit as well as increased operating expenses were the key factors for the increase in loss from operations during the three months ended March 31, 2012 compared to 2011.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2012 was $38 compared to $91 for the three months ended March 31, 2011. Jinhua was the only entity paying income taxes, even though it had operating losses. This was due to Jinhua using the simplified tax system.

Net Loss from Continuing Operations

Net loss was $3,529 or (45.8)% of net sales for the three months ended March 31, 2012 compared to $2,748 or (15.2)% of net sales for the three months ended March 31, 2011, a decrease of 29.6%. Decreased sales revenue, lower gross profit and higher operating expenses were the critical factors which contributed to the decrease in net income.

Net Loss from Discontinued Operations

Net loss from discontinued operations for the three months ended March 31, 2012 was $(1,250) compared to $(1,711) for 2011, a decrease of $461.

Net Loss

Net loss was $4,779 or (62.0)% of net sales for the three months ended March 31, 2012 compared to $4,459 or (24.7)% of net sales for the three months ended March 31, 2011, a decrease of 7.2%. The increase in net loss was primarily due to lower sales revenue and gross profit.

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

	Three months ended March 31,
	2012	2011
RMB/$ exchange rate at period end	0.1584	0.1527
Average RMB/$ exchange rate for the periods	0.1588	0.1522

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated results of operations. As a result of the translation, China 3C recorded a foreign currency gain of $94 in the first quarter 2012 and $246 in 2011, which is a separate line item on the Statements of Operations.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations. Cash and equivalents were $4,123 at March 31, 2012, compared to $5,778 at December 31, 2011.

Our cash flows for the three month periods are summarized as follows:

	March 31,
	2012	2011
Net cash used in operating activities	$(1,695)	$(8,248)
Effect of exchange rate change on cash and equivalents	40	380
Net decrease in cash and equivalents	(1,655)	(7,868)
Cash and equivalents at beginning of period	5,778	26,249
Cash and equivalents at end of period	$4,123	$18,381

Operating Activities

Net cash used in operating activities was $1,695 for the three months ended March 31, 2012 compared to $8,248 for the three months ended March 31, 2011, a 79.5% decrease.  Net cash used in operating activities was mainly attributable to several factors, including (i) net loss of $4,779; (ii) decrease in accounts receivable of $6,237; (iii) decrease in advance to suppliers of $1,046, (iv) decrease in accounts payable and accrued expenses of $4,362, offset by the add back of stock compensation of $141.

	Three months ended March 31,
	2012	2011	Percentage Change

Sales, Net	$7,713	$18,031	(57.2)%

Accounts receivable	$3,807	$9,967	(61.8)%

Accounts receivable decreased 61.8% in the first quarter of 2012 while sales decreased 57.2%. The change in accounts receivable is in line with the change in sales. Management monitors and periodically assesses the collectability of accounts receivable to ensure the allowance for bad debts account is reasonably estimated. Collection of accounts receivable is based on the terms of legal binding documents. Our accounts receivable department has periodically reviewed the allowance for doubtful accounts. The bad debts allowance is based on the aging of receivables, credit history and credit quality of the customers, the term of the contracts as well as the balance outstanding. If an account receivable item is considered probable to be uncollectible, it will be charged to bad debts immediately.

Cash and equivalents as of March 31, 2012 and December 31, 2011 were solely bank accounts in US and China. Specifically, cash and equivalents for each subsidiary as of March 31, 2012 and December 31, 2011 included:

(all amounts are denominated at thousands)

Name of Entities	Region	Currency	March 31, 2012	December 31, 2011
China 3C Group	US entity	USD	1	26
Zhejiang	Chinese entity	RMB	2,070	4,847
Yiwu	Chinese entity	RMB	7,552	4,611
Wang Da	Chinese entity	RMB	8,194	20,182
Jinhua	Chinese entity	RMB	7,331	2,852

Cash equivalents held in the PRC subsidiaries are not freely transferrable outside the country. The amounts not freely transferable as of March 31, 2012 and December 31, 2011 were RMB 26,015 ($4,122) and RMB 36,541 ($5,752).

 Capital Expenditures

We did not have any capital expenditure for the first three months of 2012 and 2011.

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

Tabular Disclosure of Contractual Obligations

Not applicable.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures as of March 31, 2012, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal controls identified in our Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of 2012 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the Risk Factors previously disclosed in the Company’s Form 10-K for its year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Document Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA 3C GROUP

Date: May 15, 2012	By:	/s/ Zhenggang Wang
Name: Zhenggang Wang
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Weiping Wang
Name: Weiping Wang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed Herewith

