Form 10-K/A
period 2010-12-31
China 3C Group
filed 2012-06-04
CIK 1076784

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

EXPLANATORY NOTE

This Amendment No. 2 to our Annual Report on Form 10-K/A ("Form 10-K/A") is being filed to amend our Annual Report on 10-K for the year ended December 31, 2010 ("Form 10-K"), which was originally filed with the Securities and Exchange Commission (the "SEC") on May 18, 2011, as amended on March 23, 2012. We are filing this Amendment No. 2 to include disclosure consistent with comments received by the SEC. We are amending and restating Items 1, 7, 8, 9 and 15 in this Form 10-K/A.

Below is a summary of these errors and the related corrections:

•	The Company amended Item 1 to clarify the fact that Capital did not sell its equity ownership in Zhejiang upon executing the contractual agreements in 2007. Capital remains as the owner of 100% equity of Zhejiang through shareholding entrustment agreements.

•	The Company reclassified fees paid to department stores from a contra revenue account to selling, general and administrative expenses. The amount of $9,740, $10,505 and $12,687 were previously classified in contra-revenue account as a deduction to net sales for the year ended December 31, 2010, 2009 and 2008. The Company moved the amount to selling expenses, and it is reported as selling, general and administrative expenses in the statement of operations and comprehensive loss. The reclassification caused a $9,740 increase in net sales from $148,354 to $158,094 and a corresponding increase of $9,740 in Selling, general and administrative expenses from $32,523 to $42,263 in 2010; a $10,505 increase in net sales from $208,489 to $218,994 and a corresponding increase of $10,505 in Selling, general and administrative expenses from $21,621 to $32,126 in 2009; and a $12,687 increase in net sales from $310,644 to $323,331 and a corresponding increase of $12,687 in Selling, general and administrative expenses from $14,132 to $26,819 in 2008. The gross profit increased $9,740, $10,505 and $12,687 respectively in 2010, 2009 and 2008. The income (loss) from operations and net income (loss) remained unchanged. The impact of the restatement was limited to the presentation of the consolidated statements of operations and comprehensive income (loss). The consolidated balance sheets, the consolidated statements of stockholders’ equity and the related consolidated statements of cash flows remained unaffected. See changes in Item 15.

•	The restatement above also affected the disclosure of segment reporting. As a result, we have amended Note 13 - SEGMENT INFORMATION and ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

•	The Company amended Item 9 revising our conclusions on the effectiveness of disclosure controls and procedures and internal control over financial reporting to “ineffective.”

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Amendment No. 2 contains new certifications by our Chief Executive Officer and our Chief Financial Officer, filed as exhibits hereto.

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

Financial information about our segments is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 13, Segment Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K/A.

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

Part II

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

On December 21, 2005, CFDL became a wholly owned subsidiary of China 3C through a merger with a wholly owned subsidiary of the Company (the “Merger Transaction”). China 3C acquired all of the issued and outstanding capital stock of CFDL pursuant to a the Merger Agreement dated December 21, 2005 by and among China 3C, XY Acquisition Corporation, CFDL and the shareholders of CFDL (the “Merger Agreement”). Pursuant to the Merger Agreement, CFDL became a wholly owned subsidiary of China 3C and, in exchange for the CFDL shares, China 3C issued 35,000,000 shares of its common stock to the shareholders of CFDL, representing 93% of the issued and outstanding capital stock of China 3C at that time and cash of $500. On August 15, 2007, we executed a series of contractual agreements between Capital and Zhejiang. The contractual agreements give Capital and its equity owners an obligation, and having ability to absorb, any losses, and rights to receive returns; however, these contractual agreements did not change the equity ownership of Zhejiang. We did not dispose Capital’s actual equity ownership of Zhejiang when we executed the contractual agreements. Capital entered into share-holding entrustment agreements with five individuals: Zhenggang Wang, Yimin Zhang, Huiyi Lv, Xiaochun Wang and Zhongsheng Bao to hold 35%, 20%, 20%, 15% and 10%, respectively, of the equity interest of Zhejiang on behalf of Capital on November 21, 2005. The entrustment agreements confirm that CFDL is the actual owner of Zhejiang. CFDL enjoys the actual shareholder rights and has the right to obtain any benefits received by the nominal holders. Zhenggang Wang is the CEO and shareholder of China 3C Group. Yimin Zhang, Huiyi Lv, Xiaochun Wang and Zhongsheng Bao have no other relationship with China 3C Group. No consideration was given to these individuals who held the equity of Zhejiang on behalf of CFDL.

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

Results of Operations

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

Reportable Operating Segments

The Company reports financial and operating information in the following five segments:

a)	Yiwu Yong Xin Telecommunication Company, Limited or “Yiwu”

b)	Hangzhou Wang Da Electronics Company, Limited or “Wang Da”

c)	Hangzhou Sanhe Electronic Technology Limited or “Sanhe”

d)	Shanghai Joy & Harmony Electronics Company Limited or “Joy & Harmony”

e)	Jinhua Baofa Logistic Limited or “Jinhua”

a)	Yiwu Yong Xin Telecommunication Company, Limited or “Yiwu”

Yiwu focuses on the selling, circulation and modern logistics of fax machines and cord phone products.

All amounts, except percentage of revenues, in thousands of US dollars.

	Year Ended December 31,		Percentage
Yiwu	2010	2009	Change
Revenue (restated)	$20,251	$44,375	(54.4)%
Gross Profit (restated)	$2,328	$5,129	(54.6)%
Gross Margin (restated)	11.5%	11.6%	(0.1)%
Operating (Loss)	$(2,456)	$(612)	(301.3)%

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

All amounts, except percentage of revenues, in thousands of US dollars.

	Year Ended December 31,		Percentage
Wang Da	2010	2009	Change
Revenue (restated)	$43,801	$58,744	(25.4)%
Gross Profit (restated)	$3,728	$6,600	(43.5)%
Gross Margin (restated)	8.5%	11.2%	(2.7)%
Operating (Loss)	$(3,156)	$(262)	(1,104.6)%

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

All amounts, except percentage of revenues, in thousands of US dollars.

	Year Ended December 31,		Percentage
Sanhe	2010	2009	Change
Revenue (restated)	$42,427	$53,385	(20.5)%
Gross Profit (restated)	$4,426	$8,627	(48.7)%
Gross Margin (restated)	10.4%	16.2%	(5.8)%
Operating (Loss)	$(5,469)	$(741)	(638.1)%

For the year ended December 31, 2010, Sanhe generated revenue of $42,427, a decrease of $10,958 or 20.5% compared to $53,385for the year ended December 31, 2009. Gross profit decreased $4,201 or 48.7% from $8,627 for the year ended 2009 to $4,426 for the year ended 2010. The decrease in revenue was primarily due to the shrinking market in DVD players and small home electronics as well as the closing of 11 stores in 2010. Operating losses was $5,469 in 2010, increased $4,728 or 638.1% compared to $741 in 2009. The increase in operating losses was primarily a result of non-cash goodwill impairment charge of $1,347, higher labor cost and management fees paid to department stores as a percentage of sales.

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

All amounts, except percentage of revenues, in thousands of US dollars.

	Year Ended December 31,		Percentage
Joy & Harmony	2010	2009	Change
Revenue (restated)	$40,247	$56,660	(29.0)%
Gross Profit (restated)	$5,460	$9,421	(42.0)%
Gross Margin (restated)	13.6%	16.6%	(3.0)%
Operating Income (Loss)	$(11,395)	$1,012	(1,226.0)%

For the year ended December 31, 2010, Joy & Harmony generated revenue of $40,247, a decrease of $16,413 or 29.0% compared to $56,660 for the year ended December 31, 2009. Gross profit decreased $3,961 or 42.0% from $9,421 for the year ended 2009 to $5,460 for the year ended 2010. The decrease in revenue was primarily due to a more competitive consumer electronics market as well as closing of 22 stores in 2010. The number of electronics stores located in the area where Joy & Harmony’s stores are located has increased in 2010. In addition, many small manufacturers closed down and large manufacturers raised the price of consumer electronics, which forced Joy & Harmony to discontinue some of its products. This caused sales to decline. Operating losses was $11,395 in 2010, a decrease of $12,407 or 1,226.0% compared to operating income of $1,012 in 2009, the decrease was primarily due to the non-cash goodwill impairment loss of $8,243 and an increase in management fees paid to department stores.

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

All amounts, except percentages of revenues, are in thousands of US dollars.

Jinhua	Year Ended December 31, 2010	For the period from July 1 to December 31, 2009
Revenue	$10,691	$5,573
Gross Profit	$1,402	$1,713
Gross Margin	13.1%	30.7%
Operating Income (Loss)	$(1,448)	$1,098

Gross margin decreased 17.6% from 30.7% in 2009 to 13.1% in 2010 primarily due to the increased fuel cost. Operating income decreased primarily due to decreased gross margin. Higher operating expenses, in particular, also caused operating income to decrease. The labor cost of Jinhua increased 30% or $1,080 in 2010 due to the mandated government policy as well as higher inflation.

Net sales

Net sales for 2010 totaled $158,094 (restated), a year-over-year decrease of $60,900 or 27.8% compared to $218,994 (restated) for 2009. The decrease was attributable to the closing of 107 stores in stores in 2010 as well as the increased competition in the electronics market in China.

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

General and Administrative Expenses

General and administrative (“G&A”) expenses for 2010 totaled $42,263 (restated), or 26.7% of net sales, compared to $32,126 (restated), or 14.7% of net sales for 2009. G&A expenses increased 31.6% primarily due to a 16.4% increase in labor cost, increase in management fees paid to department stores and goodwill impairment of $9,591 charged in 2010.

Income (Loss) from Operations

Operating loss for 2010 was $24,837, or (15.7)% of net sales compared to $608, or (0.3)% of net sales for 2009. Declined sales and gross margin and increased general and administration expenses led to the decline in income from operations.

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

Net Income (loss)

Net loss was $(24,927) or (15.8)% of net sales for 2010 compared to $1,213 or (0.6) % of net sales for 2009. Net income decreased primarily due to a decrease in sales and gross margin and an increase in general administration expenses.

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

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

The Company reports financial and operating information in the following five segments:

a)	Yiwu Yong Xin Telecommunication Company, Limited or “Yiwu”

b)	Hangzhou Wang Da Electronics Company, Limited or “Wang Da”

c)	Hangzhou Sanhe Electronic Technology Limited or “Sanhe”

d)	Shanghai Joy & Harmony Electronics Company Limited or “Joy & Harmony”

e)	Jinhua Baofa Logistic Limited or “Jinhua”

a)	Yiwu Yong Xin Telecommunication Company, Limited or “Yiwu”

Yiwu focuses on the selling, circulation and modern logistics of fax machines and cord phone products.

All amounts, except percentage of revenues, in thousands of US dollars.

	Year Ended December 31,		Percentage
Yiwu	2009	2008	Change
Revenue (Restated)	$44,375	$63,370	(30.0)%
Gross Profit (Restated)	$5,129	$9,978	(48.6)%
Gross Margin (Restated)	11.6%	15.8%	(4.2)%
Operating Income (Loss)	$(612)	$7,615	(108.0)%

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

All amounts, except percentage of revenues, in thousands of US dollars.

	Year Ended December 31,		Percentage
Wang Da	2009	2008	Change
Revenue (Restated)	$58,744	$102,935	(42.9)%
Gross Profit (Restated)	$6,600	$16,313	(59.5)%
Gross Margin (Restated)	11.2%	15.9%	(4.7)%
Operating Income (Loss)	$(262)	$11,527	(102.3)%

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

All amounts, except percentage of revenues, in thousands of US dollars.

	Year Ended December 31,		Percentage
Sanhe	2009	2008	Change
Revenue (Restated)	$53,385	$70,243	(24.0)%
Gross Profit (Restated)	$8,627	$12,444	(30.7)%
Gross Margin (Restated)	16.2%	17.7%	(1.5)%
Operating Income (Loss)	$(741)	$7,509	(109.9)%

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

All amounts, except percentage of revenues, in thousands of US dollars.

	Year Ended December 31,		Percentage
Joy & Harmony	2009	2008	Change
Revenue (Restated)	$56,660	$74,096	(23.5)%
Gross Profit (Restated)	$9,421	$9,906	(57.1)%
Gross Margin (Restated)	16.6%	13.4%	3.2%
Operating Income	$1,012	$7,406	(86.3)%

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

Net sales

Net sales for 2009 totaled $218,994 (restated), representing a year-over-year decrease of 29.5% compared to $323,331 (restated) for 2008. The decrease was attributable to the closing of 101 stores in stores in 2009 as well as the negative effect of global economic slowdown.

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

Gross Profit Margin

Gross profit margin in 2009 decreased to 14.4% (restated) compared to 19.0% (restated) in 2008. The gross profit margin decrease was mainly attributed to the fact that many small manufacturers of computers, communication and consumer products exited the market and current manufacturers raised the cost of goods due to the global economic slowdown. The decrease in gross margin was also due to the increase in sales rebate paid to suppliers.

Because the Company does not include the costs related to its distribution network in cost of sales, its gross profit and gross profit as a percentage of net sales (“gross profit margin”) may not be comparable to those of other retailers that may include all costs related to their distribution network in cost of sales and in the calculation of gross profit and gross margin.

General and Administrative Expenses

G&A expenses for 2009 totaled $32,126 (restated), or 14.7% of net sales, compared to $26,819 (restated), or 8.3% of net sales for 2008. G&A expenses as a percentage of net sales increased 6.4% due to salary increase of $4,600 in 2009 compared to 2008, additional $1,116 G&A expenses due to acquisition of Jinhua, increase in management fee and additional expenses in relation to the new direct stores and franchise stores.

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

(5) with respect to net sales per square foot each year and how we treat changes in square footage, this depends on the materiality of the impact on sales per square foot as a result of an increase or decrease in square footage. By way of example only, if a store with an area of 130 square feet had sales of $14,000 per month in 2006, which results in approximately $108 in sales per square foot. In 2007, if the same store increased the area of operation to 140 square feet and had sales of $16,000 per month that would result in approximately $114 in sales per square foot. We would deem the $6 increase in sales per square foot to be immaterial.  Accordingly, in this case, we will use the area of 130 square feet to compare same store sales, and the additional 10 square feet will be ignored in the calculation of same store sales;

We consider changes in store square footage of more than 30% to be material. Stores that undergo such changes will not be accounted for as “comparable stores” because the change is too significant;

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

(amounts in thousands of US dollars)

	Three Months Ended
	12/31/2010	9/30/2010	6/30/2010	3/31/2010	12/31/2009	9/30/2009	6/30/2009	3/31/2009
Sales, net (restated)	$39,929	$37,380	$38,727	42,058	$40,925	$45,286	$53,006	$79,777

Cost of sales	36,004	33,725	33,506	37,433	35,075	39,942	45,106	67,353
Gross profit (loss) (restated)	3,925	3,655	5,221	4,625	5,850	5,344	7,900	12,424

General and administrative expenses (restated)	22,855	6,146	6,787	6,474	10,694	6,952	6,629	7,851
Income (loss) from operations	(18,931)	(2,491)	(1,566)	(1,849)	(4,844)	(1,608)	1,271	4,573

Other Income (Expense)
Interest income	31	24	22	25	26	29	25	29
Other income (expense)	(28)	(75)	(41)	4	(20)	(27)	10	37
Total Other Income (Expense)	3	(51)	(19)	29	6	2	35	66
Income (loss) before income taxes	(18,928)	(2,542)	(1,585)	(1,820)	(4,838)	(1,606)	1,306	4,639

Provision for income taxes	(202)	64	83	107	(1,021)	144	392	1,199

Net income (loss)	$(18,726)	$(2,606)	$(1,668)	(1,927)	$(3,817)	$(1,750)	$914	$3,440

Net income (loss) per share:
Basic & diluted	$(0.34)	$(0.05)	$(0.03)	(0.03)	$(0.07)	$(0.03)	$0.01	$0.07

Weighted average number of shares outstanding:
Basic	54,831	54,831	54,831	54,831	54,831	53,931	53,931	52,834
Diluted	54,831	54,831	54,831	54,831	54,831	53,931	53,931	52,834

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

Financing Activities

There was no cash used in financing activities in 2010, 2009 and 2008.

Financing activities	2010	2009	2008
Net cash (used) in financing activities	$-	$-	$-

Net change in cash and equivalents

	2010	2009	2008
Net change in cash and equivalents	$(3,659)	$(2,250)	$7,205

Cash and equivalents

	2010	2009	2008
Cash and equivalents	$26,249	$29,908	$32,158

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). ICFR refers to the process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“US GAAP”) and includes those policies and procedures that:

1.  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our ICFR based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, and due to the material weakness described below, management concluded that our ICFR was not effective as of December 31, 2010.

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, ICFR may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of June 2012.

CHINA 3C GROUP

/s/ Zhenggang Wang
Zhenggang Wang
Chief Executive Officer and Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ Zhenggang Wang		June 4, 2012
Zhenggang Wang	Chief Executive Officer and
Chairman (Principal Executive
Officer)

/s/ Xinchuan Kong
Xinchuan Kong	President	June 4, 2012

/s/ Weiping Wang
Weiping Wang	Chief Financial Officer (Principal	June 4, 2012
Accounting and Financial Officer)

/s/ Chenghua Zhu
Chenghua Zhu	Director	June 4, 2012

/s/ Mingjun Zhu
Mingjun Zhu	Director	June 4, 2012

/s/ Rongjin Weng
Rongjin Weng	Director	June 4, 2012

/s/ Wei Kang Gu
Wei Kang Gu	Director	June 4, 2012

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

CHINA 3C GROUP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share amounts)

	2010	2009	2008
	(Restated)	(Restated)	(Restated)
Net sales	$158,094	$218,994	$323,331
Cost of sales	140,668	187,476	262,003
Gross profit	17,426	31,518	61,328
Selling, general and administrative expenses	42,263	32,126	26,819
Income from operations	(24,837)	(608)	34,509
Other (income) expense
Interest income	(102)	(109)	(146)
Other income	(5)	(163)	(1,150)
Other expense	145	163	360
Total other (income) expense	38	(109)	(936)

Income (loss) before income taxes	(24,875)	(499)	35,445
Provision for income taxes	52	714	8,611
Net income (loss)	$(24,927)	$(1,213)	$26,834
Foreign currency translation adjustments	1,526	(92)	3,400
Comprehensive income (loss)	$(23,401)	$(1,305)	$30,234

Net income (loss) available to common shareholders per share:
Basic and Diluted	$(0.45)	$(0.02)	$0.51

Weighted average shares outstanding:
Basic and Diluted	54,831,327	53,867,890	52,673,938

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

The components of deferred income tax assets and liabilities as of December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Deferred tax assets:
U.S. net operating losses	$172	$349	$226
PRC net operating losses	5,990	240	-
Total deferred tax assets	6,162	589	226
Less valuation allowance	(6,162)	(589)	(226)
	$-	$-	$-

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate is as follows for 2010, 2009 and 2008.

	2010	2009	2008
(Credit) tax at US Statutory Rate	(34.0)%	(34.0)%	34.0%
Tax rate difference	8.6%	9.0%	(9.0)%
Non deductible expense-impairment loss	9.6	-	-
Other	0.1	-	-
Valuation allowance	15.5%	(118.1)%	(1.0)%
Effective rate	0.2%	(143.1)%	24.0%

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

The following tables present summarized information by segment (in thousands):

	Year Ended December 31, 2010
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
Sales, net (restated)	$43,801	$42,427	$20,251	$40,247	$10,691	$677	$158,094
Cost of sales	40,073	38,001	17,923	34,787	9,289	595	140,668
Gross profit (restated)	3,728	4,426	2,328	5,460	1,402	82	17,426
Loss from operations	(3,156)	(5,469)	(2,456)	(11,395)	(1,448)	(913)	(24,837)
Total assets	10,993	14,988	9,967	18,536	15,837	2,810	73,131

	Year Ended December 31, 2009
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
Sales, net (restated)	$58,744	$53,385	$44,375	$56,660	$5,573	$257	$218,994
Cost of sales	52,144	44,758	39,246	47,239	3,860	229	187,476
Gross profit (restated)	6,600	8,627	5,129	9,421	1,713	28	31,518
Income (loss) from operations	(262)	(741)	(612)	1,012	408	(413)	(608)
Total assets	13,761	17,379	12,353	30,271	19,268	1,364	94,396

In 2010, the enterprise-wide revenue derived from each group of products was as follows:

•	Mobile phones was $43,801.
•	Office equipments was $20,251, including fax machine $14,017, telephones $3,531, printers $1,864 and other accessories $839.
•	Home electronics was $42,427, including DVD players $5,704, Stereo $3,457, TV $15,564 and other small home electronics $ 17,702.
•	Consumer electronics was $40,247, including MP3/MP4 $33,653, Radio $1,148, CD player $1,555, GPS $2,859 and other products $1,032.
•	Logistics was $10, 691.
•	Other was $677.

In 2009, the enterprise-wide revenue derived from each group of products was as follows:

•	Mobile phones was $58,744.
•	Office equipments was $ 44,375, including fax machine $22,997, telephones $10,599, printers $5,294 and other accessories $5,485.

•	Home electronics was $53,385, including DVD players $9,817, Stereo $5,372, TV $16,738 and other small home electronics $ 21,458.
•	Consumer electronics was $56,660, including MP3/MP4 $44,919, Radio $1,690, CD player $3,633, GPS $4,073 and other products $2,345.
•	Logistics was $5,573.
•	Other was $257.

Note 14 - RESTATEMENT OF CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

China 3C operates most of its retail operations through “store in store” model. Under this model, the Company leases space in major department stores and retailers. The Company does not pay the department stores fixed leasing costs. Instead, China 3C deducts a percentage of sales each month as compensation to the department stores. China 3C records such costs as “sales discount” as a deduction from net sales.

In response to the SEC comments of December 19, 2011, the Company reviewed “sales discount” and determined they should be reclassified as management fees. As a result, we reclassified “sales discount” from a contra revenue account to management fees as part of the selling, general and administrative expenses. $9,740, $10,505 and $12,687 were previously classified in contra-revenue account as a deduction to net sales for the year ended December 31, 2010, 2009 and 2008.  The Company moved the amount to selling expenses, and it is reported as selling, general and administrative expenses in the statement of operations and comprehensive income (loss).  The reclassification caused a $9,740 increase in net sales from $148,354 to $158,094 and a corresponding increase of $9,740 in Selling, general and administrative expenses from $32,523 to $42,263 in 2010; a $10,505 increase in net sales from $208,489 to $218,994 and a corresponding increase of $10,505 in Selling, general and administrative expenses from $21,621 to $32,126 in 2009; and a $12,687 increase in net sales from $310,644 to $323,331 and a corresponding increase of $12,687 in Selling, general and administrative expenses from $14,132 to $26,819 in 2008.  The gross profit increased $9,740, $10,505 and $12,687 respectively in 2010, 2009 and 2008. The loss from operations and net loss remained unchanged.  The impact of the restatement was limited to the presentation of the consolidated statements of operations and comprehensive income (loss). The consolidated balance sheets, the consolidated statements of stockholders’ equity and the related consolidated statements of cash flows remained unaffected.

The table below summarizes the restatement changes to the consolidated statements of operations and comprehensive income (loss):

	2010	2010
	(as reported)	(as restated)	Change
Net sales	$148,354	$158,094	$9,740
Gross profit	7,686	17,426	9,740
Selling, general and administrative expenses	32,523	42,263	9,740

	2009	2009
	(as reported)	(as restated)	Change
Net sales	$208,489	$218,994	$10,505
Gross profit	21,013	31,518	10,505
Selling, general and administrative expenses	21,621	32,126	10,505

	2008	2008
	(as reported)	(as restated)	Change
Net sales	$310,644	$323,331	$12,687
Gross profit	48,641	61,328	12,687
Selling, general and administrative expenses	14,132	26,819	12,687

