Form 10-Q/A
period 2011-03-31
China 3C Group
filed 2012-06-04
CIK 1076784

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A ("Form 10-Q/A") is being filed to amend our Quarterly Report on 10-Q for the period ended March 31, 2011 ("Form 10-Q"), which was originally filed with the Securities and Exchange Commission (the "SEC") on June 11, 2011. We are filing this amendment to include disclosure consistent with comments received by the SEC. We are amending and restating Items 1, 2, and 4 in this Form 10-Q/A.

Below is a summary of these errors and the related corrections:

•	The Company reclassified fees paid to department stores from a contra revenue account to selling, general and administrative expenses. The amount of $1,206 and $1,260 were previously classified in contra-revenue account as a deduction to net sales for the three months ended March 31, 2011 and 2010. The Company moved the amount to selling expenses, and it is reported as selling, general and administrative expenses in the statement of operations and comprehensive loss. The reclassification caused a $1,206 increase in net sales from $37,887 to $39,093 and a corresponding increase of $1,206 in Selling, general and administrative expenses from $6,065 to $7,271 in the first quarter 2011; a $1,260 increase in net sales from $40,798 to $42,058 and a corresponding increase of $1,260 in Selling, general and administrative expenses from $5,214 to $6,474 in the first quarter 2010. The gross profit increased $1,206 and $1,260 respectively in the first quarter 2011 and 2010. The loss from operations and net loss remained unchanged. The impact of the restatement was limited to the presentation of the consolidated statements of operations and comprehensive income (loss). The consolidated balance sheets, the consolidated statements of stockholders’ equity and the related consolidated statements of cash flows remained unaffected. See changes in Item 1.

•	The Company amended Item 1 and 2 to clarify the fact that Capital did not sell its equity ownership in Zhejiang upon executing the contractual agreements in 2007. Capital remains as the owner of 100% equity of Zhejiang through shareholding entrustment agreements.

•	The restatement above also affected the disclosure of segment reporting. As a result, we have amended Item 1, Note 15 - SEGMENT INFORMATION and Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

•	The Company amended Item 4 revising our conclusions on the effectiveness of disclosure controls and procedures to “ineffective.”

In addition, this Form 10-Q/A contains new certifications by our Chief Executive Officer and our Chief Financial Officer, filed as exhibits hereto.

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

CHINA 3C GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

THREE MONTHS ENDED MARCH 31, 2011 and 2010 (UNAUDITED)

(in thousands)

	2011 (restated)	2010 (restated)
Net sales	$39,093	$42,058
Cost of sales	36,063	37,433
Gross profit	3,030	4,625
Selling, general and administrative expenses	7,271	6,474
Loss from operations	(4,241)	(1,849)

Other (income) expense
Interest income	(20)	(25)
Other income	(1)	(4)
Other expense	149	-
Total other (income) expense	128	(29)

Loss before income taxes	(4,369)	(1,820)
Provision for income taxes	90	107
Net loss	$(4,459)	$(1,927)
Foreign currency translation adjustments	246	8
Comprehensive loss	$(4,213)	$(1,919)

Net loss available to common shareholders per share:
Basic and Diluted	$(0.08)	$(0.04)

Weighted average shares outstanding:
Basic and Diluted	58,511,327	53,374,016

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

Management fees paid to the department stores under “store in store” model

Under the “store in store” business operation model, the Company may pay management fees to the department stores, which are in the form of service charges. The management fees are reflected in general and administrative expenses. Such management fees were $1,467 and $1,396 in general and administrative expenses during the three months ended March 31, 2011 and 2010, respectively.

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

14

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

The following tables present summarized information by segment:

	Three Months Ended March 31, 2011
	Mobile Phones	Home Electronics	Communication Products	Consumer Electronics	Logistics	Other	Total
Sales, net (restated)	$11,586	$10,848	$4,243	$10,011	$2,202	$203	$39,093
Cost of sales	10,798	9,984	3,844	8,962	2,294	181	36,063
Gross profit (restated)	788	864	399	1,049	(92)	22	3,030
Income from operations (restated)	(745)	(969)	(345)	(772)	(441)	(969)	(4,241)

	Three Months Ended March 31, 2010
	Mobile Phones	Home Electronics	Communication Products	Consumer Electronics	Logistics	Other	Total
Sales, net (restated)	$10,606	$11,367	$6,315	$10,895	$2,641	$234	$42,058
Cost of sales	9,731	10,077	5,671	9,696	2,045	213	37,433
Gross profit (restated)	875	1,290	644	1,199	596	21	4,625
Income from operations (restated)	(446)	(516)	(210)	(508)	250	(419)	(1,849)

Total assets by segment as of March 31, 2011 (unaudited) and December 31, 2010 are as follows:

	Mobile Phones	Home Electronics	Communication Products	Consumer Electronics	Logistics	Other	Total
2011	$10,103	$13,866	$9,566	$16,005	$16,723	$743	$67,292
2010	$10,993	14,988	9,967	18,536	15,837	2,810	73,131

Note 15 - RESTATEMENT OF CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

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

In response to the SEC comments of December 19, 2011, the Company reviewed “sales discount” and determined they should be reclassified as management fees. As a result, we reclassified “sales discount” from a contra revenue account to management fees as part of the selling, general and administrative expenses. The amount of $1,206 and $1,260 were previously classified in contra-revenue account as a deduction to net sales for the three months ended March 31, 2011 and 2010.  The Company moved the amount to selling expenses, and it is reported as selling, general and administrative expenses in the statement of operations and comprehensive loss.  The reclassification caused a $1,206 increase in net sales from $37,887 to $39,093 and a corresponding increase of $1,206 in Selling, general and administrative expenses from $6,065 to $7,271 in the first quarter 2011; a $1,260 increase in net sales from $40,798 to $42,058 and a corresponding increase of $1,260 in Selling, general and administrative expenses from $5,214 to $6,474 in the first quarter 2010. The gross profit increased $1,206 and $1,260 respectively in the first quarter 2011 and 2010. The loss from operations and net loss remained unchanged.  The impact of the restatement was limited to the presentation of the consolidated statements of operations and comprehensive income (loss). The consolidated balance sheets, the consolidated statements of stockholders’ equity and the related consolidated statements of cash flows remained unaffected.

The table below summarizes the restatement changes to the consolidated statements of operations and comprehensive income (loss):

	Three months ended March 31, 2010
	(as reported)	(as restated)	Change
Net sales	$40,798	$42,058	$1,260
Gross profit	3,365	4,625	1,260
Selling, general and administrative expenses	5,214	6,474	1,260

	Three months ended March 31, 2011
	(as reported)	(as restated)	Change
Net sales	$37,887	$39,093	$1,206
Gross profit	1,824	3,030	1,206
Selling, general and administrative expenses	6,065	7,271	1,206

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

Results of Operations for the Three months Ended March 31, 2011 and 2010

Reportable Operating Segments

The Company reports financial and operating information in the following five segments:

a)	Yiwu

b)	Wang Da

c)	Sanhe

d)	Joy & Harmony

e)	Jinhua

a)	Yiwu

Yiwu focuses on the selling, circulation and modern logistics of fax machines and cord phone products.

	Three months ended March 31,		Percentage
Yiwu	2011 (restated)	2010 (restated)	Change (restated)
Revenue	$4,243	$6,315	(32.8)%
Gross Profit	399	644	(38.0)%
Gross Profit Margin	9.4%	10.2%	(0.8)%
Operating Loss	(345)	(210)	(64.3)%

For the three months ended March 31, 2011, Yiwu generated revenue of $4,243, a decrease of $2,072 or 32.8% compared to $6,315 for the three months ended March 31, 2010. The decrease was a result of lower market demand for office appliances such as fax machines and telephones.

Gross profit decreased $245 or 38.0% from $644 for the three months ended March 31, 2010 to $399 for the three months ended March 31, 2011. Gross profit margin decreased 0.8% from 10.2% in the three months ended March 31, 2010 to 9.4% in the three months ended March 31, 2011. The decrease was a result of increased promotion events in the first quarter of 2011 to maintain market share. Lower gross profit margin was also due to shrinking demand. Since market demand decreased, Yiwu did not have the bargaining power to increase unit sales price as much as the increase in purchase costs of office appliances.

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

	Three months ended March 31,		Percentage
Wang Da	2011 (restated)	2010 (restated)	Change (restated)
Revenue	$11,586	$10,606	9.2%
Gross Profit	788	875	(9.9)%
Gross Profit Margin	6.9%	8.25%	(1.4)%
Operating Loss	(745)	(446)	(67.0)%

For the three months ended March 31, 2011, Wang Da generated revenue of $11,586, an increase of $980 or 9.2% compared to $10,606 for the three months ended March 31, 2010. The increase in revenue was primarily due to a higher percentage of sales from international brands such as Nokia and Motorola, which usually have a higher unit price compared to domestic brands.

Gross profit decreased $87 or 9.9% from $875 for the three months ended March 31, 2010 to $788 for the three months ended March 31, 2011. Gross profit margin decreased from 8.3% in the three months ended March 31, 2010 to 6.9% in the three months ended March 31, 2011, a decrease of 1.4%.  The decrease in gross profit and gross profit margin was due to the decrease in demand of domestic cell phones, which had a higher gross profit margin than brand name cell phones. Most domestic cell phones do not offer data service compared to brand name cell phones such as Nokia, Motorola and Samsung, which caused the demand for domestic cell phones to decrease.

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

	Three months ended March 31,		Percentage
Sanhe	2011 (restated)	2010 (restated)	Change (restated)
Revenue	$10,848	$11,367	(4.6)%
Gross Profit	864	1,290	(33.0)%
Gross Profit Margin	8.0%	11.4%	(3.4)%
Operating Loss	(969)	(516)	(87.8)%

For the three months ended March 31, 2011, Sanhe generated revenue of $10,848, a decrease of $519 or 4.1% compared to $11,367 for the three months ended March 31, 2010. The decrease was a result of decline in market demand of DVD players and speakers.

Gross profit decreased $426 or 30.0% from $1,290 for the three months ended March 31, 2010 to $864 for the three months ended March 31, 2011. Gross profit margin decreased from 11.4% in 2010 to 8.0% in 2011, a decrease of 3.4%. The decrease was a result of higher sales volume of televisions in the first quarter of 2011 compared to higher sales in DVD players and speakers in the first quarter of 2010, which have higher gross profit margin compared to other home electronics products.

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

	Three months ended March 31,		Percentage
Joy & Harmony	2011 (restated)	2010 (restated)	Change (restated)
Revenue	$10,011	$10,895	(8.1)%
Gross Profit	1,049	1,199	(12.5)%
Gross Profit Margin	10.5%	11.0%	(0.5)%
Operating Loss	(772)	(508)	(52.0)%

For the three months ended March 31, 2011, Joy & Harmony generated revenue of $10,011, a decrease of $884 or 8.1% compared to $10,895 for the three months ended March 31, 2010. Gross profit decreased $150 or 12.5% from $1,199 for the three months ended March 31, 2010 to $1,049 for the three months ended March 31, 2011. Gross profit margin decreased from 11.0% in 2010 to 10.5% in 2011, a decrease of 0.5%.  The decrease in revenue was due to a lower demand for small digital products such as MP3 and MP4. The decrease in gross profit margin was primarily due to a higher percentage of sales from international brands, which usually have lower profit margin than domestic brands.

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

Net Sales

Net sales for the three months ended March 31, 2011 decreased by 7.0%, to $39,093 (restated) compared to $42,058 (restated) for the three months ended March 31, 2010. Management believes the sales decrease was a result of various factors including a slowdown in the retail markets in general, weaker demand for consumer and business electronics as well as the pressure of increased competitions from supermarkets, internet commerce as well as increased TV shopping networks.

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

Gross Profit Margin

Gross profit margin for the three months ended March 31, 2011 was 7.8% (restated) compared to 11.0% (restated) for the three months ended March 31, 2010. The lower gross profit margin was primarily due to the decreased unit sales prices of consumer and business electronics in the competitive market in China. In addition, international brand name electronics represented a higher percentage of sales in the first three months of 2011 compared to 2010. The increased sales of brand name electronics led to lower gross profit margin since brand name electronics have lower gross profit margins compared to domestic products.. For the logistics segment, the decrease in gross profit margin was primarily due to increased fuel cost.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2011 were $7,271 (restated) or 18.6% of net sales, compared to $6,474 (restated) or 15.4% of net sales for the three months ended March 31, 2010, an increase of 3.2% of sales. The increase in general and administrative expenses for the first quarter was primarily due to an increase in labor cost.

Loss from Operations

Operating loss for the three months ended March 31, 2011 was $4,241 or 10.8% of net sales compared to $1,849 or 4.4% of net sales for the three months ended March 31, 2010, an increase of 129.3%. Lower sales, lower gross profit margin as well as increased operating expenses were the key factors for the increase in loss from operations during the three months ended March 31, 2011 compared to 2010.

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

Net Loss

Net loss was $4,459 or 11.4% of net sales for the three months ended March 31, 2011 compared to $1,927 or 4.6% of net sales for the three months ended March 31, 2010, an increase of 131.4%. Decreased sales revenue, lower gross profit margin and higher operating expenses were the critical factors which contributed to the decrease in net income.

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

	Three months ended March 31,
	2011	2010	Percentage Change

Sales, Net	$39,093	$42,058	(7.0)%

Accounts receivable	$13,100	$17,981	(27.1)%

Accounts receivable decreased 27.1% in the first quarter of 2011 while sales decreased 7.0%. Management monitors and periodically assesses the collectability of accounts receivable to ensure the allowance for bad debt account is reasonably estimated. Collection of debt is based on the terms of legal binding documents. Our account receivable department has periodically reviewed the allowance for doubtful accounts. The bad debt allowance is based on the aging of receivables, credit history and credit quality of the customers, the term of the contracts as well as the balance outstanding. If an account receivable item is considered probable to be uncollectible, it will be charged to bad debts immediately.

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

Tabular Disclosure of Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2011:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$278	$190	$87	$1	$-

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures as of March 31, 2011, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were were not effective due to: the current staff in our accounting department are inexperienced in US GAAP. They need substantial training to meet the demands of a US public company. The accounting skills and understanding necessary to fulfill the requirements of US GAAP-based reporting, including the preparation of financial statements and consolidation, are inadequate.

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

Changes in Internal Control over Financial Reporting

Other than the changes relating to the material weakness described above, there was no change in our internal control over financial reporting that occurred during the first quarter of 2011 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHINA 3C GROUP

Date: June 4, 2012	By:	/s/ Zhenggang Wang
Name: Zhenggang Wang
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: June 4, 2012	By:	/s/ Weiping Wang
Name: Weiping Wang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

