Form 10-Q/A
period 2011-06-30
China 3C Group
filed 2012-06-20
CIK 1076784

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A ("Form 10-Q/A") is being filed to amend our Quarterly Report on 10-Q for the period ended June 30, 2011 ("Form 10-Q"), which was originally filed with the Securities and Exchange Commission (the "SEC") on August 15, 2011. We are filing this amendment to include disclosure consistent with comments received by the SEC. We are amending and restating Items 1, 2, and 4 in this Form 10-Q/A.

Below is a summary of these errors and the related corrections:

•	The Company reclassified fees paid to department stores from a contra revenue account to selling, general and administrative expenses. The amount of $1,076 and $1,299 were previously classified in contra-revenue account as a deduction to net sales for the three months ended June 30, 2011 and 2010. The Company moved the amount to selling expenses, and it is reported as selling, general and administrative expenses in the statement of operations and comprehensive loss. The reclassification caused a $1,076 increase in net sales from $33,588 to $34,664 and a corresponding increase of $1,076 in Selling, general and administrative expenses from $6,939 to $8,015 in the second quarter 2011; a $1,299 increase in net sales from $37,428 to $38,727 and a corresponding increase of $1,299 in Selling, general and administrative expenses from $5,488 to $6,787 in the second quarter 2010. The gross profit increased $1,076 and $1,299 respectively in the second quarter 2011 and 2010. The loss from operations and net loss remained unchanged. The impact of the restatement was limited to the presentation of the consolidated statements of operations and comprehensive income (loss). The consolidated balance sheets, the consolidated statements of stockholders’ equity and the related consolidated statements of cash flows remained unaffected. See changes in Item 1.

•	The Company amended Item 1 and 2 to clarify the fact that Capital did not sell its equity ownership in Zhejiang upon executing the contractual agreements in 2007. Capital remains as the owner of 100% equity of Zhejiang through shareholding entrustment agreements.

•	The restatement above also affected the disclosure of segment reporting. As a result, we have amended Item 1, Note 14 - SEGMENT INFORMATION and Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

•	The Company amended Item 4 revising our conclusions on the effectiveness of disclosure controls and procedures to “ineffective.”

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

CHINA 3C GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

SIX MONTHS ENDED JUNE 30, 2011 and 2010 (UNAUDITED)

(in thousands)

	2011 (restated)	2010 (restated)
Net sales	$73,757	$80,785
Cost of sales	68,368	70,939
Gross profit	5,389	9,846
Selling, general and administrative expenses	15,287	13,261
Loss from operations	(9,898)	(3,415)

Other (income) expense
Interest income	(37)	(47)
Other income	(2)	(7)
Other expense	205	44
Total other (income) expense	166	(10)

Loss before income taxes	(10,064)	(3,405)
Provision for income taxes	129	190
Net loss	(10,193)	(3,595)
Foreign currency translation adjustments	694	48
Comprehensive loss	$(9,499)	$(3,547)

Net loss available to common shareholders per share:
Basic and Diluted	$(0.18)	$(0.07)

Weighted average shares outstanding:
Basic and Diluted	57,678,399	54,831,327

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

THREE MONTHS ENDED JUNE 30, 2011 and 2010 (UNAUDITED)

(in thousands)

	2011 (restated)	2010 (restated)
Net sales	$34,664	$38,727
Cost of sales	32,305	33,506
Gross profit	2,359	5,221
Selling, general and administrative expenses	8,015	6,787
Loss from operations	(5,656)	(1,566)

Other (income) expense
Interest income	(16)	(22)
Other income	(1)	(3)
Other expense	57	44
Total other (income) expense	40	19

Loss before income taxes	(5,696)	(1,585)
Provision for income taxes	38	83
Net loss	(5,734)	(1,668)
Foreign currency translation adjustments	449	40
Comprehensive loss	$(5,285)	$(1,628)

Net loss available to common shareholders per share:
Basic and Diluted	$(0.10)	$(0.03)

Weighted average shares outstanding:
Basic and Diluted	58,511,327	54,831,327

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

Management fees paid to the department stores under “store in store” model

Under the “store in store” business operation model, the Company may pay management fees to the department stores, which are in the form of service charges. The management fees are reflected in general and administrative expenses. Such management fees were $1,519, $2,986, $1,589 and $2,124 in selling, general and administrative expenses during the three and six months ended June 30, 2011 and 2010 respectively.

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

The following tables present summarized information by segment:

	Six Months Ended June 30, 2011
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
Sales, net (restated)	$21,746	$21,223	$7,612	$18,152	$4,387	$276	$73,756
Cost of sales (restated)	20,371	19,596	6,844	16,428	4,869	260	68,368
Gross profit (restated)	1,375	1,627	767	2,084	(482)	16	5,387
Income (loss) from operations (restated)	(1,773)	(2,304)	(850)	(2,040)	(1,308)	(1,623)	(9,898)

	Six Months Ended June 30, 2010
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
Sales, net (restated)	$21,451	$22,053	$10,953	$20,430	$5,516	$382	$80,785
Cost of sales (restated)	19,534	19,403	9,666	17,674	4,322	340	70,939
Gross profit (restated)	1,917	2,595	1,287	2,756	1,194	42	9,846
Income (loss) from operations (restated)	(825)	(873)	(486)	(628)	448	(1,051)	(3,415)

	Three Months Ended June 30, 2011
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
Sales, net (restated)	$10,160	$10,375	$3,369	$8,501	$2,185	$74	$34,664
Cost of sales (restated)	9,573	9,612	3,000	7,466	2,575	79	32,305
Gross profit (loss) (restated)	587	763	368	1,035	(390)	(5)	2,358
Loss from operations (restated)	(1,028)	(1,335)	(505)	(1,268)	(867)	(653)	(5,656)

	Three Months Ended June 30, 2010
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
Sales, net (restated)	$10,845	$10,686	$4,638	$9,535	$2,875	$148	$38,727
Cost of sales (restated)	9,803	9,326	3,995	7,978	2,277	127	33,506
Gross profit (restated)	1,042	1,360	643	1,557	598	21	5,221
Income (loss) from operations (restated)	(379)	(357)	(276)	(120)	198	(632)	(1,566)

Total assets by segment as of June 30, 2011 and December 31, 2010 are as follows:

	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
2011	$11,210	$14,279	$7,643	$13,274	$15,469	$834	$62,709
2010	$10,993	14,988	9,967	18,536	15,837	2,810	73,131

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

In response to the SEC comments of December 19, 2011, the Company reviewed “sales discount” and determined they should be reclassified as management fees. As a result, we reclassified “sales discount” from a contra revenue account to management fees as part of the selling, general and administrative expenses. The amount of $1,076 and $1,299 were previously classified in contra-revenue account as a deduction to net sales for the three months ended June 30, 2011 and 2010.  The Company moved the amount to selling expenses, and it is reported as selling, general and administrative expenses in the statement of operations and comprehensive loss.  The reclassification caused a $1,076 increase in net sales from $33,588 to $34,664 and a corresponding increase of $1,076 in Selling, general and administrative expenses from $6,939 to $8,015 in the second quarter 2011; a $1,299 increase in net sales from $37,428 to $38,727 and a corresponding increase of $1,299 in Selling, general and administrative expenses from $5,488 to $6,787 in the second quarter 2010. The gross profit increased $1,076 and $1,299 respectively in the second quarter 2011 and 2010. The loss from operations and net loss remained unchanged.  The impact of the restatement was limited to the presentation of the consolidated statements of operations and comprehensive income (loss). The consolidated balance sheets, the consolidated statements of stockholders’ equity and the related consolidated statements of cash flows remained unaffected.

The table below summarizes the restatement changes to the consolidated statements of operations and comprehensive income (loss):

	Three months ended June 30, 2010
	(as reported)	(as restated)	Change
Net sales	$37,428	$38,727	$1,299
Gross profit	3,922	5,221	1,299
Selling, general and administrative expenses	5,488	6,787	1,299

	Three months ended June 30, 2011
	(as reported)	(as restated)	Change
Net sales	$33,588	$34,664	$1,076
Gross profit	1,283	2,359	1,076
Selling, general and administrative expenses	6,939	8,015	1,076

	Six months ended June 30, 2010
	(as reported)	(as restated)	Change
Net sales	$78,226	$80,785	$2,559
Gross profit	7,287	9,846	2,559
Selling, general and administrative expenses	10,702	13,261	2,559

	Six months ended June 30, 2009
	(as reported)	(as restated)	Change
Net sales	$71,474	$73,757	$2,283
Gross profit	3,106	5,389	2,283
Selling, general and administrative expenses	13,004	15,287	2,283

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

Results of Operations for the Three and Six months Ended June 30, 2011 and 2010

Reportable Operating Segments

The Company reports financial and operating information in the following five segments:

a)	Yiwu

b)	Wang Da

c)	Sanhe

d)	Joy & Harmony

e)	Jinhua

a)	Yiwu

Yiwu focuses on the selling, circulation and modern logistics of fax machines and cord phone products.

	Six months ended June 30,		Percentage
Yiwu	2011 (restated)	2010 (restated)	Change
Revenue	$7,612	$10,953	(30.5)%
Gross Profit	767	1,287	(40.4)%
Gross Profit Margin	10.1%	11.8%	(1.7)%
Operating Loss	(850)	(486))	(74.9)%

	Three months ended June 30,		Percentage
Yiwu	2011 (restated)	2010 (restated)	Change
Revenue	$3,369	$4,638	(27.4)%
Gross Profit	368	643	(42.8)%
Gross Profit Margin	10.9%	13.9%	(3.0)%
Operating Loss	(505)	(276)	(83.0)%

For the six months ended June 30, 2011, Yiwu generated revenue of $7,612, a decrease of $3,341 or 30.5% compared to $10,953 for the six months ended June 30, 2010. Gross profit decreased $520 or 40.4% from $1,287 for the six months ended June 30, 2010 to $767 for the six months ended June 30, 2011. Profit margin decreased 1.7% from 11.8% in the six months ended June 30, 2010 to 10.1% in the six months ended June 30, 2011.

For the three months ended June 30, 2011, Yiwu generated revenue of $3,369, a decrease of $1,269or 27.4% compared to $4,638 for the three months ended June 30, 2010. Gross profit decreased $275 or 42.8% from $643 for the three months ended June 30, 2010 to $368 for the three months ended June 30, 2011. Gross profit margin decreased 3.0% from 13.9% in the three months ended June 30, 2010 to 10.9% in the three months ended June 30, 2011.

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

	Six months ended June 30,		Percentage
Wang Da	2011 (restated)	2010 (restated)	Change
Revenue	$21,746	$21,451	1.4%
Gross Profit	1,375	1,917	(28.3)%
Gross Profit Margin	6.3%	8.9%	(2.6)%
Operating Loss	(1,773)	(825)	(114.9)%

	Three months ended June 30,		Percentage
Wang Da	2011 (restated)	2010 (restated)	Change
Revenue	$10,160	$10,845	(6.3)%
Gross Profit	587	1,042	(43.7)%
Gross Profit Margin	5.8%	9.6%	(3.8)%
Operating Loss	(1,028)	(379)	(171.2)%

For the six months ended June 30, 2011, Wang Da generated revenue of $21,746, an increase of $295 or 1.4% compared to $21,451 for the six months ended June 30, 2010. Gross profit decreased $542 or 28.3% from $1,917 for the six months ended June 30, 2010 to $1,375 for the six months ended June 30, 2011. Gross profit margin decreased from 8.9% in the six months ended June 30, 2010 to 6.3% in the six months ended June 30, 2011, a decrease of 2.6%.

For the three months ended June 30, 2011, Wang Da generated revenue of $10,160, a decrease of $685 or 6.3% compared to $10,845 for the three months ended June 30, 2010. Gross profit decreased $455 or 43.7% from $1,042 for the three months ended June 30, 2010 to $587 for the three months ended June 30, 2011. Gross profit margin decreased from 9.6% in the three months ended June 30, 2010 to 5.8% in the three months ended June 30, 2011, a decrease of 3.8%.

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

	Six months ended June 30,		Percentage
Sanhe	2011 (restated)	2010 (restated)	Change
Revenue	$21,223	$22,053	(3.8)%
Gross Profit	1,627	2,650	(38.6)%
Gross Profit Margin	7.7%	12.0%	(4.3)%
Operating Loss	(2,304)	(873)	(163.9)%

	Three months ended June 30,		Percentage
Sanhe	2011 (restated)	2010 (restated)	Change
Revenue	$10,375	$10,686	(2.9)%
Gross Profit	763	1,360	(43.9)%
Gross Profit Margin	7.4%	12.7%	(5.3)%
Operating Loss	(1,335)	(357)	(273.9)%

For the six months ended June 30, 2011, Sanhe generated revenue of $21,223, a decrease of $830 or 3.8% compared to $22,053 for the six months ended June 30, 2010. Gross profit decreased $1,023 or 38.6% from $2,650 for the six months ended June 30, 2010 to $1,627 for the six months ended June 30, 2011. Gross profit margin decreased from 12.0% in 2010 to 7.7% in 2011, a decrease of 4.3%.

For the three months ended June 30, 2011, Sanhe generated revenue of $10,375, a decrease of $311 or 2.9% compared to $10,686 for the three months ended June 30, 2010. The decrease was a result of decline in market demand of DVD players and speakers. Gross profit decreased $599 or 43.9% from $1,360 for the three months ended June 30, 2010 to $763 for the three months ended June 30, 2011. Gross profit margin decreased from 12.7% in 2010 to 7.4% in 2011, a decrease of 5.3%. The decrease was a result of higher sales of televisions in the first quarter of 2011 compared to higher sales in DVD players and speakers in the first quarter of 2010, which have higher profit margin compared to other home electronics products.

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

	Six months ended June 30,		Percentage
Joy & Harmony	2011 (restated)	2010 (restated)	Change
Revenue	$18,512	$20,430	(9.4)%
Gross Profit	2,084	2,756	(24.4)%
Gross Profit Margin	11.3%	13.5%	(2.2)%
Operating Loss	(2,040)	(628)	(224.8)%

	Three months ended June 30,		Percentage
Joy & Harmony	2011 (restated)	2010 (restated)	Change
Revenue	$8,501	$9,535	(10.8)%
Gross Profit	1,035	1,557	(33.5)%
Gross Profit Margin	12.2%	16.3%	(4.2)%
Operating Loss	(1,268)	(120)	(956.7)%

For the six months ended June 30, 2011, Joy & Harmony generated revenue of $18,512, a decrease of $1,918 or 9.4% compared to $20,430 for the six months ended June 30, 2010. Gross profit decreased $672 or 24.4% from $2,756 for the six months ended June 30, 2010 to $2,084 for the six months ended June 30, 2011. Gross profit margin decreased from 13.5% in 2010 to 11.3% in 2011, a decrease of 2.2%.

For the three months ended June 30, 2011, Joy & Harmony generated revenue of $8,501, a decrease of $690 or 10.8% compared to $9,535 for the three months ended June 30, 2010. Gross profit decreased $522 or 33.5% from $1,557 for the three months ended June 30, 2010 to $1,035 for the three months ended June 30, 2011. Gross profit margin decreased from 16.3% in 2010 to 12.2% in 2011, a decrease of 4.2%.

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

Net Sales

Net sales for the six months ended June 30, 2011 decreased by 8.7%, to $73,757 (restated) compared to $80,785 (restated) for the six months ended June 30, 2010. Net sales for the three months ended June 30, 2011 decreased by 10.5%, to $34,664 (restated) compared to $38,727 (restated) for the three months ended June 30, 2010. Management believes the sales decrease was a result of various factors including a slowdown in the retail markets in general, weaker demand for consumer and business electronics as well as the pressure of increased competitions from supermarkets, internet commerce and increased TV shopping networks.

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

Gross Profit Margin

Gross profit margin for the six months ended June 30, 2011 was 7.3% (restated) compared to 12.2% (restated) for the six months ended June 30, 2010. Gross profit margin for the three months ended June 30, 2011 was 6.8% (restated) compared to 13.5% (restated) for the three months ended June 30, 2010. The lower gross profit margin was primarily due to the decreased unit sales prices of consumer and business electronics in the competitive market in China. In addition, international brand name electronics represented a higher percentage of sales in the first six months of 2011 compared to 2010. The increased sales of brand name electronics led to lower gross profit margin since brand name electronics have lower gross profit margins compared to domestic products. For the logistics segment, the decrease in gross profit margin was primarily due to increased fuel cost.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2011 were $15,287 (restated) or 20.7% of net sales, compared to $13,261 (restated) or 16.4% of net sales for the six months ended June 30, 2010, an increase of 15.3%. General and administrative expenses for the three months ended June 30, 2011 were $8,015 (restated) or 23.1% of net sales, compared to $6,787 (restated) or 17.5% of net sales for the three months ended June 30, 2010, an increase of 18.1%. The increase in general and administrative expenses for the three and six months ended June 30, 2011 was primarily due to an increase in labor cost and an increase in advertising and promotional expenses to market “Lotour” E-book reader.

Loss from Operations

Operating loss for the six months ended June 30, 2011 was $9,898 or 13.4% of net sales compared to $3,415 or 4.2% of net sales for the six months ended June 30, 2010, a decrease of 189.8%. Operating loss for the three months ended June 30, 2011 was $5,656 or 16.3% of net sales compared to $1,566 or 4.0% of net sales for the three months ended June 30, 2010, a decrease of 261.2%. Lower sales, lower gross profit margin as well as increased operating expenses were the key factors for the increase in loss from operations during the three and six months ended June 30, 2011 compared to 2010.

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

Net Loss

Net loss was $10,193 or 14.8% of net sales for the six months ended June 30, 2011 compared to $3,595 or 4.5% of net sales for the six months ended June 30, 2010, a decrease of 183.5%. Net loss was $5,734 or 16.5% of net sales for the three months ended June 30, 2011 compared to $1,668 or 4.3% of net sales for the three months ended June 30, 2010, a decrease of 243.8%. Decreased sales revenue, lower gross profit margin and higher operating expenses were the critical factors which contributed to the decrease in net income.

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

	Six months ended June 30,
	2011	2010	Percentage Change

Sales, Net	$73,757	$80,785	(8.7)%

Accounts receivable	$10,991	$15,547	(29.3)%

Accounts receivable decreased 29.3% in the first six months of 2011 while sales decreased 8.7%. Management monitors and periodically assesses the collectability of accounts receivable to ensure the allowance for bad debt account is reasonably estimated. Collection of debt is based on the terms of legal binding documents. Our account receivable department has periodically reviewed the allowance for doubtful accounts. The bad debt allowance is based on the aging of receivables, credit history and credit quality of the customers, the term of the contracts as well as the balance outstanding. If an account receivable item is considered probable to be uncollectible, it will be charged to bad debts immediately.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures as of June 30, 2011, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to: the current staff in our accounting department are inexperienced in US GAAP. They need substantial training to meet the demands of a US public company. The accounting skills and understanding necessary to fulfill the requirements of US GAAP-based reporting, including the preparation of financial statements and consolidation, are inadequate.

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

Changes in Internal Control over Financial Reporting

Other than the changes relating to the material weakness described above, there was no change in our internal control over financial reporting that occurred during the second quarter of 2011 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

