Form 10-Q/A
period 2011-09-30
China 3C Group
filed 2012-06-20
CIK 1076784

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A ("Form 10-Q/A") is being filed to amend our Quarterly Report on 10-Q for the period ended September 30, 2011 ("Form 10-Q"), which was originally filed with the Securities and Exchange Commission (the "SEC") on November 21, 2011. We are filing this amendment to include disclosure consistent with comments received by the SEC. We are amending and restating Items 1, 2, and 4 in this Form 10-Q/A.

Below is a summary of these errors and the related corrections:

•	The Company reclassified fees paid to department stores from a contra revenue account to selling, general and administrative expenses. The amount of $758 and $1,072 were previously classified in contra-revenue account as a deduction to net sales for the three months ended September 30, 2011 and 2010. The Company moved the amount to selling expenses, and it is reported as selling, general and administrative expenses in the statement of operations and comprehensive loss. The reclassification caused a $758 increase in net sales from $28,543 to $29,301 and a corresponding increase of $758 in Selling, general and administrative expenses from $7,421 to $8,179 in the third quarter 2011; a $1,072 increase in net sales from $36,308 to $37,380 and a corresponding increase of $1,072 in Selling, general and administrative expenses from $5,074 to $6,146 in the third quarter 2010; The gross profit increased $758 and $1,072 respectively in the third quarter 2011 and 2010. The loss from operations and net loss remained unchanged. The impact of the restatement was limited to the presentation of the consolidated statements of operations and comprehensive income (loss). The consolidated balance sheets, the consolidated statements of stockholders’ equity and the related consolidated statements of cash flows remained unaffected. See changes in Item 1.

•	The Company amended Item 1 and 2 to clarify the fact that Capital did not sell its equity ownership in Zhejiang upon executing the contractual agreements in 2007. Capital remains as the owner of 100% equity of Zhejiang through shareholding entrustment agreements.

•	The restatement above also affected the disclosure of segment reporting. As a result, we have amended Item 1, Note 14 - SEGMENT INFORMATION and Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

•	The Company amended Item 4 revising our conclusions on the effectiveness of disclosure controls and procedures to “ineffective.”

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

CHINA 3C GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2010 (UNAUDITED)

(in thousands)

	2011 (restated)	2010 (restated)
Net sales	$103,058	$118,165
Cost of sales	97,224	104,664
Gross profit	5,834	13,501
Selling, general and administrative expenses	23,466	19,407
Goodwill impairment	11,229	-
Loss from operations	(28,861)	(5,906)

Other (income) expense
Interest income	(55)	(71)
Other income	(324)	(7)
Other expense	65	119
Total other (income) expense	(314)	41

Loss before income taxes	(28,547)	(5,947)
Provision for income taxes	152	254
Net loss	(28,699)	(6,201)
Foreign currency translation adjustment	1,175	(10)
Comprehensive loss	$(27,524)	$(6,211)

Net loss available to common shareholders per share:
Basic and Diluted	$(0.50)	$(0.11)

Weighted average shares outstanding:
Basic and Diluted	57,896,822	54,831,327

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

THREE MONTHS ENDED SEPTEMBER 30, 2011 and 2010 (UNAUDITED)

(in thousands)

	2011 (restated)	2010 (restated)
Net sales	$29,301	$37,380
Cost of sales	28,856	33,725
Gross profit	445	3,655
Selling, general and administrative expenses	8,179	6,146
Goodwill impairment	11,229	-
Loss from operations	(18,963)	(2,491)

Other (income) expense
Interest income	(19)	(24)
Other income	(462)	-
Other expense	-	75
Total other (income) expense	(481)	51

Loss before income taxes	(18,482)	(2,542)
Provision for income taxes	23	64
Net loss	(18,505)	(2,606)
Foreign currency translation adjustments	481	(184)
Comprehensive loss	$(18,024)	$(2,790)

Net loss available to common shareholders per share:
Basic and Diluted	$(0.32)	$(0.05)

Weighted average shares outstanding:
Basic and Diluted	58,585,240	54,831,327

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

Management fees paid to the department stores under “store in store” model

Under the “store in store” business operation model, the Company may pay management fees to the department stores, which are in the form of service charges. The management fees are reflected in general and administrative expenses. Such management fees were $1,050, $1,297, $4,036 and $4,282 in selling, general and administrative expenses during the three and nine months ended September 30, 2011 and 2010 respectively.

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

The following tables present summarized information by segment:

	Nine Months Ended September 30, 2011
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
Sales, net (restated)	$30,204	$29,964	$10,731	$25,683	$6,107	$369	$103,058
Cost of sales	28,592	27,914	9,793	23,139	7,430	356	97,224
Gross profit (loss) (restated)	1,612	2,050	938	2,544	(1,323)	13	5,834
Income (loss) from operations (restated)	(9,087)	(8,093)	(1,390)	(5,234)	(2,515)	(2,542)	(28,861)

	Nine months Ended September 30, 2010
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
Sales, net (restated)	$31,762	$32,322	$15,813	$29,681	$8,084	$503	$118,165
Cost of sales	28,990	28,643	14,079	25,888	6,620	444	104,664
Gross profit (restated)	2,772	3,679	1,734	3,793	1,464	59	13,501
Income (loss) from operations (restated)	(1,322)	(1,438)	(801)	(1,175)	346	(1,516)	(5,906)

	Three Months Ended September 30, 2011
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
Sales, net (restated)	$8,458	$8,741	$3,119	$7,171	$1,720	$92	$29,301
Cost of sales	8,221	8,318	2,949	6,711	2,561	96	28,856
Gross profit (loss) (restated)	237	423	170	460	(841)	(4)	445
(Loss) from operations (restated)	(7,314)	(5,789)	(540)	(3,194)	(1,207)	(919)	(18,963)

	Three Months Ended September 30, 2010
	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
Sales, net (restated)	$10,311	$10,269	$4,860	$9,251	$2,568	$121	$37,380
Cost of sales	9,456	9,240	4,413	8,214	2,298	104	33,725
Gross profit (restated)	855	1,029	447	1,037	270	17	3,655
Loss from operations (restated)	(497)	(565)	(315)	(547)	(102)	(465)	(2,491)

Total assets by segment as of September 30, 2011 and December 31, 2010 are as follows:

	Mobile	Home	Communication	Consumer
	Phones	Electronics	Products	Electronics	Logistics	Other	Total
2011 (restated)	$7,043	$8,491	$10,065	$5,254	$13,496	$847	$45,196
2010 (restated)	$10,993	14,988	9,967	18,536	15,837	2,810	73,131

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

In response to the SEC comments of December 19, 2011, the Company reviewed “sales discount” and determined they should be reclassified as management fees. As a result, we reclassified “sales discount” from a contra revenue account to management fees as part of the selling, general and administrative expenses. The amount of $758 and $1,072 were previously classified in contra-revenue account as a deduction to net sales for the three months ended September 30, 2011 and 2010.  The Company moved the amount to selling expenses, and it is reported as selling, general and administrative expenses in the statement of operations and comprehensive loss.  The reclassification caused a $758 increase in net sales from $28,543 to $29,301 and a corresponding increase of $758 in Selling, general and administrative expenses from $7,421 to $8,179 in the third quarter 2011; a $1,072 increase in net sales from $36,308 to $37,380 and a corresponding increase of $1,072 in Selling, general and administrative expenses from $5,074 to $6,146 in the third quarter 2010; The gross profit increased $758 and $1,072 respectively in the third quarter 2011 and 2010. The loss from operations and net loss remained unchanged.  The impact of the restatement was limited to the presentation of the consolidated statements of operations and comprehensive income (loss). The consolidated balance sheets, the consolidated statements of stockholders’ equity and the related consolidated statements of cash flows remained unaffected.

The table below summarizes the restatement changes to the consolidated statements of operations and comprehensive income (loss):

	Three months ended September 30, 2010
	(as reported)	(as restated)	Change
Net sales	$36,308	37,380	$1,072
Gross profit	2,583	3,655	1,072
Selling, general and administrative expenses	5,074	6,146	1,072

	Three months ended September 30, 2011
	(as reported)	(as restated)	Change
Net sales	$28,543	$29,301	$758
Gross profit	(313)	445	758
Selling, general and administrative expenses	7,421	8,179	758

	Nine months ended September 30, 2010
	(as reported)	(as restated)	Change
Net sales	$114,534	$118,165	$3,631
Gross profit	9,870	13,501	3,631
Selling, general and administrative expenses	15,776	19,407	3,631

	Nine months ended September 30, 2011
	(as reported)	(as restated)	Change
Net sales	$100,017	$103,058	$3,041
Gross profit	2,793	5,834	3,041
Selling, general and administrative expenses	20,425	23,466	3,041

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

Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

Reportable Operating Segments

The Company reports financial and operating information in the following five segments:

a)	Yiwu

b)	Wang Da

c)	Sanhe

d)	Joy & Harmony

e)	Jinhua

a)	Yiwu

Yiwu focuses on the selling, circulation and modern logistics of fax machines and cord phone products.

	Nine months ended September 30,
Yiwu	2011 (restated)	2010 (restated)	Percentage Change
Revenue	$10,731	$15,813	(32.1)%
Gross Profit	938	1,734	(45.9)%
Profit Margin	8.7%	11.0%	(2.3)%
Operating Loss	(1,390)	(801)	(73.5)%

	Three months ended September 30,
Yiwu	2011 (restated)	2010 (restated)	Percentage Change
Revenue	$3,119	$4,860	(35.8)%
Gross Profit	170	447	(62.0)%
Profit Margin	5.5%	9.2%	(3.7)%
Operating Loss	(540)	(315)	(71.4)%

For the nine months ended September 30, 2011, Yiwu generated revenue of $10,731, a decrease of $5,082 or 32.1% compared to $15,813 for the nine months ended September 30, 2010. Gross profit decreased $796 or 45.9% from $1,734 for the nine months ended September 30, 2010 to $938 for the nine months ended September 30, 2011. Profit margin decreased 2.3% from 11.0% in the nine months ended September 30, 2010 to 8.7% in the nine months ended September 30, 2011.

For the three months ended September 30, 2011, Yiwu generated revenue of $3,119, a decrease of $1,741 or 35.8% compared to $4,860 for the three months ended September 30, 2010. Gross profit decreased $277 or 62.0% from $447 for the three months ended September 30, 2010 to $170 for the three months ended September 30, 2011. Profit margin decreased 3.7% from 9.2% in the three months ended September 30, 2010 to 5.5% in the three months ended September 30, 2011.

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

Operating loss was $1,390 and $540 for the nine and three months ended September 30, 2011, an increase of $589 and $225 compared to $801 and $315 for the nine and three months ended September 30, 2010. Operating loss increased primarily due to decreased gross profit, increase in labor cost and management fees paid to department stores.

b)	Wang Da

Wang Da focuses on the selling, circulation and modern logistics of cell phones, cell phones products, and digital products, including digital cameras, digital camcorders, PDAs, flash disks, and removable hard disks.

	Nine months ended September 30,
Wang Da	2011 (restated)	2010 (restated)	Percentage Change
Revenue	$30,204	$31,762	(4.9)%
Gross Profit	1,612	2,772	(41.8)%
Profit Margin	5.3%	8.7%	(3.4)%
Operating Loss	(2,837)	(1,322)	(114.6)%

	Three months ended September 30,
Wang Da	2011 (restated)	2010 (restated)	Percentage Change
Revenue	$8,458	$10,311	(18.0)%
Gross Profit	237	855	(72.3)%
Profit Margin	2.8%	8.3%	(5.5)%
Operating Loss	(1,064)	(497)	(114.1)%

For the nine months ended September 30, 2011, Wang Da generated revenue of $30,204, a decrease of $1,558 or 4.9% compared to $31,762 for the nine months ended September 30, 2010. Gross profit decreased $1,160 or 20.5% from $2,772 for the nine months ended September 30, 2010 to $1,612 for the nine months ended September 30, 2011. Profit margin decreased from 8.7% in the nine months ended September 30, 2010 to 5.3% in the nine months ended September 30, 2011, a decrease of 3.4%.

For the three months ended September 30, 2011, Wang Da generated revenue of $8,458, a decrease of $1,853 or 18.0% compared to $10,311 for the three months ended September 30, 2010. The decrease in revenue was primarily attributable to the decline in demand for domestic cell phones. While the global cellular market rapidly upgraded to smart phones, domestic cell phones failed to keep up the pace. Failure to introduce high quality domestic smart phones caused the demand for domestic phones to decline. Therefore, revenue decreased for Wang Da. Gross profit decreased $618 or 72.3% from $855 for the three months ended September 30, 2010 to $237 for the three months ended September 30, 2011. Profit margin decreased from 8.3% in the three months ended September 30, 2010 to 2.8% in the three months ended September 30, 2011, a decrease of 5.5%.  The decrease of gross profit and profit margin was primarily attributable to the decrease in demand for domestic cell phones which had higher profit margin than international brands such as Nokia, Motorola and Samsung.

Operating loss was $2,837 and $1,064 for the nine and three months ended September 30, 2011, an increase of $1,515 and $567 compared to $1,322 and $497 for the nine and three months ended September 30, 2010. Operating loss increased primarily due to decreased gross profit, an increase in labor cost and management fees paid to department stores.

c)	Sanhe

Sanhe focuses on the selling, circulation and modern logistics of home electronics, including DVD players, audio systems, speakers, televisions and air conditioners.

	Nine months ended September 30,
Sanhe	2011 (restated)	2010 (restated)	Percentage Change
Revenue	$29,964	$32,322	(7.3)%
Gross Profit	2,050	3,679	(44.3)%
Profit Margin	6.8%	11.4%	(4.6)%
Operating Loss	(8,093)	(1,438)	(462.8)%

	Three months ended September 30,
Sanhe	2011 (restated)	2010 (restated)	Percentage Change
Revenue	$8,741	$10,269	(14.9)%
Gross Profit	423	1,029	(58.9)%
Profit Margin	4.8%	10.0%	(5.2)%
Operating Loss	(5,789)	(565)	(924.6)%

For the nine months ended September 30, 2011, Sanhe generated revenue of $29,964, a decrease of $2,358 or 7.3% compared to $32,322 for the nine months ended September 30, 2010. Gross profit decreased $1,629 or 44.3% from $3,679 for the nine months ended September 30, 2010 to $2,050 for the nine months ended September 30, 2011. Profit margin decreased from 11.4% in 2010 to 6.8% in 2011, a decrease of 4.6%.

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

Operating loss was $8,093 and $5,789 for the nine and three months ended September 30, 2011, an increase of $6,665 and $5,224 compared to $1,438 and $565 for the nine and three months ended September 30, 2010. Operating loss increased primarily due to decreased gross profit, increase in labor cost and management fees paid to department stores as well as $4,507 in goodwill impairment.

d)	Joy & Harmony

Joy & Harmony focuses on the selling, circulation and modern logistics of consumer electronics, including MP3 players, MP4 players, iPods, electronic dictionaries, and radios.

	Nine months ended September 30,
Joy & Harmony	2011 (restated)	2010 (restated)	Percentage Change
Revenue	$25,683	$29,681	(13.5)%
Gross Profit	2,544	3,793	(32.9)%
Profit Margin	9.9%	12.8%	(2.9)%
Operating Loss	(11,484)	(1,175)	(877.4)%

	Three months ended September 30,
Joy & Harmony	2011 (restated)	2010 (restated)	Percentage Change
Revenue	$7,171	$9,251	(22.5)%
Gross (Loss)/Profit	460	1,037	(55.6)%
Profit Margin	6.4%	11.2%	(4.8)%
Operating Loss	(9,444)	(547)	(1,626.5)%

For the nine months ended September 30, 2011, Joy & Harmony generated revenue of $25,683, a decrease of $3,998 or 13.5% compared to $29,681 for the nine months ended September 30, 2010. Gross profit decreased $1,249 or 32.9% from $3,793 for the nine months ended September 30, 2010 to $2,544 for the nine months ended September 30, 2011. Profit margin decreased from 12.8% in 2010 to 9.9% in 2011, a decrease of 2.9%.

For the three months ended September 30, 2011, Joy & Harmony generated revenue of $7,171, a decrease of $2,080 or 22.5% compared to $9,251 for the three months ended September 30, 2010. Gross profit decreased $577 or 55.6% from $1,037 for the three months ended September 30, 2010 to $460 for the three months ended September 30, 2011. Profit margin decreased from 11.2% in 2010 to 6.4% in 2011, a decrease of 4.8%.

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

Operating loss was $11,484 and $9,444 for the nine and three months ended September 30, 2011, an increase of $10,309 and $8,897 compared to $1,175 and $547 for the nine and three months ended September 30, 2010. Operating loss increased primarily due to decreased gross profit and increased operating expenses including an increase in labor cost of $578 or 41.6% for the nine months ended September 30, 2011 compared to the same period in 2010, and an increase in promotional expenses of $1,711 to market the new E-book reader under the brand “Lotour”. In addition, Joy & Harmony incurred $6,250 in goodwill impairment.

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

Net Sales

Net sales for the nine months ended September 30, 2011 decreased by 12.8% to $103,058 compared to $118,165 for the nine months ended September 30, 2010. Net sales for the three months ended September 30, 2011 decreased by 21.6%, to $29,301 compared to $37,380 for the three months ended September 30, 2010. Management believes the sales decrease was a result of various factors including a slowdown in the retail markets in general, weaker demand for consumer and business electronics as well as the pressure of increased competitions from supermarkets, internet commerce and increased TV shopping networks.

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

Profit Margin

Profit margin for the nine months ended September 30, 2011 was 5.7% compared to 11.4% for the nine months ended September 30, 2010. Profit margin for the three months ended September 30, 2011 was 1.5% compared to 9.8% for the three months ended September 30, 2010. The lower profit margin was primarily due to the decreased unit sales prices of consumer and business electronics in the competitive market in China. In addition, international brand name electronics represented a higher percentage of sales in the first nine months of 2011 compared to 2010. The increased sales of brand name electronics led to lower profit margin since brand name electronics have lower profit margins compared to domestic products. A higher percentage of sales rebate paid to department stores also caused profit margin to decrease. For the logistics segment, the decrease in profit margin was primarily due to increased fuel cost.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2011 were $23,466 or 22.8% of net sales, compared to $19,407 or 16.4% of net sales for the nine months ended September 30, 2010, an increase of 20.9%. General and administrative expenses for the three months ended September 30, 2011 were $8,179 or 27.9% of net sales, compared to $6,146 or 16.4% of net sales for the three months ended September 30, 2010, an increase of 33.1%. The increase in general and administrative expenses for the three and nine months ended September 30, 2011 was primarily due to an increase in labor cost of $1,187 and an increase in advertising and promotional expenses of $1,711 to market “Lotour” E-book reader for the nine months ended September 30, 2011.

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

Loss from Operations

Operating loss for the nine months ended September 30, 2011 was $28,861 or (28.0)% of net sales compared to $5,906 or (5.0)% of net sales for the nine months ended September 30, 2010, a decrease of 388.7%. Operating loss for the three months ended September 30, 2011 was $18,963 or (64.7)% of net sales compared to $2,491 or (6.7)% of net sales for the three months ended September 30, 2010, a decrease of 661.3%. Lower sales, lower profit margin, increased operating expenses and impairment of goodwill of $11,229 were the key factors for the increase in loss from operations during the three and nine months ended September 30, 2011 compared to 2010.

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

Net Loss

Net loss was $28,699 or 27.8% of net sales for the nine months ended September 30, 2011 compared to $6,201 or 5.2% of net sales for the nine months ended September 30, 2010, an increase of 362.8%. Net loss was $18,505 or 63.2% of net sales for the three months ended September 30, 2011 compared to $2,606 or 7.0% of net sales for the three months ended September 30, 2010, an increase of 610.0%. Decreased sales revenue, lower profit margin, higher operating expenses and impairment of goodwill were the critical factors which contributed to the decrease in net income.

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

Changes in Internal Control over Financial Reporting

Other than the changes relating to the material weakness described above, there was no change in our internal control over financial reporting that occurred during the third quarter of 2011 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following financial statements from China 3C Group’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Operations and Comprehensive Loss (unaudited); (iii) the Consolidated Statements of Cash Flows (unaudited); and, (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

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

The following financial statements from China 3C Group’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Operations and Comprehensive Loss (unaudited); (iii) the Consolidated Statements of Cash Flows (unaudited); and, (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

