Form 10-Q
period 2012-06-30
China 3C Group
filed 2012-08-14
CIK 1076784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule No 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 10, 2012, the registrant had 76,411,327 shares of common stock outstanding.

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3. Defaults Upon Senior Securities	30

Item 4. Mine Safety Disclosures	30

Item 5. Other Information	30

Item 6. Exhibits	32

Signatures	33

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA 3C GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and equivalents	$1,810	$5,778
Accounts receivable, net	3,151	9,967
Inventories	2,817	3,358
Advances to suppliers	223	1,666
Prepaid expenses and other current assets	147	145
Total current assets	8,148	20,914

Property, plant and equipment, net	76	93
Total assets	$8,224	$21,007

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,149	$2,572
Accrued expenses	479	3,667
Income taxes payable	951	1,409
Total liabilities	2,579	7,648
Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 76,411,327 and 58,911,327 issued and outstanding as of June 30, 2012 and December 31, 2011	76	59
Additional paid-in capital	21,983	21,674
Subscription receivable	(50)	(50)
Statutory reserve	11,543	11,543
Other comprehensive income	7,863	7,763
Accumulated deficit	(35,770)	(27,630)
Total stockholders' equity	5,645	13,359
Total liabilities and stockholders' equity	$8,224	$21,007

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

SIX MONTHS ENDED JUNE 30, 2012 and 2011 (UNAUDITED)

(in thousands)

	2012	2011

Net sales	$14,593	$33,744
Cost of sales	14,731	32,085
Gross profit (loss)	(138)	1,659
Selling, general and administrative expenses	5,903	7,232
Loss from continuing operations	(6,041)	(5,573)
Other (income) expense
Interest income	(5)	(23)
Other income	(1)	(2)
Other expense	778	204
Total other expense	772	179

Loss from continuing operations before income taxes	(6,813)	(5,752)
Provision for income taxes	64	129
Net loss from continuing operations	(6,877)	(5,881)
Net loss from discontinued operations, net of income taxes of $0	(1,262)	(4,312)

Net loss	(8,139)	(10,193)
Foreign currency translation adjustments	99	694
Comprehensive loss	$(8,040)	$(9,499)

Basic and diluted loss per share:
Continuing operations	$(0.12)	$(0.10)
Discontinued operations	(0.02)	(0.08)
Net loss per share	$(0.14)	$(0.18)

Weighted average shares outstanding:
Basic and Diluted	58,911,327	57,678,399

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

THREE MONTHS ENDED JUNE 30, 2012 and 2011 (UNAUDITED)

(in thousands)

	2012	2011

Net sales	$6,880	$15,713
Cost of sales	6,913	15,148
Gross profit (loss)	(33)	565
Selling, general and administrative expenses	2,887	3,614
Loss from continuing operations	(2,920)	(3,049)
Other (income) expense
Interest income	(1)	(10)
Other income	-	(1)
Other expense	403	57
Total other expense	402	46

Loss from continuing operations before income taxes	(3,322)	(3,095)
Provision for income taxes	26	38
Net loss from continuing operations	(3,348)	(3,133)
Net loss from discontinued operations, net of income taxes of $0	(12)	(2,601)

Net loss	(3,360)	(5,734)
Foreign currency translation adjustments	5	449
Comprehensive loss	$(3,355)	$(5,285)

Basic and diluted loss per share:
Continuing operations	$(0.06)	$(0.06)
Discontinued operations	-	(0.04)
Net loss per share	$(0.06)	$(0.10)

Weighted average shares outstanding:
Basic and Diluted	58,911,327	58,511,327

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2012 and 2011 (UNAUDITED)

(in thousands)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,139)	$(10,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18	47
Amortization of intangible assets	-	703
Stock based compensation	326	746
(Increase) / decrease in assets:
Accounts receivable	6,891	251
Tax receivable	-	1,089
Inventories	564	182
Advances to suppliers	1,457	2
Prepaid expenses and other current assets	(2)	(48)
(Increase) / decrease in current liabilities:
Accounts payable	(1,483)	365
Accrued expenses	(3,174)	(2,778)
Income taxes payable	(468)	(6)
Net cash used in operating activities	(4,010)	(9,640)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(2)
Net cash used in investing activities	-	(2)

Effect of exchange rate changes on cash and equivalents	42	723
Net decrease in cash	(3,968)	(8,919)
Cash and equivalents, beginning of period	5,778	26,249
Cash and equivalents, end of period	$1,810	$17,330

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$522	$120

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

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

On August 15, 2007, we executed a series of contractual agreements between Capital and Zhejiang. The contractual agreements give Capital and its equity owners an obligation, and having ability to absorb, any losses, and rights to receive returns; however, these contractual agreements did not change the equity ownership of Zhejiang. We did not dispose Capital’s equity ownership of Zhejiang when we executed the contractual agreements. Capital entered into share-holding entrustment agreements with five individuals - Zhenggang Wang, Yimin Zhang, Huiyi Lv, Xiaochun Wang and Zhongsheng Bao to hold 35%, 20%, 20%, 15% and 10%, respectively, of the equity interest of Zhejiang on behalf of Capital on November 21, 2005. The entrustment agreements confirm that Capital is the actual owner of Zhejiang. Capital enjoys the actual shareholder’s rights and has the right to obtain any benefits received by the nominal holders. Zhenggang Wang is the CEO and shareholder of China 3C. Yimin Zhang, Huiyi Lv, Xiaochun Wang and Zhongsheng Bao have no other relationship with China 3C. No consideration was given to these individuals who held the equity of Zhejiang on behalf of Capital.

On July 6, 2009, China 3C and its subsidiary Zhejiang and Yiwu purchased 100% of Jinhua for RMB 120 million ($17,500) in cash.  Zhejiang acquired 90% and Yiwu acquired 10% of the equity interests in Jinhua.

We sell and distribute products through retail stores and secondary distributors. We operate most of our retail operations through our “store in store” model. Under this model, the Company leases space in major department stores and retailers. Leasing costs can vary based on the percentage of sales, or can be fixed. In the three and six months ended June 30, 2012 and 2011 all of our stores in stores leases were variable based on sales.

Following the acquisition of Jinhua, the Company began providing logistic service to businesses in addition to its traditional business of resale and distribution of third party products.

Our corporate structure as of June 30, 2012 is as follows:

* These entities ceased operation as of December 31, 2011.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  The Company’s subsidiaries – Wang Da, Yiwu, Joy & Harmony, Sanhe, Jinhua and Zhejiang’s functional currency is the Chinese Renminbi (“RMB”), however, the accompanying consolidated financial statements were translated and presented in United States Dollars (“$”, or “USD”). China 3C is the parent company that was incorporated on August 20, 1998 under the laws of the State of Nevada. The parent company has no operations; therefore, it has no sales. The main activities of China 3C were incurring public company expenses. China 3C pays all of its expenses in USD. Therefore, we believe China 3C’s functional currency is USD. CFDL was incorporated on July 22, 2004 under the laws of the BVI. CFDL is a holding company and has no operations. As a result, we determined that China 3C and CFDL’s functional currency is USD.

Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company realized net losses of $52,844 and $24,927 for the years ended December 31, 2011 and 2010, respectively, as well as $8,095 through the first six months of 2012, accumulating a deficit of $36,426 as of June 30, 2012. In addition, the Company’s cash position substantially deteriorated from 2010. There can be no assurance the Company will become profitable or that it will survive as a public company. These issues raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which could result in a loss to the Company but which will be resolved when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s management evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates it is probable that a material loss was incurred and the amount of the liability can be estimated, then the estimated liability is accrued in the Company’s financial statements. If the assessment indicates a potential material loss contingency is not probable but reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts was $786 (unaudited) and $751 as of June 30, 2012 and December 31, 2011, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market value.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of June 30, 2012 and December 31, 2011, inventory consisted entirely of finished goods valued at $2,817 (unaudited) and $3,358, respectively.

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

Automotive	5 years
Office Equipment	5 years

As of June 30, 2012 and December 31, 2011, property and equipment consisted of the following:

	2012	2011
		(audited)
Automotive	$650	$650
Office equipment	206	206
Sub Total	856	856
Less: accumulated depreciation	(780)	(763)
Total	$76	$93

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360 “Property, Plant and Equipment”, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2012 and December 31, 2011 (audited), there were no significant impairments of its long-lived assets.

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

The Company records revenues when title and the risk of loss pass to the customer.  Generally, these conditions occur on the date the customer takes delivery of the product.  Revenue is generated from sales of China 3C products through two main revenue streams:

1.	Retail. 74.5%, 62.9%, 71.6%, 63.4% of the Company's revenue came from sales to individual customers at outlets installed inside department stores etc. (i.e., store in store model) during the three and six months ended June 30, 2012 and 2011, and was mainly achieved through two broad categories:

a.	Purchase contracts. Sales by purchase contracts have terms of 30 days from the transfer of goods to the customer. Under this method, the Company delivers goods to places designated by the customers and receives confirmation of delivery. At that time, ownership and all risks associated to the goods are transferred to the customers and payment is made within 30 days. The Company relieves its inventory and recognizes revenue upon receipt of confirmation from the customer.
b.	Point of sale transfer of ownership. Under this method, the Company’s products are placed in third party stores and sold by the Company’s sales people. Upon purchase of the item by the customer, the Company relieves its inventory and recognizes revenue related to that item.

2.	Wholesale. 25.6%, 37.1%, 28.4%, 36.6% of the Company's revenue came from wholesale during the three and six months ended June 30, 2012 and 2011. Recognition of income in wholesales is based on the contract terms. The main contract terms on wholesale agreed that payments be paid 15 days after receipt of goods and that ownership and all risks associated with the goods are transferred to the customers on the date of goods received and payments will be made 15 days therefrom.

Sales revenue is therefore recognized on the following basis:

1.	Store in store model:

a.	For goods sold under sales and purchase contracts, revenue is recognized when goods are received by customers.
b.	For goods at customer outlets which the Company’s sales people operate, and inventory of goods is under joint control by the customers and the Company, revenue is recognized at the point of sale to the end buyer.

During public holidays or department store celebration periods, we provide certain sales incentives to retail customers to increase sales, such as gift giving and price reductions. These are the only temporary incentives during the specified periods. Sales made to our retail customers as a result of incentives are immaterial as a percentage of total sales revenue.

2.	Wholesale:

a.	Revenue is recognized at the date of goods are received by wholesale customers. We operate our wholesale business by selling to second-tier distributors and large department stores. Revenues from wholesale are recognized as net sales after confirmation with distributors. Net sales already take into account revenue dilution as they exclude inventory credit, discount for early payment, product obsolescence and return of products and other allowances. Net sales also take into account the return of products in accordance with relevant laws and regulations in China.

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

In light of the aforesaid PRC laws and regulations and the Company's arrangements with suppliers, we do not provide an accrual for any estimated losses on subsequent sale of the return of products.  As a result we do not engage in assessing levels of inventory in the distribution channel, product obsolescence and/or introductions of new products, as none of those factors have any impact on us with respect to estimating losses on subsequent sale of returned goods.  Goods return policy complies with the laws and regulations in China on consumer rights and product quality requirements. If the conditions and requirements as set out in the relevant laws and regulations are met, customers are able to return the goods unconditionally. In such cases, the Company shall accept the returns unconditionally. Goods returned will be redirected back to the manufacturers or suppliers who shall meet all losses on returns in accordance the laws and regulations. The Company will only be responsible for assisting the process of execution of goods return. The Company shall not bear any loss from goods returned. As a result, we do not provide any accrual on subsequent return of goods sold.

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

Shipping and handling fees during the three and six months ended June 30, 2012 and 2011, were as follows:

	2012	2011
Three months ended June 30,	$10	$20
Six months ended June 30,	24	39

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

Management fees during the three and six months ended June 30, 2012 and 2011, were as follows:

	2012	2011
Three months ended June 30,	$298	$653
Six months ended June 30,	613	2,585

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

Advertising expenses during the three and six months ended June 30, 2012 and 2011, were as follows:

	2012	2011
Three months ended June 30,	$-	$176
Six months ended June 30,	131	210

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

Basic and Diluted Loss per Share

Loss per share is calculated in accordance with FASB ASC Topic 260, “Earnings per Share”. Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (losses) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. If convertible shares and stock options are anti-dilutive, the impact of conversion is not included in the diluted net income (loss) per share. Excluded from the calculation of diluted (loss) per share for the three and six months ended June 30, 2012 and 2011 was 50,000 options, as they were not dilutive.

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

Segment Reporting

FASB ASC Topic 280, “Segment Reporting”, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company operated in four segments before the acquisition of Jinhua in July 2009. Since then, the Company operated in five segments until Sanhe and Joy & Harmony ceased operations at the end of 2011. As a result, the Company operates in three segments in 2012 (see Note 14).

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

In December 2011, FASB issued ASU 2011-11, Disclosures about offsetting Assets and Liabilities, requiring additional disclosure about offsetting and related arrangements. ASU 2011-11 is effective retrospectively for periods beginning on or after January 1, 2013. The adoption of ASU 2011-11 will not have a material impact on the Company’s future financial position, results of operations or liquidity.

In July 2012, FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. ASU 2012-02 allows an entity the option of first performing a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The adoption of ASU 2012-02 will not have a material impact on the Company’s consolidated financial statements.

Note 3 – ADVANCES TO SUPPLIERS

Advances to suppliers represent advance payments to suppliers for the purchase of inventory.

Note 4 – STOCK BASED COMPENSATION

On May 17, 2012, the Company amended the 2011 Restricted Stock Plan and increased the number of shares of common stock that may be granted to 20,500,000.

Effective May 17, 2012, the Company granted 17,500,000 shares of restricted common stock to the CEO pursuant to the employment agreement. The shares shall be vested over three years with 5,833,333 vesting on the first anniversary of the grant date, 5,833,333 on the second and 5,833,334 on the third. The common stock was valued at grant date with a fair value of $1,050. During the three and six months ended June 30, 2012, $44 was recognized as stock based compensation expense.

Note 5 - OPTIONS

Options issued have a ten-year life and were fully vested upon issuance. The option holder has no voting or dividend rights. The grant price was the market price at the date of grant. The Company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the date of grant stock option pricing.

Outstanding options by exercise price consisted of the following as of June 30, 2012:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$4.16	50,000	5.50	$4.16	50,000	$4.16

During 2011 and 2012, the Company did not issue any stock options. The 50,000 stock options outstanding as of June 30, 2012 were issued in 2007 to our former director Mr. Kenneth Berents, which has a 10 year term and vested immediately upon issuance.

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

The following table presents the weighted-average assumptions used in the valuation at the grant date and the resulting weighted average fair value per option granted:

Term:	10 years
Expected volatility:	130%
Risk-free interest rate	2%
Dividend yield	0%
Weighted-average grant date fair value:	$4.50

Note 6 - COMPENSATED ABSENCES

Regulation 45 of the labor laws in the PRC entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 7 - INCOME TAXES

The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense recognized during the three and six months ended June 30, 2012 and 2011.

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

The US entity, China 3C is subject to the US federal income tax at 34%. The US entity does not conduct any operations and only incurs public company expenses, such as legal fees, accounting fees, investor relations expenses and filing fees. In applying step one, we determined it is more likely than not that all of the Company’s deferred tax assets will not be realized. As of June 30, 2012, the US entity has incurred net accumulated operating losses of $3,881 for income tax purposes. As a result, $1,320 of valuation allowance was recorded to reduce the deferred tax asset to zero. The net change in valuation allowance was $72, $85, $175 and $310 for the three and six months ended June 30, 2012 and 2011, respectively for the US entity.

The PRC subsidiaries, Sanhe, Wang Da, Joy& Harmony, Yiwu and Zhejiang are subject to the PRC income tax at 25%. Jinhua is subject to PRC income tax using simplified tax system. During the three and six months ended June 30, 2012 and 2011, the PRC subsidiaries incurred an adjusted net operating loss of $3,364, $2,889, $6,253 and $4,821. In applying step one, management believes these subsidiaries will continue to incur losses in the near future due to high market competition, slowing market demand, rising labor and fuel costs. We believe it is more likely than not that the subsidiaries will not be able to benefit from the deferred tax assets in association with the operating losses. The net change in valuation allowance was $841, $722, $1,563 and $1,224 for the three and six months ended June 30, 2012 and 2011, respectively for the PRC subsidiaries.

The components of deferred income tax assets and liabilities as of June 30, 2012 and December 31, 2011 (audited) are as follows:

	2012	2011
Deferred tax assets:
U.S. net operating losses	$175	$300
PRC net operating losses	1,563	12,939
Total deferred tax assets	1,738	13,239
Less valuation allowance	(1,738)	(13,239)
	$-	$-

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate for the three and six months ended June 30, 2012 and 2011 is as follows:

Three Months Ended June 30,	2012	2011
(Credit) tax at US Statutory Rate	(34.0)%	(34.0)%
Tax rate difference	8.4%	8.4%
Other	0.7%	1.2%
Valuation allowance	25.6%	25.6%
Effective rate	0.7%	1.2%

Six Months Ended June 30,	2012	2011
(Credit) tax at US Statutory Rate	(34.0)%	(34.0)%
Tax rate difference	8.3%	7.6%
Other	1.0%	1.9%
Valuation allowance	25.7%	26.8%
Effective rate	1.0%	2.3%

Note 8 - COMMITMENTS

The Company leases office facilities under operating leases that terminate through 2015.

Rent expense during the three and six months ended June 30, 2012 and 2011, was as follows:

	2012	2011
Three months ended June 30,	$108	$88
Six months ended June 30,	209	215

The future minimum obligations under these agreements are as follows by years as of June 30, 2012:

2013	$381
2014	159
2015	76
$616

Note 9 - STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a WFOE’s income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves and statutory public welfare fund. Prior to January 1, 2006, the proportion of allocation for reserve was 10% of the profit after tax to the surplus reserve fund and additional 5-10% to the public affair fund. The public welfare fund reserve was limited to 50% of the registered capital. Effective January 1, 2006, there is now only one fund requirement. The reserve is 10% of income after tax, not to exceed 50% of registered capital.

Statutory reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2012, the Company had allocated $11,543 to these non-distributable reserve funds.

Note 10 – DISCONTINUED OPERATIONS

In 2011, Sanhe closed all its 210 stores in stores. Joy & Harmony closed all its 196 stores in stores. Letong closed its direct retail and franchise operation. All three entities ceased operation as of December 31, 2011. Sanhe, Joy & Harmony and Letong will be legally dissolved in 2012. As such, Sanhe, Joy & Harmony and Letong were reported as discontinued operations in the financial statements, and accordingly, the results of operations were reclassified for all periods to conform to the current period's presentation.

The following table summarizes the assets and liabilities of the discontinued operations as of June 30, 2012 and December 31, 2011 included in the Consolidated Balance Sheets:

	2012	2011
Cash	$116	$637
Accounts receivable, net	-	5,120
Prepaid expenses and other assets	-	24
Property, plant and equipment	3	5
Total assets	119	5,786

Accounts payable	-	153
Accrued expenses	-	367
Other	52	11
Total liabilities	52	531

Net assets	$67	$5,255

The following table summarizes the operating results of the discontinued operations for the three and six months ended June 30, 2012 included in the Consolidated Statements of Operations and Comprehensive Loss:

Three Months Ended June 30,	2012	2011
Sales, net	$-	$18,950
Cost of sales	-	17,157
Gross profit	-	1,793
General and administrative expenses	12	4,401
Loss from discontinued operations	(12)	(2,608)
Other Income (Expense)	-	7
Loss before income taxes	(12)	(2,601)
Provision for income taxes	-	-
Net loss from discontinued operations, net of income tax	$(12)	$(2,601)

Six Months Ended June 30,	2012	2011
Sales, net	$-	$40,012
Cost of sales	-	36,283
Gross profit	-	3,729
General and administrative expenses	630	8,055
Loss from discontinued operations	(630)	(4,326)
Other Income (Expense)	(632)	14
Loss before income taxes	(1,262)	(4,312)
Provision for income taxes	-	-
Net loss from discontinued operations, net of income tax	$(1,262)	$(4,312)

Note 11- OTHER COMPREHENSIVE INCOME

Other comprehensive income as included in stockholders’ equity for the three and six months ended June 30, 2012 and 2011, represents foreign currency translation adjustment.

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

Note 13 - MAJOR CUSTOMERS AND CREDIT RISK

During the three and six months ended June 30, 2012 and 2011, no customer accounted for more than 10% of the Company’s sales or accounts receivable and no vendor accounted for more than 10% of the Company’s purchases.

Note 14 -   SEGMENT INFORMATION

We separately operate and prepare accounting and other financial reports to management for three business organizations (Wang Da, Yiwu and Jinhua). Each of the individual operating companies corresponds to different product groups.  Wang Da mainly operates mobile phones, Yiwu mainly operates office communication products and Jinhua provides logistics to businesses in Eastern China. “Other” segment includes China 3C (the US holding company), CFDL and Zhejiang; China 3C and CFDL have no operations except for incurring public company expenses. Zhejiang started direct retail operation in 2009 and closed all direct and franchise stores in 2011. Zhejiang’s operation is reported in “Other” segment. All segments are accounted for using the same principles as described in Note 2.

We identified three reportable segments required by ASC 280, “Segment Reporting”: (1) mobile phones, (2) communication products, (3) logistics.

The following tables present summarized information by segment:

	Three Months Ended June 30, 2012
	Mobile	Communication
	Phones	Products	Logistics	Other	Total
Sales, net	$5,125	$687	$1,068	$-	$6,880
Cost of sales	4,923	651	1,339	-	6,913
Gross profit (loss)	202	36	(271)	-	(33)
Loss from operations	$(923)	$(632)	$(830)	$(535)	$(2,920)

	Three Months Ended June 30, 2011
	Mobile	Communication
	Phones	Products	Logistics	Other	Total
Sales, net	$10,160	$3,368	$2,185	$-	$15,713
Cost of sales	9,573	3,000	2,575	-	15,148
Gross profit (loss)	587	368	(390)	-	565
Loss from operations	$(1,028)	$(505)	$(867)	$(649)	$(3,049)

For the three months ended June 30, 2012, the enterprise-wide revenue derived from each group of products was as follows:

•	Mobile phones was $3,536, TV $127, computers $394 and other accessories $1,068.
•	Office equipment was $687, including fax machines $546, telephones $131 and other accessories $10.

For the three months ended June 30, 2011, the enterprise-wide revenue derived from each group of products was as follows:

•	Mobile phones was $10,160.
•	Office equipment was $3,368, including fax machines $2,046, telephones $528, printers $206, computers $425 and other accessories $163.
•	Logistics was $2,185.

	Six Months Ended June 30, 2012
	Mobile	Communication
	Phones	Products	Logistics	Other	Total
Sales, net	$10,367	$1,652	$2,574	$-	$14,593
Cost of sales	9,791	1,578	3,362	-	14,731
Gross profit (loss)	576	74	(788)	-	(138)
Loss from operations	$(2,150)	$(1,245)	$(1,593)	$(1,053)	$(6,041)

	Six Months Ended June 30, 2011
	Mobile	Communication
	Phones	Products	Logistics	Other	Total
Sales, net	$21,746	$7,611	$4,387	$-	$33,744
Cost of sales	20,371	6,845	4,869	-	32,085
Gross profit (loss)	1,375	766	(482)	-	1,659
Loss from operations	$(1,773)	$(850)	$(1,308)	$(1,642)	$(5,573)

For the six months ended June 30, 2012, the enterprise-wide revenue derived from each group of products was as follows:

•	Mobile phones was $8,241, TV $290, computers $628 and other accessories $1,208.
•	Office equipment was $1,652, including fax machines $1,008, telephones $242, printers $78, computers $242 and other accessories $82.
•	Logistics was $2,574.

For the six months ended June 30, 2011, the enterprise-wide revenue derived from each group of products was as follows:

•	Mobile phones was $21,746.
•	Office equipment was $7,611, including fax machines $4,524, telephones $1,305, printers $465, computers $810 and other accessories $507.
•	Logistics was $4,387.

Total assets by segment as of June 30, 2012 and December 31, 2011(audited) are as follows:

	Mobile	Communication
	Phones	Products	Logistics	Other	Total
2012	$5,782	$1,504	$788	$31	$8,105	*
2011	$9,293	$4,046	$1,098	$777	$15,214	*

* Continuing operations only.

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

On August 3, 2006, Capital acquired 100% of the equity of Sanhe for a combination of cash and stock transaction valued at $8,750 (consisting of 915,751 newly issued shares of the Company’s common stock and $5,000 in cash).

On November 28, 2006, Capital acquired 100% of the equity of Joy & Harmony for a combination of cash and stock valued at $18,500 (consisting of 2,723,110 shares of the Company’s common stock and $7,500 in cash).

In 2009, Zhejiang started establishing direct electronic retail stores and franchise operation.

On July 6, 2009, Zhejiang and Yiwu acquired Jinhua, a company organized under the laws of the PRC. Zhejiang acquired 90% and Yiwu acquired 10% of the entire equity interests in Jinhua from the shareholders of Jinhua for RMB 120,000,000 ($17,500) in cash.

Yiwu, Wang Da, Sanhe and Joy & Harmony were engaged in the resale and distribution of third party products and generate approximately 100% of their revenue from resale of items such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPod, electronic dictionaries, CD players, radios, and audio systems. We sell and distribute products through retail stores and secondary distributors. We operate most of our retail operations through our “store in store” model. Under this model, the Company leases space in major department stores and retailers. Leasing costs can vary based on a percentage of sales, or can be fixed. In the three and six months ended June 30, 2012 and 2011, all of our stores in stores leases were variable based on sales. Following the acquisition of Jinhua, the Company began providing logistical services to businesses in addition to its traditional business of resale and distribution of third party products such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPods, electronic dictionaries, CD players, radios and audio systems.

During 2011, Zhejiang closed all direct stores and franchise stores. Sanhe closed all its 210 stores in stores. Joy & Harmony closed all its 196 stores in stores. All three entities ceased operation as of December 31, 2011. As a result, the Company focuses on distributing office appliances, mobile phones and digital products as well as providing logistic service.

Results of Operations for the Three and Six months Ended June 30, 2012 and 2011

Reportable Operating Segments

The Company reports financial and operating information in the following three active segments:

a)	Yiwu
b)	Wang Da
c)	Jinhua

a)	Yiwu

Yiwu focuses on the selling, circulation and modern logistics of fax machines and cord phone products.

	Six Months Ended June 30,		Percentage
Yiwu	2012	2011	Change
Revenue	$1,652	$7,611	(78.3)%
Gross Profit	74	766	(90.4)%
Profit Margin	4.5%	10.1%	(5.6)%
Operating Loss	(1,245)	(850)	(46.5)%

	Three Months Ended June 30,		Percentage
Yiwu	2012	2011	Change
Revenue	$687	$3,368	(79.6)%
Gross Profit	36	368	(90.2)%
Profit Margin	5.2%	10.9%	(5.7)%
Operating Loss	(632)	(505)	(25.1)%

For the six months ended June 30, 2012, Yiwu generated revenue of $1,652, a decrease of $5,959 or 78.3% compared to $7,611 for the six months ended June 30, 2011. Gross profit decreased $692 or 90.4% from $766 for the six months ended June 30, 2011 to $74 for the six months ended June 30, 2012. Profit margin decreased 5.6% from 10.1% in the six months ended June 30, 2011 to 4.5% in the six months ended June 30, 2012.

For the three months ended June 30, 2012, Yiwu generated revenue of $687, a decrease of $2,681 or 79.6% compared to $3,368 for the three months ended June 30, 2011. Gross profit decreased $332 or 90.2% from $368 for the three months ended June 30, 2011 to $36 for the three months ended June 30, 2012. Profit margin decreased 5.7% from 10.9% in the three months ended June 30, 2011 to 5.2% in the three months ended June 30, 2011.

The decrease was a result of lower market demand for office appliances and the closing of 67 stores in stores in the first quarter and 53 stores in the second quarter of 2012. In addition, Yiwu is transferring computer businesses to Wang Da, which also contributed to the decrease in revenue. Lower profit margin was also due to shrinking demand as well as increased promotional events to maintain market share. Since market demand decreased, Yiwu did not have the bargaining power to increase unit sales price as much as the increase in purchase costs of office appliances.

Operating loss was $1,245 and $632 for the six and three months ended June 30, 2012, an increase of $395 and $127 compared to $850 and $505 for the six and three months ended June 30, 2011. Operating loss increased primarily due to decreased gross profit.

b)	Wang Da

Wang Da focuses on the selling, circulation and modern logistics of cell phones, cell phones products, and digital products, including digital cameras, digital camcorders, PDAs, flash disks, and removable hard disks.

	Six Months Ended June 30,		Percentage
Wang Da	2012	2011	Change
Revenue	$10,367	$21,746	(52.3)%
Gross Profit	576	1,375	(58.1)%
Profit Margin	5.6%	6.3%	(0.7)%
Operating Loss	(2,150)	(1,773)	(21.3)%

	Three Months Ended June 30,		Percentage
Wang Da	2011	2010	Change
Revenue	$5,125	$10,160	(49.6)%
Gross Profit	202	587	(65.6)%
Profit Margin	3.9%	5.8%	(1.9)%
Operating Loss	(923)	(1,028)	(10.2)%

For the six months ended June 30, 2012, Wang Da generated revenue of $10,367, a decrease of $11,379 or 52.3% compared to $21,746 for the six months ended June 30, 2011. Gross profit decreased $799 or 58.1% from $1,375 for the six months ended June 30, 2011 to $576 for the six months ended June 30, 2012. Profit margin decreased from 6.3% in the six months ended June 30, 2012 to 5.6% in the six months ended June 30, 2011, a decrease of 0.7%.

For the three months ended June 30, 2012, Wang Da generated revenue of $5,125, a decrease of $5,035 or 49.6% compared to $10,160 for the three months ended June 30, 2011. Gross profit decreased $385 or 65.6% from $587 for the three months ended June 30, 2011 to $202 for the three months ended June 30, 2012. Profit margin decreased from 5.8% in the three months ended June 30, 2011 to 3.9% in the three months ended June 30, 2012, a decrease of 1.9%.

The decrease in revenue was primarily due to the closing of 75 stores in stores and 23 during the second quarter of 2012. The decrease in gross profit and profit margin was due to the decrease in demand for domestic cell phones, which had a higher profit margin than brand name cell phones such as Nokia, Motorola and Samsung.

Operating loss was $2,150 and $923 for the six and three months ended June 30, 2012 compared to $1,773 and $1,028 for the six and three months ended June 30, 2010. Operating loss increased during the first six months of 2012 primarily due to lower gross profit and higher bad debt expenses. Operating loss decreased during the second quarter primarily due to the closing of 23 stores in stores to cut operating expenses.

c)	Jinhua

Jinhua provides transportation service to business and transports freight, including electronics, machinery and equipment, metal products, chemical materials, garments and handicraft goods, in more than 20 cities in Eastern China. Its transportation services cover many of the most developed cities in Eastern China such as Shanghai, Hangzhou and Nanjing.

	Six Months Ended June 30,		Percentage
Jinhua	2012	2011	Change
Revenue	$2,574	$4,387	(41.3)%
Gross (Loss)	(788)	(482)	(63.5)%
(Loss) Margin	(30.6)%	(11.0)%	(19.6)%
Operating Loss	(1,593)	(1,308)	(21.8)%

	Three Months Ended June 30,		Percentage
Jinhua	2012	2011	Change
Revenue	$1,608	$2,185	(51.1)%
Gross (Loss)	(271)	(390)	30.5%
(Loss) Margin	(16.9)%	(17.8)%	(0.9)%
Operating Loss	(830)	(867)	(4.3)%

For the six months ended June 30, 2011, Jinhua generated revenue of $2,574, a decrease of $1,813 or 41.3% compared to $4,387 for the six months ended June 30, 2011. Gross (loss) decreased $306 or 63.5% from $(482) for the six months ended June 30, 2011 to $(788) for the six months ended June 30, 2012. (Loss) margin increased from (11.0)% to (30.6)% in 2012, an increase of 19.6%.

For the three months ended June 30, 2012, revenue decreased from $2,185 for the three months ended June 30, 2012 to $1,608 for the three months ended June 30, 2011, a decrease of $1,117 or 51.1%. Gross (loss) decreased $119 or 30.5% from $(390) for the three months ended June 30, 2011 to $(271) for the three months ended June 30, 2012. (Loss) margin decreased 0.9% from (17.8)% for the three months ended June 30, 2011 to (16.9)% for the three months ended June 30, 2012.

Revenue decreased primarily due to Jinhua’s distribution center in Yiwu city is under Government’s compulsory relocation. However, the new logistic center built by the government is still under construction and not ready for use. As a result, we used a temporary distribution center for operations. This affected Jinhua’s operations and caused Jinhua’s revenue to decrease. Operating losses decreased primarily due to a cut in labor cost and reduction in operating costs associated with the decrease in revenue.

Net Sales

Net sales for the six months ended June 30, 2012 decreased by 56.8%, to $14,593 compared to $33,744 for the six months ended June 30, 2011. Net sales for the three months ended June 30, 2012 decreased by 56.2%, to $6,880 compared to $15,713 for the three months ended June 30, 2011. The decrease was attributable to the increased competition in the electronics market in China as well as the closing of 142 stores in the first quarter and 76 stores in the second quarter 2012.

Percentage of sales

In the six months ended June 30, 2012 and 2011, we earned 74.4% of our sales from our retail and 25.6% from our wholesale operations.

Percentage of sales from retail and wholesale operations for each segment is as follows:

	Yiwu	Wang Da	Total
Retail	67.2%	81.7%	74.4%
Wholesale	32.8%	18.3%	25.6%

Cost of Sales (“COS”)

COS for the six months ended June 30, 2012 was $14,731 compared to $32,085 for the six months ended June 30, 2011, a decrease of 54.1%. COS for the three months ended June 30, 2012 was $6,913 compared to $15,148 for the three months ended June 30, 2011, a decrease of 54.4%. The decreased COS for the three months was a result of the decrease in sales from the comparable period. In addition, higher fuel cost and higher cost of consumer electronics also contributed to the increased cost of sales.

Profit (Loss) Margin

Profit (Loss) margin for the six months ended June 30, 2012 was (0.9)% compared to 4.9% for the six months ended June 30, 2011. Profit margin for the three months ended June 30, 2012 was (0.5)% compared to 3.6% for the three months ended June 30, 2011. The lower profit margin was primarily due to the decreased unit sales prices of consumer and business electronics in the competitive market in China. In addition, international brand name electronics represented a higher percentage of sales in the first six months of 2012 compared to 2011. The increased sales of brand name electronics led to lower profit margin since brand name electronics have lower profit margins compared to domestic products. For the logistics segment, the decrease in profit margin was primarily due to increased fuel cost.

General and Administrative (“G&A”) Expenses

G&A expenses for the six months ended June 30, 2012 were $5,903 or 40.5% of net sales, compared to $7,232 or 21.4% of net sales for the six months ended June 30, 2011, a decrease of 18.4%. G&A expenses for the three months ended June 30, 2012 were $2,887 or 40.2% of net sales, compared to $3,614 or 23.0% of net sales for the three months ended June 30, 2011, a decrease of 20.1%. The decrease in G&A expenses for the three and six months ended June 30, 2012 was primarily due to closing of stores in stores to cut operating expenses.

Operating Loss from Continuing Operations

Operating loss for the six months ended June 30, 2012 was $6,041 or 41.4% of net sales compared to $5,573 or 16.5% of net sales for the six months ended June 30, 2011, an increase of 8.4%. Operating loss for the three months ended June 30, 2012 was $2,920 or 42.4% of net sales compared to $3,049 or 19.4% of net sales for the three months ended June 30, 2011, a decrease of 4.2%. Lower sales, lower gross profit as well as increased operating expenses were the key factors for the increase in loss from operations during the three and six months ended June 30, 2012 compared to 2011.

Provision for Income Taxes

The provision for income taxes for the six months ended June 30, 2012 was $64 compared to $129 for the six months ended June 30, 2011. The provision for income taxes for the three months ended June 30, 2012 was $26 compared to $38 for the three months ended June 30, 2011. Income tax expense was not significant due to all subsidiaries of China 3C having losses in the three and six months ended June 30, 2012. Jinhua was the only subsidiary that incurred nominal income tax expenses because Jinhua uses simplified tax system, which imposes taxes on sales instead of operating income.

Net Loss from Continuing Operations

Net loss was $6,877 or 47.1% of net sales for the six months ended June 30, 2012 compared to $5,881 or 17.4% of net sales for the six months ended June 30, 2011, an increase of 18.3%. Net loss was $3,348 or 48.7% of net sales for the three months ended June 30, 2012 compared to $3,133 or 19.9% of net sales for the three months ended June 30, 2011, an increase of 6.9%. Decreased sales revenue, lower gross profit and higher operating expenses were the critical factors which contributed to the decrease in net income.

Net Loss from Discontinued Operations

Net loss from discontinued operations for the three months ended June 30, 2012 was $(12) compared to $(2,601) for 2011, a decrease of $2,589. Net loss from discontinued operations for the six months ended June 30, 2012 was $(1,262) compared to $(4,312) for 2011, a decrease of $3,050.

Net Loss

Net loss was $8,139 or (55.8)% of net sales for the six months ended June 30, 2012 compared to $10,193 or (30.2)% of net sales for the six months ended June 30, 2011, a decrease of 20.2%. The decrease in net loss was primarily due to the closing of Sanhe and Joy & Harmony to cut losses.

Net loss was $3,360 or (48.8)% of net sales for the three months ended June 30, 2012 compared to $5,734 or (36.5)% of net sales for the three months ended June 30, 2011, a decrease of 41.4%. The decrease in net loss was primarily due to the closing of Sanhe and Joy & Harmony to cut losses.

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
RMB/$ exchange rate at period end	0.1585	0.1574	0.1585	0.1574
Average RMB/$ exchange rate for the periods	0.1587	0.1549	0.1585	0.1537

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated results of operations. As a result of the translation, China 3C recorded a foreign currency gain of $99, $5, $694 and $449 in the six and three months of 2012 and 2011, which is a separate line item on the Statements of Operations and Comprehensive Loss.

Liquidity and Capital Resources

Operations and liquidity needs are funded primarily through cash flows from operations. Cash and equivalents were $1,810 at June 30, 2012, compared to $17,330 at June 30, 2011, and $5,778 at December 31, 2011.

We believe the funds available to us are adequate to meet our operating needs for the remainder of 2012.

Our cash flows for the six month periods are summarized as follows:

	2012	2011
Net cash (used in) operating activities	$(4,010)	$(9,640)
Net cash (used in) investing activities	-	(2)
Effect of exchange rate change on cash and equivalents	42	723
Net decrease in cash and equivalents	(3.968)	(8,919)
Cash and equivalents at beginning of period	5,778	26,249
Cash and equivalents at end period	$1,810	$17,330

Operating Activities

Net cash used in operating activities was $4,010 for the six months ended June 30, 2012 compared to $9,640 for the six months ended June 30, 2011, a 58.4% decrease.  The decrease was mainly attributable to several factors, including (i) net loss of $8,095 in 2012 compared to $10,193 in 2011; (ii) decrease in accounts receivable of $6,891; (iii) decrease in advance to suppliers of $1,457, offset by the increase in accounts payable of $1,483 and accrued expense of $3,174 in the six months ended June 30, 2012, and add back stock compensation of $282.

	Six Months Ended June 30,
	2012	2011	Percentage Change

Sales, Net	$14,593	$33,744	(56.8)%

Accounts receivable	$3,151	$10,991	(71.3)%

Accounts receivable decreased 71.3% in the first six months of 2012 while sales decreased 56.8%. Management monitors and periodically assesses the collectability of accounts receivable to ensure the allowance for bad debt account is reasonably estimated. Collection of debt is based on the terms of legal binding documents. Our account receivable department has periodically reviewed the allowance for doubtful accounts. The bad debt allowance is based on the aging of receivables, credit history and credit quality of the customers, the term of the contracts as well as the balance outstanding. If an account receivable item is considered probable to be uncollectible, it will be charged to bad debts immediately.

Cash and equivalents as of June 30, 2012 and December 31, 2011 were solely bank accounts in US and China. Specifically, cash and equivalents for each subsidiary as of June 30, 2012 and December 31, 2011 included:

(all amounts are denominated at thousands)

Name of Entities	Region	Currency	June 30, 2012	December 31, 2011
China 3C Group	US entity	USD	7	26
Zhejiang	Chinese entity	RMB	1,607	4,847
Yiwu	Chinese entity	RMB	2,698	4,611
Wang Da	Chinese entity	RMB	4,241	20,182
Jinhua	Chinese entity	RMB	2,098	2,852

Cash equivalents held in the PRC subsidiaries are not freely transferrable outside the country. The amounts not freely transferable as of June 30, 2012 and December 31, 2011 were RMB 10,644 ($1,687) and RMB 36,541 ($5,752).

Capital Expenditures

We did not have any material capital expenditures for the first six months of 2012 or 2011.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures as of June 30, 2012, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal controls identified in our Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2012 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, however, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.

Item 1A. Risk Factors.

There have been no material changes from the Risk Factors previously disclosed in the Company’s Form 10-K for its year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Document Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101	The following financial statements from China 3C Group’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Operations and Comprehensive Loss (unaudited); (iii) the Consolidated Statements of Cash Flows (unaudited); and, (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA 3C GROUP

Date: August 14, 2012	By:	/s/ Zhenggang Wang
Name: Zhenggang Wang
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Weiping Wang
Name: Weiping Wang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101	The following financial statements from China 3C Group’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Operations and Comprehensive Loss (unaudited); (iii) the Consolidated Statements of Cash Flows (unaudited); and, (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

