Form 10-Q
period 2012-09-30
China 3C Group
filed 2012-11-14
CIK 1076784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 9, 2012, the registrant had 93,911,327 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA 3C GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current assets:
Cash and equivalents	$2,208	$5,778
Accounts receivable, net	3,109	9,967
Inventories	2,581	3,358
Advances to suppliers	39	1,666
Prepaid expenses and other current assets	144	145
Total current assets	8,081	20,914

Property, plant and equipment, net	54	93
Total assets	$8,135	$21,007

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short term loans	$2,532	$-
Accounts payable	1,054	2,572
Accrued expenses	461	3,667
Income taxes payable	757	1,409
Total liabilities	4,804	7,648

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 93,911,327 and 58,911,327 issued and outstanding as of September 30, 2012 and December 31, 2011	94	59
Additional paid-in capital	23,863	21,674
Subscription receivable	(50)	(50)
Statutory reserve	11,543	11,543
Other comprehensive income	7,849	7,763
Accumulated deficit	(39,968)	(27,630)
Total stockholders' equity	3,331	13,359
Total liabilities and stockholders' equity	$8,135	$21,007

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

NINE MONTHS ENDED SEPTEMBER 30, 2012 and 2011 (UNAUDITED)

(in thousands)

	2012	2011

Net sales	$15,938	$30,572
Cost of sales	15,171	28,947
Gross profit	767	1,625
Selling, general and administrative expenses	6,624	5,657
Loss from continuing operations	(5,857)	(4,032)
Other (income) expense:
Interest income	(2)	(12)
Other income	(1)	(96)
Other expense	869	89
Total other expense (income)	866	(19)

Loss from continuing operations before income taxes	(6,723)	(4,013)
Provision for income taxes	-	1
Loss from continuing operations	(6,723)	(4,014)

Loss from discontinued operations, net of income taxes of $77 for 2012 and $152 for 2011	(5,614)	(24,685)

Net loss	(12,337)	(28,699)
Foreign currency translation adjustments	86	1,175
Comprehensive loss	$(12,251)	$(27,524)

Basic and diluted loss per share:
Continuing operations	$(0.10)	$(0.07)
Discontinued operations	(0.08)	(0.43)
Net loss per share	$(0.18)	$(0.50)

Weighted average shares outstanding:
Basic and Diluted	68,938,699	57,984,001

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

THREE MONTHS ENDED SEPTEMBER 30, 2012 and 2011 (UNAUDITED)

(in thousands)

	2012	2011

Net sales	$5,570	$8,550
Cost of sales	5,381	8,317
Gross profit	189	233
Selling, general and administrative expenses	2,844	1,559
Loss from continuing operations	(2,655)	(1,326)
Other (income) expense:
Interest income	(1)	(5)
Other income	(1)	(96)
Other expense	247	-
Total other expense (income)	245	(101)

Loss from continuing operations before income taxes	(2,900)	(1,225)
Provision (benefit) for income taxes	-	(20)
Loss from continuing operations	(2,900)	(1,205)

Loss from discontinued operations, net of income taxes of $13 for 2012 and $43 for 2011	(1,301)	(17,300)

Net loss	(4,201)	(18,505)
Foreign currency translation adjustments	(13)	481
Comprehensive loss	$(4,214)	$(18,024)

Basic and diluted loss per share:
Continuing operations	$(0.03)	$(0.02)
Discontinued operations	(0.02)	(0.30)
Net loss per share	$(0.05)	$(0.32)

Weighted average shares outstanding:
Basic and Diluted	83,068,936	58,585,240

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2012 and 2011 (UNAUDITED)

(in thousands)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,337)	$(28,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20	109
Amortization of intangible assets	-	1,048
Goodwill impairment	-	11,229
Stock based compensation	2,223	892
Gain on disposal of fixed assets	(33)	-
(Increase) / decrease in assets:
Accounts receivable	6,922	926
Tax receivable	-	1,234
Inventories	796	408
Advances to suppliers	1,639	2
Prepaid expenses and other current assets	1	378
(Increase) / decrease in current liabilities:
Accounts payable	(1,534)	511
Accrued expenses	(3,230)	(3,268)
Income taxes payable	(660)	(71)
Net cash used in operating activities	(6,193)	(17,153)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4)	(427)
Proceeds from disposal of equipment	56	-
Net cash provided by (used in) investing activities	52	(427)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from short term loans	2,536	-
Net cash provided by financing activities	2,536	-

Effect of exchange rate changes on cash and equivalents	35	1,587
Net decrease in cash	(3,570)	(15,993)
Cash and equivalents, beginning of period	5,778	26,249
Cash and equivalents, end of period	$2,208	$10,256

Supplemental disclosure of cash flow information:
Interest paid	$25	$-
Income taxes paid	$729	$888

The accompanying notes are an integral part of these consolidated financial statements.

CHINA 3C GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

We sell and distribute products through retail stores and secondary distributors. We operate most of our retail operations through our “store in store” model. Under this model, the Company leases space in major department stores and retailers. Leasing costs can vary based on the percentage of sales, or can be fixed. In the three and nine months ended September 30, 2012 and 2011 all of our stores in stores leases were variable based on sales.

Following the acquisition of Jinhua, the Company began providing logistic service to businesses in addition to its traditional business of resale and distribution of third party products.

ORGANIZATIONAL CHART

Our corporate structure as of September 30, 2012 is as follows:

* These entities ceased operation as of December 31, 2011.

** These entities ceased operation as of September 30, 2012.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  The Company’s subsidiaries – Wang Da, Yiwu, Joy & Harmony, Sanhe, Jinhua and Zhejiang’s functional currency is the Chinese Renminbi (“RMB”), however, the accompanying consolidated financial statements were translated and presented in United States Dollars (“$”, or “USD”). China 3C is the parent company that was incorporated on August 20, 1998 under the laws of the State of Nevada. The parent company has no operations; therefore, it has no sales. The main activities of China 3C were incurring public company expenses. China 3C pays all of its expenses in USD. Therefore, we believe China 3C’s functional currency is USD. Capital was incorporated on July 22, 2004 under the laws of the BVI. Capital is a holding company and has no operations. As a result, we determined that China 3C and Capital’s functional currency is USD.

Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company realized net losses of $52,844 and $24,927 for the years ended December 31, 2011 and 2010, respectively, as well as $12,337 through the first nine months of 2012, accumulating a deficit of $39,968 as of September 30, 2012. In addition, the Company’s cash position has continued to deteriorate since 2010. There can be no assurance the Company will become profitable or that it will survive as a public company. These issues raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Currency Translation

The accounts of Zhejiang, Wang Da, Yiwu, Sanhe, Joy & Harmony and Jinhua were maintained, and its financial statements were expressed in RMB. Such financial statements were translated into USD in accordance with FASB ASC 830-10, “Foreign Currency Translation,” with the RMB as the functional currency. According to FASB ASC Topic 830-10, assets and liabilities were translated at the ending exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported as other comprehensive income in accordance with FASB ASC Topic 220, “Reporting Comprehensive Income,” as a component of shareholders’ equity. Transaction gains and losses are reflected in the consolidated statements of operations and comprehensive loss.

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

Risks and Uncertainties

The Company is subject to risks from, among other things, competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which could result in a loss to the Company but which will be resolved when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves judgment. In assessing loss contingencies arising from legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s management evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates it is probable that a material loss was incurred and the amount of the liability can be reasonably estimated, then the estimated liability is accrued in the Company’s financial statements. If the assessment indicates a potential material loss contingency is not probable but reasonably possible, or is probable but cannot be reasonably estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee is disclosed.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts was $253 (unaudited) and $751 as of September 30, 2012 and December 31, 2011, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market value.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of September 30, 2012 and December 31, 2011, inventory consisted entirely of finished goods valued at $2,581(unaudited) and $3,358, respectively.

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

Automotive	5 years
Office Equipment	5 years

As of September 30, 2012 and December 31, 2011 (audited), property and equipment consisted of the following:

	2012	2011
Automotive	$286	$650
Office equipment	210	206
Total	496	856
Less: accumulated depreciation	(442)	(763)
Total	$54	$93

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360 “Property, Plant and Equipment”, which requires impairment losses be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value (“FV”) of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that FVs are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2012 and December 31, 2011 (audited), there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

FASB ASC Topic 825 “Financial Instruments” requires that the Company disclose estimated FVs of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of FV.

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

The Company records revenues when title and the risk of loss pass to the customer.  Generally, these conditions occur on the date the customer takes delivery of the product.  Revenue is generated from sales of China 3C products through two main revenue streams:

1.	Retail. 98.2%, 86.1%, 67.2% and 67.7% of the Company's revenue came from sales to individual customers at outlets installed inside department stores etc. (i.e., store in store model) during the three and nine months ended September 30, 2012 and 2011, respectively, and was mainly achieved through two broad categories:

a.	Purchase contracts. Sales by purchase contracts have terms of 30 days from the transfer of goods to the customer. Under this method, the Company delivers goods to places designated by the customers and receives confirmation of delivery. At that time, ownership and all risks associated to the goods are transferred to the customers and payment is made within 30 days. The Company relieves its inventory and recognizes revenue upon receipt of confirmation from the customer.
b.	Point of sale transfer of ownership. Under this method, the Company’s products are placed in third party stores and sold by the Company’s sales people. Upon purchase of the item by the customer, the Company relieves its inventory and recognizes revenue related to that item.

2.	Wholesale. 1.8%, 13.9%, 32.8% and 32.3% of the Company's revenue came from wholesale during the three and nine months ended September 30, 2012 and 2011, respectively. Recognition of income from wholesale is based on the contract terms. The main contract terms on wholesale are that payments be paid 15 days after receipt of goods and that ownership and all risks associated with the goods are transferred to the customers on the date of goods received and payments will be made 15 days therefrom.

Sales revenue is therefore recognized on the following basis:

1.	Store in store model:

a.	For goods sold under sales and purchase contracts, revenue is recognized when goods are received by customers.
b.	For goods at customer outlets which the Company’s sales people operate, and inventory of goods is under joint control by the customers and the Company, revenue is recognized at the point of sale to the end buyer.

During public holidays or department store celebration periods, we provide certain sales incentives to retail customers to increase sales, such as gift giving and price reductions. These are the only temporary incentives during the specified periods. Sales made to our retail customers as a result of incentives are immaterial as a percentage of total sales revenue.

2.	Wholesale:

a.	Revenue is recognized at the date the goods are received by wholesale customers. We operate our wholesale business by selling to second-tier distributors and large department stores. Revenues from wholesale are recognized as net sales after confirmation with distributors. Net sales take into account revenue dilution as they exclude inventory credit, discount for early payment, product obsolescence and return of products and other allowances in accordance with relevant laws and regulations in China.

Return policies

Our return policy complies with China’s laws and regulations on consumer’s rights and product quality. In accordance with Chinese law, consumers can return or exchange used products within seven days only if the goods do not meet safety and health requirements, endanger a person’s property, or do not meet the advertised performance. If the conditions and requirements as set out in the relevant laws and regulations are met, the retail stores will accept return of the goods from the consumer. In such cases, the Company shall accept the returns unconditionally. Goods returned will be redirected to the production factory or supplier which shall bear all losses on the returns in accordance the laws and regulations. Consumer returns or exchanges of products that have not been used, where the packaging has not been damaged, are honored if such return or exchange is within seven days. If a consumer returns a product, the Company must refund the invoice price to the consumer. The Company will then be responsible for returning the goods to the production factory or supplier. At that time the Company can recover the price based on the contract with the producer or supplier. However, when goods are returned, the Company loses the profit margin that it records when revenue is recognized, regardless of whether the production factory or supplier takes the product back or not.

The return rights granted to wholesale customers are similar to the rights granted to retail customers. Once wholesale customers purchase the products, they follow the same return policy as retail customers. We only honor returns from wholesale customers if the products don’t meet laws and regulations or quality requirements. If the wholesale customers have a high inventory level or product obsolescence caused by lower market demands or other operational issues, the wholesale customers bear their own losses. When a wholesale customer returns products, the Company will return the products to the suppliers or manufacturers. A sales return and allowance is recorded at the sales price. Meanwhile, a purchase return and allowance entry is recorded at the invoice price because the suppliers or manufacturers bear the losses. The net effect is that the Company derecognizes the gross profit when a return takes place, but does not record any loss on the cost of the returned item back to the supplier or manufacturer.

In light of the aforesaid PRC laws and regulations and the Company's arrangements with suppliers, we do not provide an accrual for any estimated losses on the subsequent return of products. As a result we do not engage in assessing levels of inventory in the distribution channel, product obsolescence and/or introductions of new products, as none of those factors have any impact on us with respect to estimating losses on subsequent sale of returned goods.  Goods return policy complies with the laws and regulations in China on consumer rights and product quality requirements. If the conditions and requirements as set out in the relevant laws and regulations are met, customers are able to return the goods unconditionally. In such cases, the Company shall accept the returns unconditionally. Goods returned will be redirected back to the manufacturers or suppliers which shall meet all losses on returns in accordance with the laws and regulations. The Company will only be responsible for assisting the process of execution of goods returned. The Company shall not bear any loss from goods returned. As a result, we do not provide any accrual on subsequent return of goods sold.

Unlike the US retail market, sellers in China do not accept returns caused by any change in the sales market or change in customers’ preferences. Therefore, the Company generally does not honor any return except for a product defect. As such, situations relating to return of goods from overstock in distribution channels, product obsolescence and over-budgeted goods from launching of new products will not exist.

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

Shipping and handling fees during the three and nine months ended September 30, 2012 and 2011, were as follows:

	2012	2011
Three months ended September 30,	$5	$9
Nine months ended September 30,	19	20

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

Management fees during the three and nine months ended September 30, 2012 and 2011, were as follows:

13

	2012	2011
Three months ended September 30,	$312	$264
Nine months ended September 30,	840	679

Share Based Payment

The Company follows FASB ASC 718-10, “Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date FV of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

 Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.

Advertising expenses during the three and nine months ended September 30, 2012 and 2011, were as follows:

	2012	2011
Three months ended September 30,	$-	$7
Nine months ended September 30,	-	55

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

Basic and Diluted Loss per Share

Loss per share is calculated in accordance with FASB ASC Topic 260, “Earnings per Share”. Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. If convertible shares and stock options are anti-dilutive, the impact of conversion is not included in the diluted net income (loss) per share. Excluded from the calculation of diluted (loss) per share for the three and nine months ended September 30, 2012 and 2011 was 50,000 options, as they were not dilutive.

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

Segment Reporting

FASB ASC Topic 280, “Segment Reporting”, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company operated in four segments before the acquisition of Jinhua in July 2009. Since then, the Company operated in five segments until Sanhe and Joy & Harmony ceased operations at the end of 2011 and Yiwu and Jinhua ceased operations at the end of September 30, 2012. As a result, the Company operated only in mobile phone segment in the third quarter of 2012 (see Note 14).

Recent Accounting Pronouncements

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

In December 2011, FASB issued ASU 2011-11, Disclosures about offsetting Assets and Liabilities, requiring additional disclosure about offsetting and related arrangements. ASU 2011-11 is effective retrospectively for periods beginning on or after January 1, 2013. The adoption of ASU 2011-11 will not have a material impact on the Company’s future financial position or results of operations.

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

Note 4 – SHORT TERM LOANS

As of September 30, 2012, the Company had short term loans of $2,532 between the Company and Zhejiang Chouzhou Commercial Bank. The loans were dated July 16, 2012, due July 15, 2013, with an annual interest rate of 7.26% payable monthly. The loans are personally guaranteed by the Company’s Chief Executive Officer, Zhenggang Wang, and four other non related party individuals.

Note 5 – STOCK BASED COMPENSATION

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

Effective May 17, 2012, the Company granted 17,500,000 shares of restricted common stock to our CEO pursuant to his employment agreement. The shares shall vest over three years with 5,833,333 vesting on the first anniversary of the grant date, 5,833,333 on the second and 5,833,334 on the third. The common stock was valued at grant date with a FV of $1,050. During the three and nine months ended September 30, 2012, $88 and $131 was recognized as stock based compensation expense.

On July 19, 2012, the Company’s Board of Directors (“BOD”) adopted the China 3C Group, Inc. 2012 Omnibus Securities and Incentive Plan (the “2012 Plan”).  The 2012 Plan provides for granting of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant.  Under the 2012 Plan, 17,500,000 shares of the Company’s common stock are available for issuance for awards.  Each award shall remain exercisable for a term of 10 years from the date of its grant. The price at which a share of common stock may be purchased upon exercise of an option shall not be less than the closing sales price of the common stock on the date such option is granted.  The 2012 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it is adopted by the BOD. $1,750,000 was recognized as stock based compensation expense during the three and nine months ended September 30, 2012.

Note 6 - OPTIONS

Options issued have a 10-year life and were fully vested upon issuance. The option holder has no voting or dividend rights. The grant price was the market price at the date of grant. The Company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model (“BSOPM”) at the date of grant stock option pricing.

Outstanding options by exercise price consisted of the following as of September 30, 2012:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$4.16	50,000	5.50	$4.16	50,000	$4.16

During 2011 and 2012, the Company did not issue any stock options. The 50,000 stock options outstanding as of September 30, 2012 were issued in 2007 to our former director Mr. Kenneth Berents, which have a 10-year term and vested immediately upon issuance.

The Company estimates the FV of stock options at grant date using the BSOPM, consistent with the provisions of ASC 718-10 “Stock Compensation”. Key inputs and assumptions used to estimate the FV of stock options include the grant price of the award, the expected option term, volatility of the company’s stock, the risk-free rate and the Company’s dividend yield.

The following table presents the weighted-average assumptions used in the valuation at the grant date and the resulting weighted average FV per option granted:

Term	10 years
Expected volatility	130%
Risk-free interest rate	2%
Dividend yield	0%
Weighted-average grant date FV	$4.50

Note 7 - COMPENSATED ABSENCES

Regulation 45 of the labor laws in the PRC entitles employees to annual vacation leave after one year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 8 - INCOME TAXES

The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the nine months ended September 30, 2012 and 2011.

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

The US entity, China 3C is subject to the US federal income tax at 34%. The US entity does not conduct any operations and only incurs public company expenses, such as legal fees, accounting fees, investor relations expenses and filing fees. In applying step one, we determined it is more likely than not that all of the Company’s deferred tax assets will not be realized. As of September 30, 2012, the US entity has incurred net accumulated operating losses of $3,947 for income tax purposes. As a result, $1,342 of valuation allowance was recorded to reduce the deferred tax asset to zero. The net change in valuation allowance was $660, $72, $835 and $382 for the three and nine months ended September 30, 2012 and 2011, respectively for the US entity.

The PRC subsidiaries, Sanhe, Wang Da, Joy& Harmony, Yiwu and Zhejiang are subject to the PRC income tax at 25%. Jinhua is subject to PRC income tax using simplified tax system. During the three and nine months ended September 30, 2012 and 2011, the PRC subsidiaries incurred an adjusted net operating loss of $935, $4,199, $1,010 and $2,910. In applying step one, management believes these subsidiaries will continue to incur losses in the near future due to high market competition, slowing market demand, rising labor and fuel costs. We believe it is more likely than not that the subsidiaries will not be able to benefit from the deferred tax assets in association with the operating losses. The net change in valuation allowance was $234, $252, $1,050 and $747 for the three and nine months ended September 30, 2012 and 2011, respectively for the PRC subsidiaries.

The components of deferred income tax assets and liabilities as of September 30, 2012 and December 31, 2011 (audited) are as follows:

	2012	2011
Deferred tax assets:
US net operating losses	$835	$300
PRC net operating losses	1,050	12,939
Total deferred tax assets	1,885	13,239
Less: valuation allowance	(1,885)	(13,239)
	$-	$-

Reconciliation of the differences between the statutory US federal income tax rate and the effective rate for the three and nine months ended September 30, 2012 and 2011 is as follows:

Three Months Ended September 30,	2012	2011
(Credit) tax at US Statutory Rate	(34.0)%	(34.0)%
Tax rate difference	2.9%	7.4%
Other	-%	-%
Valuation allowance	31.1%	26.6%
Effective rate	-%	-%

Nine Months Ended September 30,	2012	2011
(Credit) tax at US Statutory Rate	(34.0)%	(34.0)%
Tax rate difference	5.7%	6.5%
Other	-%	-%
Valuation allowance	28.3%	28.0%
Effective rate	-%	0.5%

Note 9 - COMMITMENTS

The Company leases office facilities under operating leases that terminate through 2015.

Rent expense during the three and nine months ended September 30, 2012 and 2011, was as follows:

	2012	2011
Three months ended September 30,	$61	$42
Nine months ended September 30,	154	74

The future minimum obligations under these agreements are as follows by years as of September 30, 2012:

2013	$190
2014	183
2015	63
$436

Note 10 - STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a Wholly Foreign Owned Entity’s income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves and statutory public welfare fund. Prior to January 1, 2006, the proportion of allocation for reserve was 10% of the profit after tax to the surplus reserve fund and additional 5-10% to the public affair fund. The public welfare fund reserve was limited to 50% of the registered capital. Effective January 1, 2006, there is now only one fund requirement. The reserve is 10% of income after tax, not to exceed 50% of registered capital.

Statutory reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2012, the Company had allocated $11,543 to these non-distributable reserve funds.

Note 11 – DISCONTINUED OPERATIONS

In 2011, Sanhe closed all its 210 stores in stores. Joy & Harmony closed all its 196 stores in stores. Letong closed its direct retail and franchise operation. In the nine months ended September 30, 2012, Yiwu closed all its 153 stores in stores. Jinhua closed its logistics operation. All five entities ceased operation as of September 30, 2012. As such, Sanhe, Joy & Harmony, Letong, Yiwu and Jinhua were reported as discontinued operations in the financial statements, and accordingly, the results of operations were reclassified for all periods to conform to the current period presentation.

The following table summarizes the assets and liabilities of the discontinued operations as of September 30, 2012 and December 31, 2011 (audited) included in the Consolidated Balance Sheets:

	2012	2011
Cash and equivalents	$459	$637
Accounts receivable, net	638	5,120
Prepaid expenses and other assets	54	24
Property, plant and equipment	41	5
Total assets	1,192	5,786

Short term loans	2,374	-
Accounts payable	145	153
Accrued expenses	49	367
Other	908	11
Total liabilities	3,476	531

Net assets (liabilities)	$(2,284)	$5,255

The following table summarizes the operating results of the discontinued operations for the three and nine months ended September 30, 2012 and 2011 included in the Consolidated Statements of Operations and Comprehensive Loss:

Three Months Ended September 30,	2012	2011
Sales, net	$1,175	$20,751
Cost of sales	1,498	20,539
Gross (loss)	(323)	(212)
General and administrative expenses	951	17,849
Loss from discontinued operations	(1,274)	(17,637)
Other income (expense)	(14)	380
Loss before income taxes	(1,288)	(17,257)
Provision for income taxes	13	43
Loss from discontinued operations, net of income tax	$(1,301)	$(17,300)

Nine months ended September 30,	2012	2011
Sales, net	$5,400	$72,485
Cost of sales	6,432	68,277
Gross profit (loss)	(1,032)	4,208
General and administrative expenses	3,589	29,037
Loss from discontinued operations	(4,621)	(24,829)
Other income (expense)	(916)	296
Loss before income taxes	(5,537)	(24,533)
Provision for income taxes	77	152
Loss from discontinued operations, net of income tax	$(5,614)	$(24,685)

Note 12 - OTHER COMPREHENSIVE INCOME

Other comprehensive income as included in stockholders’ equity for the three and nine months ended September 30, 2012 and 2011, represents foreign currency translation adjustments.

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

Note 14 - MAJOR CUSTOMERS AND CREDIT RISK

During the three and nine months ended September 30, 2012 and 2011, no customer accounted for more than 10% of the Company’s sales or accounts receivable and no vendor accounted for more than 10% of the Company’s purchases.

Note 15 - SEGMENT INFORMATION

We separately operate and prepare accounting and other financial reports to management for two business organizations (Wang Da and Zhejiang). Starting from the third quarter 2012, mobile phones businesses are split between Wang Da and Zhejiang. Wang Da focuses on distributing Samsung, Nokia and domestic brands mobile phones. Zhejiang will focus on distributing Apple brand products. As a result, Zhejiang’s operations, together with Wang Da, are reported in “Mobile Phones” segment for the three and nine months ended September 30, 2012, as disclosed in the Consolidated Statements of Operations and Comprehensive Loss.

“Other” segment includes China 3C (the US holding company) and Capital; China 3C and Capital have no operations except for incurring public company expenses. All segments are accounted for using the same principles as described in Note 2.

We only have one reportable segment - mobile phones, required by ASC 280, “Segment Reporting”, operated by Wang Da and Zhejiang. The operating results for mobile phones segment for the three and nine months ended September 30, 2012 are disclosed in the Consolidated Statements of Operations and Comprehensive Loss.

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

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.  The following discussion contains forward-looking statements.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in  “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

Yiwu, Wang Da, Sanhe and Joy & Harmony were engaged in the resale and distribution of third party products and generated approximately 100% of their revenue from resale of items such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPod, electronic dictionaries, CD players, radios, and audio systems. We sell and distribute products through retail stores and secondary distributors. We operate most of our retail operations through our “store in store” model. Under this model, the Company leases space in major department stores and retailers. Leasing costs can vary based on a percentage of sales, or can be fixed. In the three and nine months ended September 30, 2012 and 2011, all of our stores in stores leases were variable based on sales. Following the acquisition of Jinhua, the Company began providing logistical services to businesses in addition to its traditional business of resale and distribution of third party products such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPods, electronic dictionaries, CD players, radios and audio systems.

During 2011, Zhejiang closed all direct stores and franchise stores. Sanhe closed all its 210 stores in stores. Joy & Harmony closed all its 196 stores in stores. All three entities ceased operation as of December 31, 2011. In the nine months ended September 30, 2012, Yiwu closed all its 153 stores in stores. Jinhua closed its logistics operation. Yiwu and Jinhua ceased operation as of September 30, 2012. As a result, the Company only focuses on distributing mobile phones through Wang Da and Zhejiang.

Results of Operations for the three and nine months ended September 30, 2012 and 2011

Reportable Operating Segments

In 2011, Sanhe closed all its 210 stores in stores. Joy & Harmony closed all its 196 stores in stores. Letong closed its direct retail and franchise operation. In the nine months ended September 30, 2012, Yiwu closed all its 153 stores in stores. Jinhua closed its logistics operation. All five entities ceased operation as of September 30, 2012. As such, Sanhe, Joy & Harmony, Letong, Yiwu and Jinhua were reported as discontinued operations in the financial statements.

The Company reports financial and operating information in continuing operations only in the mobile phones segment through Wang Da and Zhejiang:

a)	Wang Da
b)	Zhejiang

a)	Wang Da

Wang Da focuses on the selling, circulation and modern logistics of cell phones.

	Nine months ended September 30,		Percentage
Wang Da	2012	2011	Change
Revenue	$14,820	$30,203	(50.9)%
Gross Profit	694	1,610	(56.9)%
Profit Margin	4.7%	5.3%	(0.6)%
Operating Loss	(2,568)	(2,837)	(9.5)%

	Three months ended September 30,		Percentage
Wang Da	2012	2011	Change
Revenue	$4,452	$8,457	(47.4)%
Gross Profit	116	235	(50.6)%
Profit Margin	2.6%	2.8%	(0.2)%
Operating Loss	(418)	(1,064)	(60.7)%

For the nine months ended September 30, 2012, Wang Da generated revenue of $14,820, a decrease of $15,383 or 50.9% compared to $30,203 for the nine months ended September 30, 2011. Gross profit decreased $916 or 56.9% from $1,610 for the nine months ended September 30, 2011 to $694 for the nine months ended September 30, 2012. Profit margin decreased from 5.3% in the nine months ended September 30, 2012 to 4.7% in the nine months ended September 30, 2011, a decrease of 0.6%.

For the three months ended September 30, 2012, Wang Da generated revenue of $4,452, a decrease of $4,005 or 47.4% compared to $8,457 for the three months ended September 30, 2011. Gross profit decreased $119 or 50.6% from $235 for the three months ended September 30, 2011 to $116 for the three months ended September 30, 2012. Profit margin decreased from 2.8% in the three months ended September 30, 2011 to 2.6% in the three months ended September 30, 2012, a decrease of 0.2%.

The decrease in revenue was primarily due to the closing of 115 stores in stores during the nine months and 17 during the three months ended September 30, 2012. Lower market demand also led to lower revenue. The decrease in gross profit and profit margin was due to increased cost for cell phones but sales price remained flat or went down. As a result, smaller spread between cost and sales price caused gross profit and profit margin to decrease.

Operating loss was $2,568 and $418 for the nine and three months ended September 30, 2012 compared to $2,837 and $1,064 for the nine and three months ended September 30, 2011. Operating loss decreased during the three and nine months ended September 30, 2012 primarily due to closing of stores in stores to cut operating expenses.

b)	Zhejiang

Starting from the third quarter 2012, Zhejiang operated as part of the mobile phone business focusing on distribution Apple brand products.

Three months ended September 30, 2012
Revenue	$1,118
Gross Profit	73
Profit Margin	6.5%
Operating Loss	(766)

Total Company Net Sales

Net sales for the nine months ended September 30, 2012 decreased by 47.9%, to $15,938 compared to $30,572 for the nine months ended September 30, 2011. Net sales for the three months ended September 30, 2012 decreased by 34.9%, to $5,570 compared to $8,550 for the three months ended September 30, 2011. The decrease was attributable to the increased competition in the mobile phone market in China as well as the closing of 153 and 17 stores in the nine and three months ended September 30, 2012.

Percentage of Sales

In the nine and three months ended September 30, 2012 and 2011, we earned 98.2% and 86.1% of our sales from our retail and 1.8% and 13.9% from our wholesale operations.

Cost of Sales

Cost of Sales (“COS”) for the nine months ended September 30, 2012 was $15,171 compared to $28,947 for the nine months ended September 30, 2011, a decrease of 47.6%. COS for the three months ended September 30, 2012 was $5,381 compared to $8,317 for the three months ended September 30, 2011, a decrease of 35.5%. The decreased COS for the three months was a result of the decrease in sales from the comparable period.

Profit Margin

Profit margin for the nine months ended September 30, 2012 was 4.8% compared to 5.3% for the nine months ended September 30, 2011. Profit margin for the three months ended September 30, 2012 was 3.4% compared to 2.7% for the three months ended September 30, 2011. The lower profit margin was primarily due to higher cost and decreased unit sales prices of consumer and business electronics in the competitive market in China.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the nine months ended September 30, 2012 were $6,624 or 41.6% of net sales, compared to $5,657 or 18.5% of net sales for the nine months ended September 30, 2011, an increase of 17.1%. G&A expenses for the three months ended September 30, 2012 were $2,844 or 51.1% of net sales, compared to $1,559 or 18.2% of net sales for the three months ended September 30, 2011, an increase of 82.4%. The increase in G&A expenses for the three and nine months ended September 30, 2012 was primarily due to increase in stock compensation expenses. For the three and nine months ended September 30, 2012, stock compensation expenses were $1,898 and $2,223 compared to $125 and $856 for the same periods in 2011, an increase of $1,773 and $1,367.

Loss from Continuing Operations

Operating loss for the nine months ended September 30, 2012 was $5,857 or 36.7% of net sales compared to $4,032 or 13.2% of net sales for the nine months ended September 30, 2011, an increase of 45.3%. Operating loss for the three months ended September 30, 2012 was $2,655 or 47.7% of net sales compared to $1,326 or 15.5% of net sales for the three months ended September 30, 2011, an increase of 100.2%. Lower sales, lower gross profit as well as increased stock compensation expenses of $1,898 and $2,223 were the key factors for the increase in loss from operations during the three and nine months ended September 30, 2012 compared to 2011.

Provision for Income Taxes

The provision for income taxes for the nine months ended September 30, 2012 was $0 compared to $1 for the nine months ended September 30, 2011. The provision for income taxes for the three months ended September 30, 2012 was $0 compared to a tax benefit of $20 for the three months ended September 30, 2011. Zhejiang was the only entity that paid income taxes during the first half of 2011. However, Zhejiang also incurred losses in the third quarter of 2011. As a result, Zhejiang had a tax benefit of $20 due to the refund of its overpaid taxes.

Net Loss from Continuing Operations

Net loss was $6,723 or 42.2% of net sales for the nine months ended September 30, 2012 compared to $4,014 or 13.1% of net sales for the nine months ended September 30, 2011, an increase of 67.4%. Net loss was $2,900 or 52.1% of net sales for the three months ended September 30, 2012 compared to $1,205 or 14.1% of net sales for the three months ended September 30, 2011, a decrease of 140.7%. Decreased sales revenue, lower gross profit and higher operating expenses were the critical factors which contributed to the decrease in net income.

Net Loss from Discontinued Operations

Net loss from discontinued operations for the nine months ended September 30, 2012 was $5,614 compared to $24,685 for 2011, a decrease of $19,071. Net loss from discontinued operations for the three months ended September 30, 2012 was $1,301 compared to $17,300 for 2011, a decrease of $15,999. The decrease in net loss from discontinued operations was due to Sanhe, Joy & Harmony and Yiwu closing stores in stores to cut losses. Jinhua also ceased operation to avoid the operating losses from deteriorating.

Net Loss

Net loss was $12,337 or 77.4% of net sales for the nine months ended September 30, 2012 compared to $28,699 or 93.9% of net sales for the nine months ended September 30, 2011, a decrease of 57.0%. The decrease in net loss was primarily due to the closing of Yiwu and Jinhua to cut losses.

Net loss was $4,201 or 75.4% of net sales for the three months ended September 30, 2012 compared to $18,505 or 216.4% of net sales for the three months ended September 30, 2011, a decrease of 77.3%. The decrease in net loss was primarily due to the closing of Yiwu and Jinhua to cut losses.

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

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
RMB/$ exchange rate at period end	0.1583	0.1574	0.1583	0.1574
Average RMB/$ exchange rate for the periods	0.1585	0.1541	0.1582	0.1560

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated results of operations. As a result of the translation, China 3C recorded a foreign currency gain (loss) of $86, $(13), $1,175 and $481 in the nine and three months of 2012 and 2011, which is a separate line item on the Statements of Operations and Comprehensive Loss.

Liquidity and Capital Resources

Operations and liquidity needs are funded primarily through cash flows from operations. Cash and equivalents were $2,208 at September 30, 2012, compared to $10,256 at September 30, 2011, and $5,778 at December 31, 2011.

We believe the funds available to us are adequate to meet our operating needs for the remainder of 2012.

Our cash flows for the nine month periods are summarized as follows:

	2012	2011
Net cash (used in) operating activities	$(6,193)	$(17,153)
Net cash provided by (used in) investing activities	52	(427)
Net cash provided by financing activities	2,536	-
Effect of exchange rate change on cash and equivalents	35	1,587
Net decrease in cash and equivalents	(3,570)	(15,993)
Cash and equivalents at beginning of period	5,778	26,249
Cash and equivalents at end period	$2,208	$10,256

Operating Activities

Net cash used in operating activities was $6,260 for the nine months ended September 30, 2012 compared to $17,153 for the nine months ended September 30, 2011, a 63.5% decrease.  The decrease was mainly attributable to several factors, including (i) net loss of $12,337 in 2012 compared to $28,699 in 2011; (ii) decrease in accounts receivable of $6,922; and (iii) decrease in advance to suppliers of $1,639, offset by the increase in accounts payable of $1,534 and accrued expense of $3,230 in the nine months ended September 30, 2012, and add back stock compensation of $2,156.

	Nine months ended September 30,
	2012	2011	Percentage Change

Sales, Net	$15,938	$30,572	(47.9)%

Accounts receivable	$3,109	$9,967	(68.8)%

Accounts receivable decreased 68.8% in the first nine months of 2012 while sales decreased 47.9%. Management monitors and periodically assesses the collectability of accounts receivable to ensure the allowance for bad debt account is reasonably estimated. Our accounts receivable department has periodically reviewed the allowance for doubtful accounts. The bad debt allowance is based on the aging of receivables, credit history and credit quality of the customers, the term of the contracts as well as the balance outstanding. If an account receivable item is considered probable to be uncollectible, it will be charged to bad debts immediately.

Cash and equivalents as of September 30, 2012 and December 31, 2011 were solely bank accounts in US and China. Specifically, cash and equivalents for each subsidiary as of September 30, 2012 and December 31, 2011 included:

(all amounts are denominated at thousands)

Name of Entities	Region	Currency	September 30, 2012	December 31, 2011
China 3C Group	US entity	USD	-	26
Zhejiang	Chinese entity	RMB	2,905	4,847
Yiwu	Chinese entity	RMB	772	4,611
Wang Da	Chinese entity	RMB	8,146	20,182
Jinhua	Chinese entity	RMB	1,419	2,852
Sanhe	Chinese entity	RMB	256	1,442
Joy & Harmony	Chinese entity	RMB	453	2,607

Cash equivalents held in the PRC subsidiaries are not freely transferrable outside the country. The amounts not freely transferable as of September 30, 2012 and December 31, 2011 were RMB 13,951 ($2,208) and RMB 36,541 ($5,752).

Capital Expenditures

We did not have any material capital expenditures during the nine months ended September 30, 2012. For the nine months ended September 30, 2011, we spent $427 primarily to purchase a mold custom designed for the “Lotour” brand E-book.

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

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet arrangements nor established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimates are made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur, could materially impact the consolidated financial statements. We believe the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures as of September 30, 2012, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal controls identified in our Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (“ICFR”) that occurred during the nine months ended September 30, 2012 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our ICFR.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, however, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.

Item 1A. Risk Factors.

There have been no material changes from the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for its year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Document Description
10.1	Loan Agreements, dated July 16, 2012, between the Company and Zhejiang Chouzhou Commercial Bank, dated July 16, 2012.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101	The following financial statements from China 3C Group’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Operations and Comprehensive Loss (unaudited); (iii) the Consolidated Statements of Cash Flows (unaudited); and, (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA 3C GROUP

Date: November 14, 2012	By:	/s/ Zhenggang Wang
Name: Zhenggang Wang
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Weiping Wang
Name: Weiping Wang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
10.1	Loan Agreements, dated July 16, 2012, between the Company and Zhejiang Chouzhou Commercial Bank, dated July 16, 2012.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101	The following financial statements from China 3C Group’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Operations and Comprehensive Loss (unaudited); (iii) the Consolidated Statements of Cash Flows (unaudited); and, (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

