Form 10-K
period 2012-12-31
Yosen Group, Inc.
filed 2013-04-12
CIK 1076784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-28767

YOSEN GROUP, INC.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the 8,972,265 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $2,243,066 as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $0.25 per share, as reported on the OTC Bulletin Board.

As of April 8, 2013, there were 18,782,356 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None.

YOSEN GROUP, INC.

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

PART I

ITEM 1. BUSINESS

Overview

Yosen Group, Inc. (formerly known as “China 3C Group”) (including our subsidiaries unless the context indicates otherwise, the “Company”, “Yosen,” “Yosen Group,” “we,” or “us”) was incorporated on August 20, 1998 under the laws of the State of Nevada. Before July 2009, we were only engaged in the resale and distribution of third party products and generated 100% of our revenue from resale of items such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPods, electronic dictionaries, CD players and audio systems. On July 6, 2009, we acquired Jinhua Baofa Logistic Ltd. (“Jinhua”).  At that point, we started providing transportation logistics services to businesses in Eastern China.

In 2007 we began operating under a “store in store” business model. The “store in store” business model resulted in expanded marketing channels, thus, stimulated the growth of sales in 2007 and 2008. However, starting in 2009, we had declining sales under the model due to increased competition from direct stores and large department stores and the impact of the economic slowdown. As a result, we used to operate “stores in stores” under the brand names Hangzhou Wang Da, Yiwu YongXin, Shanghai Joy & Harmony and Hangzhou Sanhe. We closed Shanghai Joy & Harmony and Hangzhou Sanhe in 2011. During 2012, Yiwu YongXin ceased operations and Hangzhou Wang Da’s business was split between Hangzhou Wang Da and Zhejiang YongXin. As of December 31, 2012, we operated 41 “stores in stores”, under the brand names Hangzhou Wang Da and Zhejiang YongXin.

Jinhua ceased operations during 2012 due to higher fuel cost and competition in the logistics market in China.

Under the stores in stores model, we distribute our products mainly via so-called concessionaire agreements with larger department stores, supermarkets, large electronics retail stores, and other retailers. The retail distribution of many products in China, including those we sell, is conducted through the concessionaire model. Under this model, companies such as Yosen own their own outlets within larger stores and in so doing assume responsibility for most financial and operational aspects of those outlets including capital cost, inventory, wages, selections, pricing, and general management. Our retail partners are compensated via margin they earn on the products we sell. This model is similar to that employed by many department stores in the US. However, this model is different from the model found at large electronics retailers like Best Buy and general retailers like Wal-Mart. We found that many investors are curious as to why the model in China differs from that in the US. We believe the main reasons are:

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

On December 21, 2012, we received confirmation from the Secretary of State of the State of Nevada that the Certificate of Change Pursuant to NRS 78.209 (the “Certificate of Change”) to our Amended and Restated Articles of Incorporation to effect a reverse split of our Common Stock, $0.001, par value per share (the “Common Stock”), at a ratio of 1-for-5 with all fractional shares rounded up to the next whole share (the “Reverse Stock Split”) was duly filed on December 21, 2012. Immediately prior to the Reverse Stock Split, we had 93,911,327 shares of Common Stock outstanding. After the Reverse Stock Split, we had 18,782,356 shares outstanding. Pursuant to the Reverse Stock Split, the number of authorized shares of our Common Stock was reduced from 100,000,000 to 20,000,000 shares of Common Stock. Each shareholder's percentage ownership interest in the Company and proportional voting power remained unchanged after the Reverse Stock Split except for minor changes and adjustments resulting from rounding up the fractional shares.

Immediately, following the consummation of the Reverse Stock Split, on December 21, 2012, we filed a Certificate of Amendment to our Amended and Restated Articles of Incorporation pursuant to NRS 78.385 and 78.390 (the “Certificate of Amendment”) to increase our number of authorized shares of Common Stock from 20,000,000 to 50,000,000 shares (the “Capital Increase Amendment”) and to approve the amendment of our Articles of Incorporation to change our name to “Yosen Group, Inc.” (the “Name Change Amendment)”. The Reverse Stock Split, Capital Increase Amendment and the Name Change Amendment were approved by the Board of Directors (“BOD” or “Board”) of the Company on October 10, 2012. In addition, the actions taken by the BOD with respect to the Capital Increase Amendment and the Name Change Amendment were subsequently adopted by the written consent dated as of October 10, 2012 of our stockholders entitled to vote a majority of the shares of Common Stock then outstanding. The Reverse Stock Split was also ratified by these stockholders.

Following the filing of the Name Change Amendment, we changed our stock symbol to "YOSN" effective as of the opening of trading on January 30, 2013 on the OTCBB.

Organizational Structure

(All dollar amounts in thousands)

Capital Future Developments Limited (“Capital”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang YongXin Digital Technology Company Limited (“Zhejiang”), Yiwu YongXin Communication Limited (“Yiwu”), Hangzhou Wang Da Electronics Company Limited (“Wang Da”), Hangzhou Sanhe Electronic Technology, Limited (“Sanhe”), and Shanghai Joy & Harmony Electronic Development Company Limited (“Joy & Harmony”) were incorporated under the laws of the Peoples Republic of China (“PRC” or “China”) on July 11, 2005, July 18, 1997, March 30, 1998, April 12, 2004, and August 25, 2003, respectively. Yosen owns 100% of Capital and Capital owns 100% of Joy & Harmony and Sanhe. Until August 14, 2007, when it changed its ownership structure described in the next paragraph to comply with certain requirements of PRC law, Capital owned 100% of the capital stock of Zhejiang. Zhejiang owns 90% and Yiwu owns 10% of Wang Da. Zhejiang owns 90% and Wang Da owns 10% of Yiwu. On March 10, 2009 Zhejiang set up a new operating entity, Hangzhou Letong Digital Technology Co., Ltd. (“Letong”) to establish an electronic retail franchise operation for Yosen Group. On July 6, 2009, Zhejiang and Yiwu acquired Jinhua. Jinhua was incorporated under the laws of the PRC on December 27, 2001.

On December 21, 2005, Capital became a wholly owned subsidiary of Yosen through a merger with a wholly owned subsidiary of the Company (the “Merger Transaction”). Yosen acquired all of the issued and outstanding capital stock of Capital pursuant to a Merger Agreement dated at December 21, 2005 by and among Yosen, XY Acquisition Corporation, Capital and the shareholders of Capital (the “Merger Agreement”). Pursuant to the Merger Agreement, Capital became a wholly owned subsidiary of Yosen and, for the Capital shares, Yosen issued 35,000,000 shares of its common stock to the shareholders of Capital, or 93% of the issued and outstanding capital stock of Yosen at the time and cash of $500.

On August 3, 2006, Capital acquired 100% of Sanhe for a cash and stock transaction valued at $8,750. The consideration consisted of 915,751 newly issued shares of the Company’s common stock and $5,000 in cash.

On November 28, 2006, Capital acquired 100% of Joy & Harmony for a cash and stock transaction valued at $18,500. The consideration consisted of 2,723,110 shares of the Company’s common stock and $7,500 in cash.

On August 15, 2007, we executed a series of contractual agreements between Capital and Zhejiang. The contractual agreements gave Capital and its equity owners an obligation, and the ability to absorb any losses and the rights to receive returns; however, these contractual agreements did not change the equity ownership of Zhejiang. We did not dispose of Capital’s equity ownership of Zhejiang when we executed the contractual agreements. Capital entered into share-holding entrustment agreements with five individuals: Zhenggang Wang, Yimin Zhang, Huiyi Lv, Xiaochun Wang and Zhongsheng Bao to hold 35%, 20%, 20%, 15% and 10%, respectively, of the equity of Zhejiang on behalf of Capital on November 21, 2005. The entrustment agreements confirm that Capital is the actual owner of Zhejiang. Capital enjoys the actual shareholder’s rights and has the right to obtain any benefits received by the nominal holders. Zhenggang Wang is the CEO and shareholder of Yosen Group. Yimin Zhang, Huiyi Lv, Xiaochun Wang and Zhongsheng Bao have no other relationship with Yosen Group. No consideration was given to these individuals who held the equity of Zhejiang on behalf of Capital.

On July 6, 2009, Yosen’s subsidiaries, Zhejiang and Yiwu acquired Jinhua, a company organized under the laws of the PRC. Zhejiang acquired 90% and Yiwu acquired 10% of the entire equity interests in Jinhua from the shareholders of Jinhua for RMB 120,000 ($17,500) in cash.

We sell and distribute products through retail stores and secondary distributors. We operate most of our retail operations through our “store in store” model. Under this model, the Company leases space in major department stores and retailers. Leasing costs can vary based on the percentage of sales, or can be fixed. In 2012 and 2011, all of our stores in stores leases were variable based on sales. Wang Da focuses on distributing domestic brands mobile phones and some brand name computers. Zhejiang focuses on distributing Samsung and Apple brand products.

As of December 31, 2012, Yiwu closed all its stores in stores locations due to high competition and continuing losses. Sanhe, Joy & Harmony and Letong ceased operations in 2011. Jinhua ceased operation in October 2012 due to higher fuel cost and higher competition in the logistics market in China.

Our corporate structure as of December 31, 2012 was as follows:

*These entities ceased operation as of December 31, 2011.

** These entities ceased operation as of December 31, 2012.

Our Business

Information about Our Segments

During 2012, we only had one reportable segment in mobile phones through two business organizations (Wang Da and Zhejiang). Starting from the third quarter 2012, mobile phones businesses were split between Wang Da and Zhejiang. Wang Da focuses on distributing domestic brands mobile phones and some brand name computers. Zhejiang focuses on distributing Samsung and Apple brand products. As a result, Zhejiang’s operations, together with Wang Da, are reported in the “Mobile Phones” segment.

Wang Da

Wang Da is an authorized sales agent focusing on the selling, circulation and modern logistics of cell phones, cell phone products, IT products (including notebook or laptop computers), and digital products (including digital cameras, digital camcorders, MP3 players, PDAs, flash disks, and removable hard disks) in China. Starting in 2012, Wang Da changed its focus on distributing domestic brands mobile phones and some brand name computers. Wang Da mainly distributes its products through retail “stores in stores” located in major department stores throughout the “Huadong” region of China (consisting of the Chinese provinces of Zhejiang, Jiangsu and Anhui). Wang Da had 7 retail locations in 2012, contributing 80.0% of the Company’s revenue.

The five largest suppliers and customers for Wang Da in 2012 were:

Top 5 suppliers	Top 5 customers
Shenzhen Tianyin Telecommunication Company Limited	Huarun Vanguard Supermarket (Zhejiang) Company Limited
Zhejiang Zhaotian Digital Company Limited	Hangzhou Tiantian WuMart Group
Hangzhou Tianchen Digital Telecommunication Company Limited	Lianhua Supermarket Holdings Co. Limited (Shanghai)
Hangzhou Qianwang Telecommunication Equipment Company Limited	Wumart (Shanghai) business investment Ltd
ESC Technology (Shanghai ) Ltd	Lianhua Supermarket Holdings Co. Limited (Jiangsu)

The five largest suppliers contributed 66.0% of Wang Da’s purchases, four of which accounted for more than 10% representing 17.2%, 14.4%, 12.9% and 12.7%, respectively. The five largest customers contributed 29.4% of revenues of Wang Da in 2012. No customer accounted for more than 10% of Wang Da’s sales

Wang Da has a diverse customer base and the loss of any single customer is not expected to have a material adverse effect on the Company’s business and operations. Wang Da did not spend a material amount of money on Research and Development (“R&D”) and did not have a significant backlog as of December 31, 2012.

The main competitors of Wang Da include Zhejiang Zhongyou Putai Mobile Communication Co. Ltd., Hangzhou Hangyin Technology Co., Ltd., Hangzhou Taiyang Communication Equipment Co., Ltd., Hangzhou Wanlian Electronics Co., Ltd. and Shanghai Xiehen Communication Equipment Co., Ltd.

Zhejiang

Starting September 2012, Zhejiang changed its focus to selling Samsung and Apple brand products. Zhejiang had 34 retail locations in 2012, contributing 20.0% of the Company’s revenue.

The five largest suppliers and customers for Zhejiang in 2012 were:

Top 5 suppliers	Top 5 customers
Hangzhou Dingfeng Digital Telecommunication Company Limited	Huarun Vanguard Supermarket (Zhejiang) Company Limited
ESC Technology (Shanghai ) Ltd	Zhejiang Shiji Lianhua Supermarket Holdings Co. Limited (Jiangsu)
Taizhou Yuanben Electronics Company Limited	Lianhua Supermarket Holdings Co. Limited (Hangzhou)
Zhejiang Wangyuda Trade Company Limited	Hangzhou Tiantian WuMart Group
Zhejiang Zhongye Digital Telecommunication Company Limited	Hangzhou Waihai Jiayou Supermarket Holdings Company Limited

The five largest suppliers contributed 64.5% of the purchases, three of which accounted for more than 10%, representing 20.4%, 16.2% and 11.4%, respectively. The five largest customers contributed 72.7% of revenues of Zhejiang in 2012, all of which accounted for more than 10%, representing 21.4%, 18.5%, 11.5%, 11.1% and 10.2%, respectively.

Zhejiang has a diverse customer base and the loss of any single customer is not expected to have a material adverse affect on the Company’s business and operations. Zhejiang did not spend a material amount of money on R&D and did not have a significant backlog as of December 31, 2012.

The main competitors of Zhejiang include Ningbo Haishu Xunda Communications Equipment Co., Ltd, Zhejiang Tianyi Telecom Equipment Co., Ltd, Phone World Digital Chain Group Co., Ltd., Zhejiang Galilee Electronics Technology Group Co., Ltd and Hangzhou Zhedi Digital Technology Co., Ltd.

Financial information about our segments is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 14, Segment Information, of the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Intellectual Property

We consider our logos important to our business.  We applied to register 10 logos with the State Administration of Industry and Commerce in China in 2007 and are currently awaiting the administration’s approval.

Seasonality and Quarterly Fluctuations

Our businesses experience fluctuations in quarterly performance. Traditionally, the first quarter has a greater amount of sales reflected by our electronics business due to the New Year’s holiday in China. Nevertheless, at times, China can experience particularly inclement weather in January and February which can disrupt the Company’s supply chain management systems. As our business model is to operate only on several days of inventory, the effects of such weather disruptions can be severe.

Working Capital

In recent past, we funded our business operations through a combination of available cash and equivalents, cash flows generated from operations and short-term loans. However, we believe our currently available working capital, primarily cash from operations, may not be adequate to execute our business operations. This would likely require us to obtain additional funds from equity or debt markets. We currently have no commitments from any financing sources. There is no assurance we will be able to raise any funds on terms favorable to us, or at all. In the event we issue shares of equity or convertible securities, the shares held by our existing stockholders would be diluted.

Customers

We do not have a significant concentration of sales to any customer and, therefore, the loss of any one customer would not have a material impact on our business. No single customer has accounted for 10% or more of our total revenue in 2012 or 2011.

Backlog

We do not have a material amount of backlog orders as of December 31, 2012.

Government Contracts

No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Chinese government.

Competition

We compete against other consumer electronics retailers and wholesalers. We compete principally on the basis of product assortment and availability and value pricing, customer service, store location and convenience and after-sales services. We believe our broad product assortment, competitive pricing and convenient store locations differentiate us from most competitors. Our stores compete by emphasizing a complete product and service solution and value pricing. In addition, our trained and knowledgeable sales and service staff allow us to tailor the offerings to meet the needs of our customers.

Research and Development

We have not engaged in any material R&D activities during the past two years.

Environmental Matters

We are subject to China’s National Environmental Protection Law, as well as a number of other national and local laws and regulations regulating air, water and noise pollution and setting pollutant discharge standards. We believe that all our operations are in material compliance with all applicable environmental laws. We did not incur any costs to comply with environmental laws in 2012 or 2011.

Employees

The Company currently has 133 employees, all of whom are full time located in China. Zhejiang has 115 employees, Yiwu 6 and Wang Da 12.

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

Because our operating/business model continues to evolve it is difficult to predict our future performance, and our business is difficult to evaluate. Our business model continues to evolve over time. We do not have an extensive operating history upon which you can easily and accurately evaluate our business, or our ongoing financial condition. As our model evolves over time, we face risks and challenges due to a lack of meaningful historical data upon which we can develop budgets and make forecasts.

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

If we are unable to maintain existing supplier relationships or form new ones, our business and financial condition may suffer. We rely on our current and new suppliers to provide us access to competitive products for resale. If we are unable to gain access to suppliers with needed products on favorable terms our business may be negatively impacted.

If we incur costs that exceed our existing insurance coverage in lawsuits brought to us in the future, it could adversely affect our business and financial condition. We maintain third party insurance coverage against liability risks associated with lawsuits. While we believe these arrangements are effective to insure against liability, the potential liabilities associated with such risks or other events could exceed the coverage provided by such insurance.

We depend on the continued services of our executive officers and the loss of key personnel could affect our ability to successfully grow our business.  We are highly dependent upon the services of our senior management team, particularly Zhenggang Wang, our Chairman and Chief Executive Officer and Weiping Wang, our Chief Financial Officer. The permanent loss of any of our key executives could have a material adverse effect upon our operating results. We may not be able to locate suitable replacements for our executives if their services were lost. We do not maintain key man life insurance on any of these individuals.

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

Due to various restrictions under PRC laws on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our stockholders.  The Wholly Foreign Owned Enterprise (“WFOE”) Law (1986), as amended and The WFOE Law Implementing Rules (1990), as amended, contain the principal regulations governing dividend distributions by WFOEs. Under these regulations, WFOEs, such as Zhejiang and Wang Da, may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, Zhejiang and Wang Da are required to set aside a certain amount of any accumulated profits each year (a minimum of 10%, and up to half of their registered capitals), to fund certain reserve funds. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC.  If we ever determine to pay a dividend, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of such dividends from the profits of Wang Da and Zhejiang.

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

Our wholly owned subsidiaries, Wang Da and Zhejiang are FIEs to which the Foreign Exchange Control Regulations are applicable. There can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future.

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

Risks Associated With Our Common Stock

There is a limited public market for our common stock. There is currently a limited public market for our common stock. Holders of our common stock may, therefore, have difficulty selling them, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of common stock will be able to be sold without incurring a loss. Any such market price of the common stock may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the common stock in the future. Further, the market price for the common stock may be volatile depending on a number of factors, including business performance, industry dynamics, news announcements or changes in general economic conditions.

Our common stock may be deemed penny stock with a limited trading market. Our common stock is currently trading on the OTC Bulletin Board (“OTCBB”), which is generally considered to be a less efficient market than NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the “penny stock rules” adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers do not trade “penny stock” because of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules,” investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded on the OTCBB, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

We do not intend to pay dividends on our common stock.  We have no plans for declaring or paying dividends in the foreseeable future. We intend to retain earnings, if any, to provide funds for the implementation of our new business plan.  Therefore, there can be no assurance that holders of common stock will receive any additional cash, stock or other dividends on their shares of common stock until we have funds, which the BOD determines, can be allocated to dividends.  Also, see risk factor titled “Due to various restrictions under PRC laws on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our stockholders.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company does not own any real estate properties; all of our properties are leased. The lease terms as of December 31, 2012 are as follows:

Yiwu

1.	Yiwu headquarters office: (August 2012 - August 2013).

2.	Yiwu staff dormitory: (August 2012 - August 2013).

Zhejiang

1.	Headquarter office: (September 2011 – August 2014).

2.	Parking space: (September 2011 – August 2014).

3.	Store: (June 2012 – May 2017).

4.	Warehouse: (May 2012 – May 2014).

The Company believes its leased spaces are adequate and suitable to maintain and develop its business operations.

ITEM 3. LEGAL PROCEEDINGS

Neither we nor our subsidiaries are party to any material pending legal proceedings, and the property of us or our subsidiaries is not the subject of any material pending legal proceedings. None of our directors, officers, affiliates or holders of 5% or more of our common stock, or any associate or any such person, is currently a party adverse to us or our subsidiaries.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

Part II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As a result of the Reverse Stock Split, described in Part I, Item 1, all amounts related to shares and per share amounts were restated.

The Company’s common stock is quoted on the OTCBB under the symbol “YOSN.OB.” The following table sets forth the range of quarterly high and low closing bids of the common stock as reported during 2011 and 2012 and through April 16, 2013:

	Low Bid*	High Bid*
2011
Quarter ended March 31	$0.70	$1.20
Quarter ended June 30	$0.45	$0.80
Quarter ended September 30	$0.25	$0.65
Quarter ended December 31	$0.10	$0.50

2012
Quarter ended March 31	$0.20	$0.40
Quarter ended June 30	$0.20	$0.35
Quarter ended September 30	$0.20	$1.10
Quarter ended December 31	$0.20	$0.60

2013
Quarter ended March 31	$0.22	$1.01
April 1, 2013 – April 5, 2013	$0.35	$0.40

*	The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The quotations were adjusted for the 1-for-5 reverse stock split.

Stockholders

As of the close of business on April 8, 2013, there were 97 holders of record of the Company’s common stock. However, we believe there are additional beneficial owners of our common stock who own their shares in “street name.”

Dividends

The Company did not pay any dividends during 2011 and 2012. The Company has no plans to declare cash dividends on its common stock in the future. If the Company ever determines to pay a dividend, it may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency from the PRC for the payment of such dividends from the profits of its operating subsidiaries in China.  Please see additional discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition, Liquidity and Capital Resources.

Equity Compensation Plan Information

On January 15, 2009, the Company’s BOD adopted the Yosen Group 2008 Omnibus Securities and Incentive Plan (the “2008 Plan”).  The 2008 Plan provides for the granting of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant.  Under the 2008 Plan 400,000 shares of the Company’s common stock were initially available for issuance for awards.  Each award shall remain exercisable for ten years from the date of its grant. The price at which a share of common stock may be purchased upon exercise of an option shall not be less than the closing sales price of the common stock on the date such option is granted.  The 2008 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it is adopted by the Board. As of April 16, 2013, all shares available for issuance of awards were issued.

On March 3, 2011, the Company’s BOD adopted the Yosen Group 2011 Restricted Stock Plan (the “2011 Plan”).  The 2011 Plan provides for the granting of restricted stock awards to employees, directors and consultants of the Company and the employees, directors and consultants of the Company’s affiliates. Under the 2011 Plan 600,000 shares of the Company’s common stock were initially available for issuance for awards.  The 2011 Plan shall continue in effect, unless sooner terminated, or until the tenth anniversary of the date on which it is adopted by the Board is reached.

On May 17, 2012, the Company amended the 2011 Restricted Stock Plan and increased the number of shares of common stock that may be granted to 4,100,000. Effective May 17, 2012, the Company granted 3,500,000 shares of restricted common stock to the Company’s Chief Executive Officer pursuant to the terms of his employment agreement. The shares shall vest over three years with 1,166,666 vesting on the first anniversary of the grant date, 1,166,666 on the second and 1,166,667 on the third. As of April 8 2013, all shares available for issuance of awards under the 2011 Plan were issued.

On July 19, 2012, the BOD adopted the Yosen Group, Inc. 2012 Omnibus Securities and Incentive Plan (the “2012 Plan”).  The 2012 Plan provides for granting of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant.  Under the 2012 Plan, 3,500,000 shares of the Company’s common stock are available for issuance for awards.  Each award shall remain exercisable for a term of 10 years from the date of its grant. The price at which a share of common stock may be purchased upon exercise of an option shall not be less than the closing sales price of the common stock on the date such option is granted.  As of April 8, 2013, all shares available for issuance of awards under the 2012 Plan were issued.

Securities authorized for issuance under equity compensation plans

The following is a summary of all of our equity compensation plans as of April 8, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Number of restricted shares to be issued	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)
	(a)	(b)	(c)	(d)
Equity Compensation Plans Approved by Shareholders	-	-	$-	-
Equity Compensation Plans Not Approved by Shareholders	399,452	-	$-	-
	-	3,500,000	$-	-
	-	3,500,000	$-	-

Repurchase of Securities

We did not repurchase any of shares of our common stock during 2012 and 2011.

Recent Sales of Unregistered Securities

On January 17, 2011, pursuant to a Registered Trademark Transfer Agreement with Hangzhou Letu Digital Products Trade Co., Ltd. (“Hangzhou”), 216,000 shares of the Company’s common stock were issued to Hangzhou to purchase the registered trademark “Lotour”. The issuance of these shares to Hangzhou was exempt from the registration requirements of the Act pursuant to Regulation S under the Act because the offering of the shares was not made in the US and that Hangzhou is a non-US Person (as defined in the Act).

On January 20, 2011, pursuant to a Design and Development Engagement Agreement with Shenzhen Kangdewei Electronics Co., Ltd. (“Kangdewei”), 320,000 shares of the Company’s common stock were issued to Kangdewei to design and develop an electronic book product under the brand name “Lotour”. The issuance of these shares to Kangdewei was exempt from the registration requirements of the Act pursuant to Regulation S under the Act because the offering of the shares was not made in the US and that Kangdewei is a non-US Person (as defined in the Act).

On March 7, 2011, the Company issued 20,000 shares to 23 managing members of Yosen and its subsidiaries, pursuant to the 2011 Plan.

On September 14, 2011, the Company issued 80,000 shares of common stock, under the 2011 Plan, to our Chief Financial Officer and former Chief Financial Officer as compensation.

On June 1, 2012, the Company issued 3,500,000 shares of common stock, under the amended 2011 Plan, to our Chief Executive Officer as compensation.

On August 17, 2012, the Company issued a total of 3,500,000 shares of common stock, under the 2012 Plan, to five managing members of Yosen and its subsidiaries as compensation.

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

Overview (All dollar amounts in thousands)

Yosen Group owns 100% of Capital and Capital owns 100% of Joy & Harmony and Sanhe. Until August 14, 2007, when it made the change to its ownership structure described in the next paragraph to comply with certain requirements of the PRC law, Capital owned 100% of the capital stock of Zhejiang. Zhejiang owns 90% and Yiwu owns 10% of Wang Da. Zhejiang owns 90% and Wang Da owns 10% of Yiwu. On March 10, 2009 Zhejiang set up a new operating entity, Hangzhou Letong Digital Technology Co., Ltd. (“Letong”) to establish an electronic retail franchise operation for Yosen Group. On July 6, 2009, Zhejiang and Yiwu completed the acquisition of Jinhua Baofa Logistic Ltd (“Jinhua”).  Jinhua was incorporated under the laws of PRC on December 27, 2001.

On December 21, 2005, Capital became a wholly owned subsidiary of Yosen through a merger with a wholly owned subsidiary of the Company (the “Merger Transaction”). Yosen acquired all of the issued and outstanding capital stock of Capital pursuant to a the Merger Agreement dated at December 21, 2005 by and among Yosen, XY Acquisition Corporation, Capital and the shareholders of Capital (the “Merger Agreement”). Pursuant to the Merger Agreement, Capital became a wholly owned subsidiary of Yosen and, for the Capital shares, Yosen issued 7,000,000 shares of its common stock to the shareholders of Capital, representing 93% of the issued and outstanding capital stock of Yosen at that time and cash of $500. On August 15, 2007, we executed a series of contractual agreements between Capital and Zhejiang. The contractual agreements gave Capital and its equity owners an obligation, and having ability to absorb, any losses, and rights to receive returns; however, these contractual agreements did not change the equity ownership of Zhejiang. We did not dispose Capital’s equity ownership of Zhejiang when we executed the contractual agreements. Capital entered into share-holding entrustment agreements with five individuals: Zhenggang Wang, Yimin Zhang, Huiyi Lv, Xiaochun Wang and Zhongsheng Bao to hold 35%, 20%, 20%, 15% and 10%, respectively, of the equity interest of Zhejiang on behalf of Capital on November 21, 2005. The entrustment agreements confirm that Capital is the actual owner of Zhejiang. Capital enjoys the actual shareholder rights and has the right to obtain any benefits received by the nominal holders. Zhenggang Wang is the CEO and shareholder of Yosen Group. Yimin Zhang, Huiyi Lv, Xiaochun Wang and Zhongsheng Bao have no other relationship with Yosen Group. No consideration was given to these individuals who held the equity of Zhejiang on behalf of Capital.

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

Pursuant to a share exchange agreement, dated August 3, 2006, we issued 183,150 shares of restricted common stock to the former shareholders of Sanhe, valued at $3,750, which was the fair value (“FV”) of the shares at the date of the share exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

Pursuant to a share exchange agreement, dated November 28, 2006, we issued 544,622 newly issued shares of common stock to the former shareholders of Joy & Harmony, valued at $11,000, which was the FV of the shares at the date of exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

On July 6, 2009, Yosen’s subsidiaries, Zhejiang and Yiwu completed acquisition of Jinhua, a company organized under the laws of the PRC. Zhejiang acquired 90% and Yiwu acquired 10% of the equity interests in Jinhua from the shareholders of Jinhua for RMB 120,000 ($17,500) in cash.

Results of Operations

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

Reportable Operating Segments

In 2011, Sanhe closed all its 210 stores in stores, Joy & Harmony closed all its 196 stores in stores, and Letong closed its direct retail and franchise operation. In 2012, Yiwu closed all its 178 stores in stores, and Jinhua closed its logistics operations. As such, Sanhe, Joy & Harmony, Letong, Yiwu and Jinhua were reported as discontinued operations in the financial statements.

The Company reports financial and operating information in continuing operations only in the mobile phones segment through Wang Da and Zhejiang:

a)	Wang Da
b)	Zhejiang

a)	Wang Da

Wang Da focuses on distributing domestic brands mobile phones.

All amounts, except percentage of revenues, in thousands of US dollars.

	Year Ended December 31,		Percentage
Wang Da	2012	2011	Change
Revenue	$17,190	$39,009	(55.9)%
Gross Profit	762	2,376	(67.9)%
Profit Margin	4.4%	6.1%	(1.7)%
Operating loss	(6,083)	(4,474)	(36.0)%

For 2012, Wang Da generated revenue of $17,190, a decrease of $21,819 or 55.9% compared to $39,009 for 2011. Gross profit decreased $1,614 or 67.9% from $2,376 for 2011 to $762 for 2012. The decrease in revenue was primarily due to increased competition from government-owned large telecommunication service providers. Telecommunication service providers opened their direct operating stores to sell communication products. The decrease in revenue was also a result of splitting part of the mobile business to Zhejiang. Operating losses was $6,083 in 2012, increased $1,609 or 36.0% compared to $4,474 in 2011. Operating losses as a percentage of sales increased from 11.5% in 2011 to 35.4% in 2012, primarily as a result of paying additional compensation to terminate employment contracts with staff when Wang Da closed 154 stores in 2012.

Profit margin decreased from 6.1% in 2011 to 4.4% in 2012 as a result of lower profit margin on cell phone products.

b)	Zhejiang

Starting from the third quarter 2012, Zhejiang operated as part of the mobile phone business focusing on distribution of Samsung and Apple brand products.

2012
Revenue	$4,307
Gross Profit	143
Profit Margin	3.3%
Operating Loss	(1,133)

Total Company Net Sales

Net sales for 2012 totaled $21,497, a year-over-year decrease of $17,512 or 44.9% compared to $39,009 for 2011. The decrease was attributable to the increased competition in the cell phone products market in China.

Percentage of sales

In 2012, the Company earned 92.9% of its sales from its retail and 7.1% from its wholesale operations compared to 68.1% from retail and 31.9% from wholesale in 2011.

Percentage of sales from retail and wholesale operations for each segment is as follows in 2012:

	Wang Da	Zhejiang	Total
Retail	87.9%	98.0%	92.9%
Wholesale	12.1%	2.0%	7.1%

Percentage of sales from retail and wholesale operations for each segment is as follows in 2011:

	Wang Da	Zhejiang	Total
Retail	68.1%	-%	68.1%
Wholesale	31.9%	-%	31.9%

Cost of Sales

Cost of sales (“COS”) for 2012 totaled $20,592, or 95.8% of sales compared to $36,632, or 93.9% of for 2011. The decrease in the COS was a result of the decrease in sales. The COS as a percentage increased during 2012 primarily due to increased costs of electronics products. The increase in purchase rebates paid to suppliers, accounted for as an addition to COS, also contributed to the increase in COS.

Top Ten Suppliers of Each of Our Subsidiaries in 2012

	Wang Da	Zhejiang
1	Shenzhen Tianyin Telecommunication Company Limited	Hangzhou Dingfeng Digital Telecommunication Company Limited

2	Zhejiang Zhaotian Digital Company Limited	ESC Technology (Shanghai ) Ltd

3	Hangzhou Tianchen Digital Telecommunication Company Limited	Taizhou Yuanben Electronics Company Limited

4	Hangzhou Qianwang Telecommunication Equipment Company Limited	Zhejiang Wangyuda Trade Company Limited

5	ESC Technology (Shanghai ) Ltd	Zhejiang Zhongye Digital Telecommunication Company Limited

6	Hangzhou Weihua Telecommunication Company Limited	Sichuang ChanghongIT products Company Limited

7	Shanghai Post&Telecom Appliances Company (Hangzhou)	Xinchang Xuntong Communication Appliances Company Ltd

8	Hangzhou Huajie Computer Technology Company Limited	Tianyin Telecommunication Company Limited (Zhejiang)

9	Shenzhen Liansheng Technology Company Limited	Zhejiang Oupo Digital Company Limited

10	Hisense Electric Company Limited (Hangzhou)	Telecom Huasheng Communication Company Limited

Profit Margin

Profit margin in 2012 decreased to 4.2% compared to 6.1% in 2011. The profit margin decrease was mainly attributed to the decreased unit price of cell phone products while the cost did not decrease correspondingly.

Because the Company does not include the costs for its distribution network in COS, its gross profit and profit margin as a percentage of net sales (“profit margin”) may not be comparable to those of other retailers that may include distribution costs in cost of sales and in gross profit and profit margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2012 totaled $10,159, or 47.3% of net sales, compared to $7,915, or 20.3% for 2011. General and administrative expense increased as a percentage of sales, primarily due to additional compensation paid to terminate employment contracts with staff at the time Wang Da closed its stores.

Operating loss from Continuing Operations

Operating loss for 2012 was $9,254 or (43.0)% of net sales compared to $5,538 or (14.2)% for 2011. Lower sales and profit margin and increased general and administrative expenses led to the increase in loss from operations.

Provision for Income Taxes

Provision for income taxes for 2012 and 2011 were $0 due to losses incurred by both Wang Da and Zhejiang.

Net Loss from Continuing Operations

Net loss from continuing operations for 2012 was $9,214 or (42.9)% of net sales compared to $5,556 or (14.2)% for 2011. Declined sales and profit margin and increased general and administrative expenses led to the increase in loss from operations.

Net Loss from Discontinued Operations

Net loss from discontinued operations for 2012 was $6,653 compared to $47,288 for 2011, a decrease of $40,635. The decrease in net loss from discontinued operations was due to Sanhe and Joy & Harmony having had net losses in the past years, not operating in 2012, as well as Yiwu closing its stores in stores and Jinhua ceasing operations to avoid further operating losses.

Net Loss

Net loss for 2012 was $15,867 compared to $52,844 for 2011, a decrease of $36,977. The decrease in net loss was due to closing Sanhe, Joy & Harmony, Yiwu and Jinhua to avoid additional operating losses.

Foreign Currency Translation Adjustments

The impact of foreign translation from our accounts in RMB to US dollar on Yosen’s operating results was not material. During the translation process, the assets and liabilities of all PRC subsidiaries are translated into US dollars at period-end exchange rates. The revenues and expenses are translated into US dollars at average exchange rates of the periods. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

	2012	2011
RMB/$ exchange rate at year end	0.1591	0.1574
Average RMB/$ exchange rate for the years	0.1589	0.1549

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated results of operations. As a result of the translation, Yosen recorded a foreign currency gain of $132 in 2012 and $1,057 in 2011, which is a separate line item on the Statements of Operations and Comprehensive Loss.

Retail locations

The following table reflects a roll forward during 2011 and 2012 of our retail locations (i.e. number of stores opened, number of stores closed and number of stores open at year-end). “Store in store” refers to the sales counters where the Company’s products are displayed for sale within large-scale supermarkets, department stores and other sites. At present, all of our “stores in stores” are in Zhejiang province.

	Wang Da	Yiwu	Sanhe	Joy & Harmony	Zhejiang	Total
Locations at January 1, 2011	215	211	199	196	-	821
Opened during 2011	3	-	-	-	-	3
Closed during 2011	(65)	(33)	(199)	(196)	-	(493)
Locations at December 31, 2011	153	178	-	-	-	331

Opened during 2012	8	-	-	-	37	45
Closed during 2012	(154)	(178)	-	-	(3)	(335)
Locations at December 31, 2012	7	-	-	-	34	41

The following table reflects the square footage of each store space during 2011 and 2012.

(In square feet)	Wang Da	Yiwu	Sanhe	Joy & Harmony	Zhejiang	Total
Area at January 1, 2011	28,398	32,463	29,108	23,523	-	113,492
Opened during 2011	1,050	-	-	-	-	1,050
Closed during 2011	(8,065)	(5,021)	(29,108)	(23,523)	-	(65,717)
Area at December 31, 2011	21,383	27,442	-	-	-	48,825

Opened during 2012	5,160	-	-	-	19,410	24,570
Closed during 2012	(23,603)	(27,442)	-	-	(1,350)	(52,395)
Area at December 31, 2012	2,940	-	-	-	18,060	21,000

The following table reflects net sales per square foot for 2011 and 2012:

(In US dollars)	Wang Da	Zhejiang	Average
2011	$1,824	$-	$1,824
2012	5,847	248	3,048

The following table reflects the amount of comparable or same store sales for each period (i.e. the change in sales from stores that were open for each year presented).  A “comparable store” is defined as the same “store in store,” for which sales of that “store in store” is compared in the same month or same quarter of different years, such as the comparison of the sales occurring during March 2010 and March 2011 in the same “store in store.”

(In US dollars)	Wang Da	Zhejiang	Average
2011	$7,233	$-	$7,223
2012	5,219	6,251	5,735

Assessment of whether the stores are “comparable” is based on:

(1)  stores are in the same address;

(2)  relatively same business area (e.g. if the business area of a store has changed no more than 30%, it is regarded as having same business area; if the change in business area is more than 30%, the change in business area will be regarded as too significant as to be comparable;

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

(5) with respect to net sales per square foot each year and how we treat changes in square footage, this depends on the materiality of the impact on sales per square foot as a result of an increase or decrease in square footage. By way of example, a store with an area of 130 square feet had sales of $14,000 per month in 2006, which results in approximately $108 in sales per square foot. In 2007, if the same store increased the area of operation to 140 square feet and had sales of $16,000 per month that would result in approximately $114 in sales per square foot. We would deem the $6 increase in sales per square foot to be immaterial.  Accordingly, in this case, we will use the area of 130 square feet to compare same store sales, and the additional 10 square feet will be ignored in the calculation of same store sales.

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

Cash and equivalents were $456 at December 31, 2012 and current assets totaled $4,738. The Company’s current liabilities were $4,820 at December 31, 2012. Working capital deficit at December 31, 2012 was $(82). During 2012, net cash used in operating activities was $7,961.

Cash and equivalents were $5,778 at December 31, 2011 and current assets totaled $20,914. The Company’s current liabilities were $7,648 at December 31, 2011. Working capital at December 31, 2011 was $13,266. During 2011, net cash used in operating activities was $21,752.

The Company has short-term loans of $2,546 as of December 31, 2012.

The WFOE Law (1986), as amended and The WFOE Law Implementing Rules (1990), as amended, contain the principal regulations governing dividend distributions by WFOEs. Under these regulations, WFOEs, such as Wang Da and Zhejiang may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally,  Wang Da and Zhejiang are required to set aside a certain amount of any accumulated profits each year (a minimum of 10%, and up to an aggregate amount equal to half of its registered capital), to fund certain reserve funds. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. The Company’s two operating subsidiaries in China paid $525 in dividends during 2005, however, we do not intend to pay dividends on our common stock in the foreseeable future. If we ever determine to pay a dividend, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of such dividends from the profits of Wang Da and Zhejiang.

In summary, our cash flows were:

	Year Ended December 31,
	2012	2011
Net cash used in operating activities	$(7,961)	$(21,752)
Net cash provided by (used in) investing activities	143	(11)
Net cash provided by financing activities	2,546	-
Effect of exchange rate change on cash and equivalents	(50)	1,292
Net decrease in cash and equivalents	(5,322)	(20,471)
Cash and equivalents at beginning of year	5,778	26,249
Cash and equivalents at end of year	$456	$5,778

Operating Activities

Net cash used in operating activities was $7,961 in 2012 compared to $21,752 in 2011. This decrease was mainly attributable to (i) a decrease in net losses of $36,977 from $(52,844) in 2011 to $(15,867) in 2012, (ii) decrease in accounts payable and accrued expenses of $5,770, offset by the decrease in accounts receivable of $9,198, decrease in inventory of $1,421 in 2012, adding back the non-cash item, stock compensation expense of $2,327.

Investing activities

	2012	2011
Net cash used in investing activities	$143	$(11)

Net cash used in investing activities in 2011 was nominal. Net cash used in investing activities in 2012 was $143, which included proceeds from disposal of property and equipment of $147 and purchase of equipment of $4.

Financing Activities

There was no cash used in financing activities in 2011. In 2012, the Company received $2,546 in short-term bank loans.

	2012	2011
Net cash used in financing activities	$2,546	$-

Net decrease in cash and equivalents

	2012	2011
Net decrease in cash and equivalents	$(5,322)	$(20,471)

Cash and equivalents

	2012	2011
Cash and equivalents	$456	$5,778

Cash and equivalents as of December 31, 2012 and 2011 were solely bank accounts in US and China. Specifically, cash and equivalents for each subsidiary as of December 31, 2012 and 2011 included:

(all amounts are denominated at thousands)

Name of Entity	Region	Currency	2012	2011
Yosen Group	US entity	USD	384	26
Capital	BVI entity	USD	-	-
Zhejiang	Chinese entity	RMB	360	4,847
Yiwu	Chinese entity	RMB	53	4,611
Sanhe	Chinese entity	RMB	8	1,442
Wang Da	Chinese entity	RMB	32	20,182
Joy & Harmony	Chinese entity	RMB	2	2,607
Jinhua	Chinese entity	RMB	2	2,852

Cash equivalents held in the PRC subsidiaries are not freely transferrable outside the country. The amounts not freely transferable as of December 31, 2012 and 2011 were RMB457 ($70) and RMB36,541 ($5,752).

Capital Expenditures

Capital expenditures for purchase of fixed assets during 2012 and 2011 were $4 and $11, respectively.

Working Capital Requirements

Historically operations and short term financing have been sufficient to meet our cash needs. We believe we will be able to generate revenues from sales and raise capital through private placement offerings of our equity securities or from short-term borrowings to provide the necessary cash flow to meet anticipated working capital requirements. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by the availability of financing products and raising capital.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2012, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2012, the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal controls identified below.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). ICFR refers to the process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by the BOD, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and includes those policies and procedures that:

1.  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our ICFR based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, and due to the material weakness described below, management concluded that our ICFR was not effective as of December 31, 2012.

Our management identified the following material weakness: the ability of the Company to record transactions and provide disclosures in accordance with US GAAP. The current staff in our accounting department is inexperienced in US GAAP. They need substantial training to meet the demands of a US public company. The accounting skills and understanding necessary to fulfill the requirements of US GAAP-based reporting, including the preparation of financial statements and consolidation, are inadequate.

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

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm, Goldman Kurland and Mohidin LLP, regarding ICFR because we are a non-accelerated filer. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our ICFR that occurred during the fourth quarter of the year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our ICFR.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of our officers and directors as of April 8, 2013.

Name	Age	Position
Zhenggang Wang	44	Chief Executive Officer and Chairman of the Board
Weiping Wang	46	Chief Financial Officer
Xinchuan Kong	38	President
Chenghua Zhu	37	Director
Mingjun Zhu	44	Director
Rongjin Weng	49	Director
Wei Kang Gu	67	Director

There are no family relationships between or among any of the executive officers or directors of the Company. Below are brief descriptions of the backgrounds and experiences of the officers and directors:

Zhenggang Wang, Chief Executive Officer and Chairman of the Board

Mr. Wang has been the Company’s chief executive officer and chairman of its BOD since December 2005. He is also the founder, chairman and chief executive officer of Zhejiang YongXin Digital Technology Company Limited, a holding company to hold interests in Hangzhou Wang Da Electronics Company, Limited and Yiwu YongXin Telecommunication Company, Limited, both of which are based in China. Mr. Wang established Yiwu YongXin Telecommunication Company, Limited in 1997, and he serves as its chairman and chief executive officer. In 1998, Mr. Wang established Hangzhou Wang Da Electronics Company, Limited, which is in the business of distributing cellular telephone phones. Mr. Wang is the chairman and chief executive officer of Hangzhou Wang Da Electronics Company, Limited.  Mr. Wang does not hold any other directorships with reporting companies in the United States.

Weiping Wang, Chief Financial Officer

Mr. Weiping Wang has been appointed as Chief Financial Officer of Yosen Group effective June 21, 2011. Mr. Weiping Wang joined the Company in January 2010 and served as Assistant General Manager of Zhejiang Yongxin Technology Limited since then. Before joining the Company, Mr. Wang served as Deputy General Manager in Shaanxi Aokai Food Co., Ltd, a food producer with over 300 employees from 2005 to 2009, where his responsibilities included overseeing customer relations and supporting the General Manager with management of day-to-day operations. In 2004, Mr. Wang worked as a sales manager for Jinhua Aokai Trade Co. Ltd. From 1986 until 2003, Mr. Wang worked as a regional sales manager for Zhejiang Mifeng Group Co., Ltd, one of the “Top 100 Food Producers” in China. Mr. Wang received his Bachelor’s Degree in Business Administration from Zhejiang University, China.

Xinchuan Kong, President

Mr. Kong has been the Company’s president since December 2010. Mr. Kong served as the chief executive officer of Zhejiang YongXin Digital Technology Company, a subsidiary of the Company, from February 2010 to December 2010.  From May 2005 to January 2010, Mr. Kong served as a project manager at Hangzhou Ruisi Management Consulting Group.  From May 2003 to April 2005, Mr. Kong served as the assistant to the Chairman of Shanghai Jinjian Food Co. Ltd.  Mr. Kong received his Bachelor’s Degree in English from Henan Institute of Education and a Master’s Degree in Economics from Zhejiang University, China.

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

Term

Each director serves for a one year term after which they may stand for re-election at the Company’s annual meeting of stockholders. Each of our directors serves until his resignation or removal. Our officers serve at the pleasure of our BOD.

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

The Audit Committee has reviewed and discussed the audited financial statements for 2012 with management, and has discussed with the independent auditors the matters required to be discussed by Statement of Auditing Standards No. 61, Communication with Audit Committee, as currently in effect. The Audit Committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and has discussed with the independent auditors the independent auditors’ independence; and based on the review and discussions referred above, the Audit Committee recommended to the BOD that the audited financial statements be included in the Company’s Annual Report on Form 10-K for 2012 for filing with the SEC.

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

Communications with the Board of Directors

The BOD maintains a process for stockholders to communicate with the Board. Stockholders wishing to communicate with the BOD or any individual director must mail a communication addressed to the Secretary of the Company, Yosen Group, 368 HuShu Nan Road, HangZhou City, Zhejiang Province, China 310014. Any such communication must state the number of shares of our common stock beneficially owned by the stockholder making the communication. All of such communications will be forwarded to the full BOD or to any individual director or directors to whom communication is directed unless the communication is clearly of a marketing nature or is inappropriate, in which case we have the authority to discard the communication or taking appropriate legal action regarding the communication.

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

Changes in Director Nomination Process for Stockholders

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s BOD since the filing of the Company’s Annual Report on Form 10-K for 2012.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company to file reports of ownership and changes in ownership with the SEC. Such persons also are required to furnish our company with copies of all Section 16(a) forms they file. Based solely on our review of copies of such forms received by us, we believe that during 2012, the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act.

Code of Ethics

In 2007 we adopted a corporate code of ethics that applies to our principal executive officer and our principal financial and accounting officer. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code of ethics. The code of ethics was filed as Exhibit 14 to our Annual Report on Form 10-K for 2007. A written copy of the code of ethics will be provided upon request at no charge by writing to our Chief Financial Officer, Yosen Group, 368 HuShu Nan Road, HangZhou City, Zhejiang Province, China 310014.

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

The following table sets forth the cash and other compensation paid by us in 2012 and 2011 to all individuals who served as our Chief Executive Officer and Chief Financial Officer, who we collectively refer to as the named executive officers (“NEOs”). Our CEO was the only executive officer who received total compensation greater than $100,000 in 2012.

SUMMARY COMPENSATION TABLE

Name and				Stock	Option
Principal			Bonus	Awards	Awards
Position	Year	Salary	($)	($)	($)	Total
Zhenggang Wang, CEO(1)	2012	$43,050	-	218,750	-	$261,800
	2011	$84,250	-	-	-	$84,250

Weiping Wang, CFO (2)	2012	$57,650	-	-	-	$57,650
	2011	$42,125	-	24,000	-	$66,125

Jian Zhang,	2012	$-	-	-	-	$-
Former CFO (3)	2011	$15,446	-	12,000	-	$27,446

(1)	Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to ASC 718. The stock value was calculated based on the closing price of $ 0.3 per share on the date of grant.

(2)	Weiping Wang was appointed as Chief Financial Officer of the Company effective June 21, 2011. Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to ASC 718. The stock value was calculated based on the closing price of $ 0.6 per share on the date of grant.

(3)	Jian Zhang was appointed as Chief Financial Officer of the Company effective June 16, 2009 and resigned on June 17, 2011. Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to ASC 718. The stock value was calculated based on the closing price of $ 0.6 per share on the date of grant.

Grants of Plan-Based Awards

No plan based award was granted to any of the Company’s NEOs during the year ended December 31, 2012. The Company granted 10,000 restricted common stock to the President Mr. Xinchuan Kong in 2011.

Outstanding Equity Awards At Year-End

There were no outstanding unexercised options, unvested stock or other equity incentive plan awards held by any of the Company’s NEOs as of December 31, 2012. There were 10,000 shares of restricted common stock outstanding held by our President Mr. Xinchuan Kong as of December 31, 2011.

Option Exercises and Stock Vested

There were no exercises of stock options, stock appreciation rights and/or similar investment nor was there any vesting of stock, restricted stock, restricted stock units or similar instruments during the year ended December 31, 2012 for any of the Company’s NEOs. There were 10,000 shares of restricted common stock held by our President Mr. Xinchuan Kong vested in 2011.

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

Potential Payments upon Termination or Change in Control

Please see “Employment Agreements” below for a description of potential payments to Mr. Wang upon termination.

Employment Agreements

On May 17, 2012, we entered into an Employment Agreement with Mr. Zhenggang Wang, our Chief Executive Officer and Chairman, to continue to serve us in such capacity. The term of the Employment Agreement shall continue for a period of 36 months until May 17, 2015 unless earlier terminated as set forth in the Employment Agreement, and thereafter on a month to month basis unless and until terminated upon no less than 30 days prior written notice by either us or Mr. Wang.

Pursuant to the terms of the Employment Agreement, we will pay Mr. Wang as compensation a base salary in cash of (i) $40,000 per annum for the year beginning on May 17, 2012 (the “Effective Date”) and ending on the first anniversary of the Effective Date, (ii) $20,000 per annum for the year beginning on the first anniversary of the Effective Date and ending on the second anniversary of the Effective Date and (iii) $20,000 per annum for the year beginning on the second anniversary of the Effective Date and ending on the third anniversary of the Effective Date. In addition, we granted 3,500,000 shares of restricted common stock to Mr. Wang. The shares shall vest over three years with 1,666,666 vesting on the first anniversary of the grant date. 1,666,666 on the second and 1,666,666 on the third, in each case, that Mr. Wang continues to serve the Company as the Chief Executive Officer on such applicable vesting date.

Pursuant to the terms of Mr. Wang’s Employment Agreement, if Mr. Wang’s employment is terminated by us without Cause (as defined in the Employment Agreement) (the date of termination is referred to as the termination date, then we shall pay Mr. Wang in lieu of other damages, an amount equal to his then current base salary payable in installments at the same time the Company pays salary to its other senior executive employees for a period of one year. We shall have no liability to make any severance payments unless Mr. Wang complies with all confidentiality, non-solicitation and non-compete provisions set forth in the Employment Agreement. In addition, upon any termination of Mr. Wang’s employment by us without Cause (i) any shares of restricted stock granted to Mr. Wang pursuant to his Employment Agreement and not vested at the time of termination but that are scheduled to vest within one year of the termination date shall immediately vest and (ii) we shall maintain during the one year period following his termination all employee benefit plans and programs which Mr. Wang participated in immediately prior to such termination.

Compensation of Directors

The following table summarizes compensation that our directors earned during 2012 for services as members of the Company’s BOD:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Xinchuan Kong (2)	$48,115	-	-	-	-	-	$48,115
Wei Kang Gu	-	-	-	-	-	-	-
Chenghua Zhu	-	-	-	-	-	-	-
Mingjun Zhu	-	-	-	-	-	-	-
Rongjin Weng	-	-	-	-	-	-	-
Total	$48,115	-	-	-	-	-	$48,115

(1) Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to ASC 718.

(2) Xinchuan Kong served as the president of Yosen since December 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 8, 2012, concerning shares of common stock of the Company, the only class of its securities that are issued and outstanding, held by (1) each shareholder known by the Company to own beneficially more than five percent of the common stock, (2) each director of the Company, (3) each executive officer of the Company, and (4) all directors and executive officers of the Company as a group:

	Amount and Nature	Percentage of
Name and Address of Beneficial Owner (1)	of Beneficial Ownership	Common Stock (2)
Zhenggang Wang	5,445,000	29.0
Weiping Wang	40,000	*
Xinchuan Kong	10,000	*
Mingjun Zhu	-	-
Rongjin Weng	-	-
Wei Kang Gu	-	-
Chenghua Zhu	-	-
All directors and executive officers as a group (7 persons)	5,495,000	29.3

* Less than One Percent.

(1)	Unless otherwise indicated in the footnotes to the table, each shareholder shown on the table has sole voting and investment power with respect to the shares beneficially owned by him, her or it. Unless otherwise indicated in the footnotes to the table, the address for each shareholder is c/o Yosen Group, 368 HuShu Nan Road, HangZhou City, Zhejiang Province, China 310014. Percentages of less than one percent have been omitted from the table.

(2)	Ownership reflects the adjustment of 1 for 5 reverse stock split. Calculated on the basis of 18,782,356 shares of common stock issued and outstanding as of April 16, 2013 except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

Reference is made to the sections titled “Equity Compensation Plan Information” and “Securities Authorized for Issuance under Equity Compensation Plans” under Item 5 of this 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

As of December 31, 2012, the Company had an advance to its Chief Executive Officer in the amount of $502,000.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On January 5, 2009, the Company, on the recommendation of the Audit Committee of its BOD, engaged Goldman Kurland and Mohidin LLP (“GKM”) as its independent registered public accounting firm.

The following represents fees for professional audit services rendered by GKM for 2012 and 2011.

Audit Fees

The aggregate fees billed by our current auditors, GKM, for professional services rendered for the audit of our annual financial statements for 2012 and 2011 was $188,000 and $160,000, respectively.

Audit Related Fees

We incurred no audit related fees to GKM during 2012 and 2011.

Tax Fees

GKM did not render any services for tax compliance, tax advice and tax planning during the years ended December 31, 2012 and 2011.

All Other Fees

GKM did not bill us any additional fees that are not disclosed under audit fees, audit related fees or tax fees during 2012 and 2011.

Audit Committee Pre-Approval Process, Policies and Procedures

The Audit Committee has adopted pre-approval policies for all services, including both audit and non-audit services, provided by our independent auditors.  For audit services, each year the independent auditor provides the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Audit Committee before the audit commences.  The independent auditor also submits an audit services fee proposal, which also must be approved by the Committee before the audit commences.  The audit, tax, and all other fees and services described above were pre-approved for 2012 and 2011.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following are filed with this Annual Report:

(1)  The financial statements listed on the Financial Statements Table of Contents.

(2)  Not applicable.

(3)  The exhibits referred to below, which include the following managerial contracts or compensatory plans or arrangements:

☐	Yosen Group 2011 Restricted Stock Plan

(b)           The exhibits listed on the Exhibit Index are filed as part of this Annual Report.

(c)           Not applicable.

EXHIBIT INDEX

Exhibit No	Document Description
3.1	Amended and Restated Articles of Incorporation of the Registrant *
3.2	By-laws of the Registrant (1)
4.1	Yosen Group Amended 2005 Equity Incentive Plan. (2)
4.2	Yosen Group 2011 Restricted Stock Plan (19)
4.3	Amendment to the Company’s 2011 Restricted Stock Plan (20)
4.4	The Company’s 2012 Omnibus Securities and Incentive Plan (22)
10.1	Stock Purchase Agreement, dated as of October 17, 2005, by and among Sun Oil & Gas, Inc., EH&P Investments, John D. Swain, Fred Holcapek, PH Holding Group, Ma Cheng Ji, Zhou Wei, Zeng Xiu Lan, Gu Xiao Dong, Jacksonville Management Limited, Colin Wilson, Alliance Capital Management, Inc., Hanzhong Fang and China US Bridge Capital, Limited (3)
10.2	Consulting Services Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang YongXin Digital Technology Company Limited (4)
10.3	Operating Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang YongXin Digital Technology Company Limited (4)
10.4	Proxy and Voting Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang YongXin Digital Technology Company Limited (4)
10.5	Option Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang YongXin Digital Technology Company Limited (4)
10.6	Equity Pledge Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang YongXin Digital Technology Company Limited (4)
10.7	Subscription Agreement, dated as of December 20, 2005, between the Registrant and Huiqi Xu. (5)
10.8	Consulting Agreement, dated as of December 20, 2005, among the Registrant, Wen-An Chen and Huoqing Yang. (5)
10.9	Guarantee Contract between the Registrant and Shenzhen Shiji Ruicheng Guaranty and Investment Company Limited, dated as of December 21, 2005. (6)
10.10	Agreement and Plan of Merger, dated as of December 21, 2005, among the Registrant, YX Acquisition Corporation, Capital Future Development Limited, Zhenggang Wang, Yimin Zhang, Weiyi Lv, Xiaochun Wang, Zhongsheng Bao, Simple (Hongkong) Investment & Management Company Limited, First Capital Limited, Shenzhen Dingyi Investment & Consulting Limited and China US Bridge Capital Limited. (6)

10.11	Form of Promissory Note dated December 21, 2005. (6)
10.12	Share Exchange Agreement, dated as of November 28, 2006, among Yosen Group, Capital Future Development Limited (“Capital”), Shanghai Joy & Harmony Electronics Company Limited, and the shareholders of Capital. (7)
10.13	Form of Securities Purchase Agreement, dated July 13, 2007, by and among the Registrant and certain subscribers (8)
10.14	Letter of Intent for Strategic Partnership, dated November 22, 2007, between the Registrant’s subsidiary Zhejiang Yongxin Technology Limited and Hangzhou Xituo Network Technology Company (9)
10.15	Consignment Agreement, dated January 2, 2008, between the Registrant’s subsidiary Hangzhou Shan He Electric Company Limited and Hangzhou Lotour Digital Products Business Company Limited (10)
10.16	Consignment Agreement, dated January 3, 2008, between the Registrant’s subsidiary Hangzhou Wang Da Electric Company Limited and Hangzhou Lotour Digital Products Business Company Limited (10)
10.17	Acquisition Agreement dated December 19, 2008 by and among Zhejiang YongXin Digital Technology Company Limited, Yiwu YongXin Communication Limited Jinhua Baofa Logistic Limited and the shareholders of Jinhua Baofa Logistic Limited (12)
10.18	Amendment to Acquisition Agreement dated April 4, 2009 by and among Zhejiang YongXin Digital Technology Company Limited, Yiwu YongXin Communication Limited and the shareholders of Jinhua Baofa Logistic Limited (13)
10.19	Compensation Agreement, dated November 27, 2009, between Yosen Group and Joseph Levinson (14)
10.20	Board of Directors Agreement, dated December 8, 2006, among Yosen Group and Kenneth T. Berents (15)
10.21	Yosen Group 2008 Omnibus Securities and Incentive Plan (16)
10.22	Stock Option Agreement Director Non-Qualified Stock Option, dated December 1, 2008 and effective as of January 15, 2009, between Yosen Group and Kenneth Berents (16)
10.23	Stock Option Agreement Director Non-Qualified Stock Option, dated December 1, 2008 and effective as of January 15, 2009, between Yosen Group and Kenneth Berents (16)
10.24	Stock Option Agreement Director Non-Qualified Stock Option, dated December 1, 2008 and effective as of January 15, 2009, between Yosen Group and Kenneth Berents (16)
10.25	Stock Option Agreement with Todd L. Mavis, dated April 21, 2009, between Yosen Group and Todd L. Mavis (16)
10.26	Agreement dated May 3, 2007 between Yosen Group and Joseph Levinson (16)
10.27	Letter Agreement dated June 16, 2009 between Yosen Group and Jian Zhang (17)
10.28	Share-holding entrustment agreement dated November 21,2005 between Capital Future Developments Limited and Huiyi Lv (23)
10.29	Share-holding entrustment agreement dated November 21,2005 between Capital Future Developments Limited and Xiaochun Wang (23)
10.30	Share-holding entrustment agreement dated November 21,2005 between Capital Future Developments Limited and Yimin Zhang (23)
10.31	Share-holding entrustment agreement dated November 21,2005 between Capital Future Developments Limited and Zhenggang Wang (23)
10.32	Share-holding entrustment agreement dated November 21,2005 between Capital Future Developments Limited and Zhongsheng Bao (23)
10.33	Employment Agreement dated May 17, 2012 by and between the Company and Zhenggang Wang (20)

10.34	Loan Agreements, dated July 16, 2012, between the Company and Zhejiang Chouzhou Commercial Bank, dated July 16, 2012 (21)
14.1	Code of Business Conduct and Ethics (11)
21.1	List of Subsidiaries (18)
31.1	Certification of Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Principal Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)*
32.2	Certification of Principal Accounting and Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)*

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

(1)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on January 3, 2007.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-141173) dated March 9, 2007.

(3)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on October 21, 2005.

(4)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on September 11, 2007.

(5)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 20, 2005.

(6)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 22, 2005.

(7)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 11, 2006.

(8)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on July 17, 2007.

(9)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on November 28, 2007.

(10)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on January 17, 2008.

(11)	Incorporated by reference from the Registrant’s Annual Report filed with the SEC on Form 10-K on March 27, 2008.

(12)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 29, 2008.

(13)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on April 9, 2009.

(14)	Incorporated by reference from the Registrant’s Annual Report filed with the SEC on Form 10-K on April 16, 2009.

(15)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 14, 2006.

(16)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-159200) dated May 13, 2009.

(17)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on June 22, 2009.

(18)	Incorporated by reference from the Registrant’s Annual Report filed with the SEC on Form 10-K on April 16, 2010.

(19)	Incorporated by reference from the Registrant’s Annual Report filed with the SEC on Form 10-K on May 18, 2011.

(20)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on May 23, 2012.

(21)	Incorporated by reference from the Registrant’s Quarterly Report filed with the SEC on Form 10-Q on November 14, 2012.

(22)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-182754) dated July 19, 2012.

(23)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on April 16, 2012.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of April 2013.

YOSEN GROUP, INC.

/s/ Zhenggang Wang
Zhenggang Wang
Chief Executive Officer and Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ Zhenggang Wang		April 12, 2013
Zhenggang Wang	Chief Executive Officer and
Chairman (Principal Executive
Officer)

/s/ Xinchuan Kong
Xinchuan Kong	President	April 12, 2013

/s/ Weiping Wang
Weiping Wang	Chief Financial Officer (Principal	April 12, 2013
Accounting and Financial Officer)

/s/ Chenghua Zhu
Chenghua Zhu	Director	April 12, 2013

/s/ Mingjun Zhu
Mingjun Zhu	Director	April 12, 2013

/s/ Rongjin Weng
Rongjin Weng	Director	April 12, 2013

/s/ Wei Kang Gu
Wei Kang Gu	Director	April 12, 2013

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Yosen Group, Inc.

We have audited the accompanying consolidated balance sheets of Yosen Group, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Yosen Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years ended December 31, 2012 and 2011 in conformity with the United States generally accepted accounting principles.

The accompanying financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations for the past two years. In addition, the Company’s cash position substantially deteriorated from 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Goldman Kurland and Mohidin LLP

Encino, California

April 08, 2013

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,	December 31,
	2012	2011

ASSETS

Current assets:
Cash and equivalents	$456	$5,778
Accounts receivable, net	864	9,967
Inventories	1,971	3,358
Advances to suppliers	747	1,666
Advance to related party	502	-
Prepaid expenses and other current assets	198	145
Total current assets	4,738	20,914

Property and equipment, net	33	93
Total assets	$4,771	$21,007

LIABILITIES AND STOCKHOLDERS' EQUITY (deficit)

Current liabilities:
Short-term loans	$2,546	$-
Accounts payable	777	2,572
Accrued expenses	699	3,667
Income tax payable	798	1,409
Total liabilities	4,820	7,648

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 50,000,000 shares authorized and 18,782,356 issued and outstanding as of December 31,2012 and 20,000,000 shares authorized and 11,782,265 issued and outstanding as of December 31, 2011	19	12
Additional paid-in capital	24,041	21,721
Subscription receivable	(50)	(50)
Statutory reserve	11,543	11,543
Other comprehensive income	7,895	7,763
Accumulated deficit	(43,497)	(27,630)
Total stockholders’ equity (deficit)	(49)	13,359
Total liabilities and stockholders’ equity (deficit)	$4,771	$21,007

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31,

(dollars in thousands, except share amounts)

	2012	2011
Net sales	$21,497	$39,009
Cost of sales	20,592	36,632
Gross profit	905	2,377
Selling, general and administrative expenses	10,159	7,915
Loss from continuing operations	(9,254)	(5,538)
Other (income) expense
Interest income	(4)	(23)
Other income	(42)	(44)
Other expense	6	85
Total other (income) expense	(40)	18

Loss from continuing operations before income taxes	(9,214)	(5,556)
Provision for income taxes	-	-
Net loss from continuing operations	(9,214)	(5,556)

Net loss from discontinued operations, net of income taxes	(6,653)	(47,288)

Net loss	(15,867)	(52,844)

Foreign currency translation adjustments	132	1,057
Comprehensive loss	$(15,735)	$(51,787)

Basic and diluted loss per share:
Continuing operations	$(0.61)	$(0.48)
Discontinued operations	(0.44)	(4.07)
Net loss per share	$(1.05)	$(4.55)

Weighted average shares outstanding:
Basic and Diluted	15,043,194	11,619,657

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2012 and 2011

(in thousands)

							Retained
			Additional			Other	Earnings	Total
	Common Stock		Paid-In	Subscription	Statutory	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Reserve	Income	Deficit)	Equity (deficit)
Balance at January 1, 2011	10,966	$11	$20,296	$(50)	$11,543	$6,706	$25,214	$63,720
Foreign currency translation adjustments	-	-	-	-	-	1,057	-	1,057
Issuance of common stock for compensation	816	1	1,425	-	-	-	-	1,426
Net loss	-	-	-	-	-	-	(52,844)	(52,844)
Balance at December 31, 2011	11,782	$12	$21,721	$(50)	$11,543	$7,763	$(27,630)	$13,359
Foreign currency translation adjustments	-	-	-	-	-	132	-	132
Issuance of common stock for compensation	7,000	7	2,320	-	-	-	-	2,327
Net loss	-	-	-	-	-	-	(15,867)	(15,867)
Balance at December 31, 2012	18,782	$19	$24,041	$(50)	$11,543	$7,895	$(43,497)	$(49)

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

(dollars in thousands)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,867)	$(52,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24	146
Amortization of intangible assets	-	1,380
Goodwill impairment	-	11,229
Intangible assets impairment	-	12,077
Gain on disposal of property, plant and equipment	(85)	-
Stock based compensation	2,327	601
(Increase)/decrease in assets
Accounts receivable	9,198	1,452
Inventories	1,421	4,134
Prepaid expenses and other current assets	(52)	1,695
Advances to suppliers	936	608
Advance to related party	502	-
(Increase)/decrease in current liabilities
Accounts payable	(1,819)	(1,567)
Accrued expenses	(3,951)	(1,298)
Income tax payable	(595)	635
Net cash used in operating activities	(7,961)	(21,752)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4)	(11)
Proceeds from disposal of property, plant and equipment	147	-
Net cash provided by (used in) investing activities	143	(11)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loan	2,546	-
Net cash provided by financing activities	2,546	-

Effect of exchange rate changes on cash and equivalents	(50)	1,292
Net decrease in cash and equivalents	(5,322)	(20,471)
Cash and equivalents, beginning of year	5,778	26,249
Cash and equivalents, end of year	$456	$5,778

Supplemental disclosure of cash flow information:
Income taxes paid	$688	$158
Interest paid	$73	$-

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Note 1 - ORGANIZATION

Yosen Group, Inc. (the “Company” or “Yosen”) was incorporated on August 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited - BVI (“Capital”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands (“BVI”). Zhejiang YongXin Digital Technology Company Limited (“Zhejiang”), Yiwu YongXin Communication Limited (“Yiwu”), Hangzhou Wang Da Electronics Company Limited (“Wang Da”), Hangzhou Sanhe Electronic Technology Limited (“Sanhe”), Shanghai Joy & Harmony Electronics Company Limited (“Joy & Harmony”), and Jinhua Baofa Logistic Ltd (“Jinhua”) were incorporated under the laws of Peoples Republic of China (“PRC”) on July 11, 2005, July 18, 1997, March, 30, 1998, April 12, 2004, August 20, 2003 and December 27, 2001, respectively. All dollar amounts are in thousands, unless otherwise indicated.

On December 21, 2005, Capital became a wholly owned subsidiary of Yosen through a reverse merger (“Merger Transaction”). Yosen acquired all of the issued and outstanding capital stock of Capital pursuant to a Merger Agreement dated December 21, 2005 by and among Yosen, XY Acquisition Corporation, Capital and the shareholders of Capital (the “Merger Agreement”). Pursuant to the Merger Agreement, Capital became a wholly owned subsidiary of Yosen and, in exchange for the Capital shares, Yosen issued 7,000,000 shares of its common stock to the shareholders of Capital, representing 93% of the issued and outstanding capital stock of Yosen at that time and cash of $500.

On August 3, 2006, Capital completed the acquisition of a 100% interest in Sanhe for a cash and stock transaction valued at $8,750. The consideration consisted of 183,150 newly issued shares of the Company’s common stock and $5,000 in cash.

On November 28, 2006, Capital completed the acquisition of a 100% interest in Joy & Harmony for a cash and stock transaction valued at $18,500. The consideration consisted of 544,622 shares of the Company’s common stock and $7,500 in cash.

On August 15, 2007, we executed a series of contractual agreements between Capital and Zhejiang. The contractual agreements give Capital and its equity owners an obligation, and having ability to absorb, any losses, and rights to receive returns; however, these contractual agreements did not change the equity ownership of Zhejiang. We did not dispose Capital’s actual equity ownership of Zhejiang when we execute the contractual agreements. Capital entered into share-holding entrustment agreements with five individuals - Zhenggang Wang, Yimin Zhang, Huiyi Lv, Xiaochun Wang and Zhongsheng Bao to hold 35%, 20%, 20%, 15% and 10%, respectively, of the equity interest of Zhejiang on behalf of Capital on November 21, 2005. The entrustment agreements confirm that Capital is the actual owner of Zhejiang. Capital enjoys the actual shareholder’s rights and has the right to obtain any benefits received by the nominal holders. Zhenggang Wang is the CEO and shareholder of Yosen. Yimin Zhang, Huiyi Lv, Xiaochun Wang and Zhongsheng Bao have no other relationship with Yosen. No consideration was given to these individuals who held the equity of Zhejiang on behalf of Capital.

On July 6, 2009, Yosen and its subsidiary Zhejiang and Yiwu purchased 100% of Jinhua for RMB 120 million ($17,500) in cash.  Zhejiang acquired 90% and Yiwu acquired 10% of the equity interests in Jinhua.

The purchase price and related allocation to the estimated fair values (“FVs”) of the assets acquired and liabilities assumed in accordance with ASC Topic 805 “Business Combinations” is as follows:

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

ORGANIZATIONAL CHART

Our corporate structure as of December 31, 2012 is as follows:

* These entities ceased operation as of December 31, 2011.

** These entities ceased operation as of December 31, 2012.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  The Company’s subsidiaries – Wang Da, Yiwu, Joy & Harmony, Sanhe, Jinhua and Zhejiang’s functional currency is the Chinese Renminbi (“RMB”), however, the accompanying consolidated financial statements were translated and presented in United States Dollars (“$”, or “USD”). Yosen is the parent company that was incorporated on August 20, 1998 under the laws of the State of Nevada. The parent company does not have operations; therefore, it does not have sales. The main activities of Yosen were incurring public company expenses. Yosen pays all of its expenses in USD. Therefore, we believe Yosen’s functional currency is USD. Capital was incorporated on July 22, 2004 under the laws of the BVI. Capital is a holding company and it does not have operations. As a result, we determined that Yosen and Capital’s functional currency is USD.

Reverse Stock Split

On December 31, 2012, the Company effected a reverse split of the Company’s Common Stock, $0.001, par value per share, at a ratio of 1-for-5 with all fractional shares rounded up to the next whole share. Immediately prior to the Reverse Stock Split, the Company had 93,911,327 shares of Common Stock outstanding. After the Reverse Stock Split, the Company had 18,782,356 shares outstanding. Pursuant to the Reverse Stock Split, the number of authorized shares of the Company’s Common Stock was reduced from 100,000,000 to 20,000,000 shares of Common Stock.

Immediately, following the consummation of the Reverse Stock Split, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 20,000,000 to 50,000,000 shares and to approve the amendment of the Company’s Articles of Incorporation to change the name of the Company to “Yosen Group, Inc.”. The par value of our common stock remains unchanged at $0.0001 per share and the number of authorized shares of common stock remains the same after the reverse stock split.

As the par value per share of our common stock remained unchanged at $0.0001 per share, a total of $75 was reclassified from common stock to additional paid-in capital. All references to shares of common stock and per share data for all periods presented in the accompanying financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company realized net loss of $15,867 and $52,844 for 2012 and 2011, respectively. The Company had accumulated deficit of $43,497 as of December 31, 2012. In addition, the Company’s cash position substantially deteriorated from 2010. There can be no assurance that the Company will become profitable or that it will survive as a public company. These issues raise substantial doubt regarding the Company’s ability to continue as a going concern.

In 2011 and 2012, we closed most of our stores in stores locations and laid off most of our employees. We retained highly qualified personnel and a small number of stores with stable revenues. As a result, we significantly cut our operating expenses and our losses are decreasing over time. We are now concentrating on improving our product mix, upgrading the stores that are currently open and strengthening cooperation with China Telecom, China Unicom and other large state-owned operators to develop new businesses.

Principles of Consolidation

The consolidated financial statements include the accounts of Yosen and its wholly owned subsidiaries Capital, Wang Da, Yiwu, Joy & Harmony, Sanhe and Jinhua and variable interest entity Zhejiang, collectively referred to as the Company. All material intercompany accounts, transactions and profits were eliminated in consolidation.

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

		Additions
Year	Balance at January 1,	(1) Charged to expenses	(2) Charged to other comprehensive loss	Deductions	Balance at December 31,
2012	$751	$208	$-	$-	$959
2011	$441	$310	$-	$-	$751

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of December 31, 2012 and 2011, inventory consisted entirely of finished goods valued at $1,971 and $3,358, respectively.

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

Automotive	5 years
Office Equipment	5 years

As of December 31, 2012 and 2011, property and equipment consisted of the following:

	2012	2011
Automotive	$40	$650
Office equipment	168	206
Sub Total	208	856
Less: accumulated depreciation	(175)	(763)
Total	$33	$93

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC Topic 360, “Property, Plant and Equipment”, requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2012 and 2011, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

ASC Topic 825, “Financial Instruments”, requires that the Company disclose estimated FVs of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of FV.

Impairment of Goodwill and Intangible Assets

In accordance with ASC Topic 350,”Goodwill and Intangible Assets”, we test goodwill at the reporting unit level for impairment on an annual basis. Reporting units are determined based on the Company's operating segments. In performing the impairment test, we utilize the two-step approach prescribed under ASC 350. Step 1 requires a comparison of the carrying value of each reporting unit to its estimated FV. We use the income approach for Step 1 to estimate the FV of our reporting units at December 31, 2011. The Step 1 impairment analysis indicated that the carrying value of the net assets of Sanhe, Joy & Harmony and Jinhua exceeded the estimated FV of the reporting unit.

As a result, we were required to perform Step 2 of the goodwill impairment test to determine the amount, if any, of goodwill impairment charges for Sanhe, Joy & Harmony and Jinhua. Step 2 of the goodwill impairment test compares the implied FV of a reporting unit’s goodwill to its carrying value. If the carrying value of the goodwill of a reporting unit exceeds the FV of that goodwill, an impairment loss is recognized in an amount equal to the excess. We completed Step 2 at December 31, 2011 and determined that goodwill had no value, hence impairment of $4,507 $6,250 and $472 were required at December 31, 2011 for Sanhe, Joy & Harmony and Jinhua, respectively. Goodwill impairment is reflected in operating expenses in our consolidated statements of operations and comprehensive loss for the year ended December 31, 2011.  Impairment charges related to goodwill have no impact on our cash balance.

We further performed Step 2 of the annual intangible assets impairment test for Jinhua at December 31, 2011, comparing the FV of the indefinite-lived intangible assets with the carrying value. Since the carrying value is greater than the FV, an impairment loss was recognized in an amount equal to the excess. Upon completion of the Step 2 test, we determined that the intangible asset should be written off completely. An impairment of $12,077 was recognized in operating expenses in our consolidated statements of operations and comprehensive loss for the year ended December 31, 2011.  Impairment charges related to the intangible assets have no impact on our cash balance.

The estimate of FV of our reporting units requires significant judgment. We based our FV estimates on assumptions that we believe to be reasonable but that are unpredictable and inherently uncertain, including estimates of future growth rates, estimate of future discounted cash flows and operating margins and assumptions about the overall economic climate and the competitive environment for our business units. There can be no assurance that our estimates and assumptions made for purposes of our goodwill testing as of the time of testing will prove to be accurate predictions of the future.

Short-term Bank Loans

As of December 31, 2012, short-term loans consisted of the following:

Bank loan from Bank of Chouzhou, dated July 16, 2012, due on July 15, 2013, with an annual interest rate of 6.6% payable monthly, personally guaranteed by the CEO.	$796

Bank loan from Bank of Chouzhou, dated July 17, 2012, due on July 16, 2013, with an annual interest rate of 6.6% payable monthly, personally guaranteed by the CEO.	1,591

Bank loan from Bank of Hangzhou, dated September 10, 2012, due on March 8, 2014, with an annual interest rate of 11.2% payable monthly.	159
$2,546

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

The Company records revenues when title and the risk of loss pass to the customer.  Generally, these conditions occur on the date the customer takes delivery of the product.  Revenue is generated from sales of Yosen products through two main revenue streams:

1.	Retail. 92.9% and 68.1% of the Company's revenue comes from sales to customers at outlets installed inside department stores etc. (i.e. store in store model) during 2012 and 2011, respectively and is mainly achieved through two broad categories:

a.	Purchase contracts. Sales by purchase contracts have terms of 30 days from the transfer of goods to the customer. Under this method, the Company delivers goods to places designated by the customers and receives confirmation of delivery. At that time, ownership and all risks associated to the goods are transferred to the customers and payment is made within 30 days. The Company relieves its inventory and recognizes revenue upon receipt of confirmation from the customer.

b.	Point of sale transfer of ownership. Under this method, the Company’s products are placed in third party stores and sold by the Company’s sales people. Upon purchase of the item by the customer, the Company relieves its inventory and recognizes revenue related to that item.

2.	Wholesale. 7.1% and 31.9% of the Company's revenue comes from wholesale during 2012 and 2011, respectively. Recognition of income in wholesales is based on the contract terms. In 2012, the main contract terms on wholesale agreed that payments be paid 15 days after receipt of goods and that ownership and all risks associated with the goods are transferred to the customers on the date of goods received and payments will be made 15 days therefrom.

Sales revenue is therefore recognized on the following basis:

1.	Store in store model:

a.	For goods sold under sales and purchase contracts, revenue is recognized when goods are received by customers.

b.

For goods at customer outlets which the Company’s sales people operate, and inventory of goods is under joint control by the customers and the Company, revenue is recognized at the point of sale to the end buyer. Yosen has title and owns the inventory under joint control. Such joint controlled inventory has been properly included in reported inventory balance of Yosen’s financial statements.

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

The reported sales do not include estimate of returns due to defects for the period presented because we do not offer customers the right to return in China. We do not allow the customers to return the products for cash refunds, credit, or exchange for other products through general rights of return. If the products are defective, manufacturers are directly responsible for the defects. Yosen Group, as a distributor, only assists customers in returning the defective products to manufacturers. The manufacturers send replacement products to customers directly.

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

Shipping and handling fees

The Company follows ASC 605-45, “Handling Costs, Shipping Costs”.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of General and administrative expenses which were $23 and $38 for 2012 and 2011, respectively.

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

Management fees paid to the department stores under “store in store” model

Under the “store in store” business operation model, the Company may pay management fees to the department stores, which are in the form of service charges. The management fees are reflected in general and administrative expenses. Such management fees were $1,651 and $2,372 in general and administrative expenses for 2012 and 2011, respectively.

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $0 and $55 for 2012 and 2011, respectively.

Other Income

Other income was $42 and $44 for the years ended December 31, 2012 and 2011. Other income consists of the following:

	2012	2011
Commission income from China Unicom	$6	$-
Miscellaneous	36	44
Total other income	$42	$44

Commission income from China Unicom is related to the sales of China Unicom’s wireless service and products, i.e. rechargeable mobile phone cards.

Income Taxes

The Company utilizes ASC Topic 740, “Income Taxes”. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Basic and Diluted Earnings (Loss) per Share

Earnings (loss) per share are calculated in accordance with ASC Topic 260, “Earnings per Share”. Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (losses) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. If convertible shares and stock options are anti-dilutive, the impact of conversion is not included in the diluted net income per share. Excluded from the calculation of diluted earnings per share for 2012 and 2011 were 10,000 options, as they were not dilutive.

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

Segment Reporting

FASB ASC Topic 280, “Segment Reporting”, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company operated in four segments before the acquisition of Jinhua in July 2009. Since then, the Company operated in five segments until Sanhe and Joy & Harmony ceased operations at the end of 2011 and Yiwu and Jinhua ceased operations in 2012. As a result, the Company operated only in mobile phone segment in 2012 (see Note 14).

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

In December 2011, FASB issued ASU 2011-11, Disclosures about offsetting Assets and Liabilities, requiring additional disclosure about offsetting and related arrangements. ASU 2011-11 is effective retrospectively for periods beginning on or after January 1, 2013. The adoption of ASU 2011-11 did not have a material impact on the Company’s Consolidated financial statements.

In July 2012, FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. ASU 2012-02 allows an entity the option of first performing a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The adoption of ASU 2012-02 did not have a material impact on the Company’s consolidated financial statements.

Note 3 – ADVANCES TO SUPPLIERS

Advances to suppliers represent advance payments to suppliers for the purchase of inventory.

Note 4 - COMMON STOCK

On January 15, 2009, the Company’s Board of Directors (“BOD”) adopted the Yosen Group, Inc. 2008 Omnibus Securities and Incentive Plan (the “2008 Plan”).  The 2008 Plan provides for the granting of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant.  Under the 2008 Plan 400,000 shares of the Company’s common stock are available for issuance for awards.  Each award shall remain exercisable for a term of ten (10) years from the date of its grant. The price at which a share of common stock may be purchased upon exercise of an option shall not be less than the closing sales price of the common stock on the date such option is granted.  The 2008 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it is adopted by the BOD.

In April and October 2009, the Company issued 399,454 shares of common stock under the 2008 Plan. The cost is recognized over a three year period. $295 and $501 was recognized as stock based compensation expense during 2012 and 2011. All shares were vested as of December 31, 2012.

On January 17, 2011, Yosen entered into a Registered Trademark Transfer Agreement to purchase the registered trademark, “Lotour.”  The trademark expires July 6, 2020.  The consideration for the trademark was RMB2,280,000 ($346), which was paid in the form of 216,000 shares of the Company’s common stock, valued at $1.6 per share.

On January 20, 2011, Zhejiang entered into a Design and Development Engagement Agreement to design and develop an electronic book product under the brand name “Lotour.” The total consideration for the design and development of the electronic book product is RMB3,160,000 ($480), which was paid in the form of 320,000 shares of the Company’s common stock, valued at $1.5 per share. The term of the Development Agreement was from January 20, 2011 to July 19, 2011, at which date, the design and development agreement was completed and the “Lotour” electronic book started trial production.

On March 7, 2011, the Company issued 200,000 shares to 23 managing members of Yosen and its subsidiaries, pursuant to the 2011 Restricted Stock Plan.

On September 14, 2011, the Company issued 80,000 shares, under the 2011 plan, to our CFO and former CFO as stock compensations, pursuant to the 2011 Restricted Stock Plan.

On May 17, 2012, the Company amended the 2011 Restricted Stock Plan and increased the number of shares of common stock that may be granted to 4,100,000. Effective May 17, 2012, the Company granted 3,500,000 shares of restricted common stock to our CEO pursuant to his employment agreement. The shares shall vest over three years with 1,166,666 vesting on the first anniversary of the grant date, 1,166,666 on the second and 1,166,667 on the third. The common stock was valued at grant date with a FV of $1,050. During 2012, $219 was recognized as stock based compensation expense.

On July 19, 2012, the Company’s BOD adopted the Yosen Group, Inc. 2012 Omnibus Securities and Incentive Plan (the “2012 Plan”).  Under the 2012 Plan, 3,500,000 shares of the Company’s common stock were issued.  The common stock was valued at grant date with a FV of $1,750, which was recognized as stock based compensation expensed in 2012.

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

The following summarizes the option activities for the years ended 2012 and 2011:

	Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	10,000	$20.8	6.13	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2011	10,000	$20.8	5.13	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2012	10,000	$20.8	4.13	$-

Outstanding options by exercise price consisted of the following as of December 31, 2012:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$20.8	10,000	4.0	$20.8	10,000	$20.8

During 2011 and 2012, the Company did not issue any stock options. The 10,000 stock options outstanding as of December 31, 2012 were issued in 2007 to our former director Mr. Kenneth Berents, have a 10 year term and vested immediately upon issuance.

The company estimates the FV of stock options at grant date using the Black-Scholes valuation model, consistent with the provisions of ASC 718-10 “Stock Compensation”. Key inputs and assumptions used to estimate the FV of stock options include the grant price of the award, the expected option term, volatility of the company’s stock, the risk-free rate and the company’s dividend yield.

The following table presents the weighted-average assumptions used in the valuation at the grant date and the resulting weighted average FV per option granted:

Term	10 years
Expected volatility	130%
Risk – free interest rate	2%
Dividend yield	0%
Weighted-average grant date FV	$4.5	0

Note 6 - COMPENSATED ABSENCES

Regulation 45 of the labor laws in the PRC entitles employees to annual vacation leave after one year of service. In general all leaves must be utilized annually, with proper notification, any unutilized leave is cancelled.

Note 7 - INCOME TAXES

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense or penalties recognized during 2012 and 2011.

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

The US entity, Yosen is subject to the US federal income tax at a rate of 34%. The US entity does not conduct any operations and only incurs public company expenses, such as legal fees, accounting fees, investor relations expenses and filing fees. In the process of applying step one, we determined it is more likely than not that all of the Company’s deferred tax assets will not be realized. As of December 31, 2012, the US entity has incurred net accumulated operating losses of approximately $4,120 for income tax purposes. As a result, $1,401 of valuation allowance was recorded to reduce the deferred tax asset to zero. The net change in valuation allowance was $952 in 2012 and $300 in 2011 for the US entity.

The PRC subsidiaries, Sanhe, Wang Da, Joy& Harmony, Yiwu and Zhejiang are subject to the PRC income tax at a rate of 25%. Jinhua is subject to PRC income tax using simplified tax system. In 2012, the PRC operating subsidiaries incurred an adjusted net operating loss of $6,413. In the process of applying step one, management believes these subsidiaries will continue to incur losses in the near future due to high market competition, slowing market demand, rising labor and fuel costs. We believe it is more likely than not that the subsidiaries will not be able to benefit from the deferred tax assets in association with the operating losses. The net change in valuation allowance was $1,603 in 2012 and $1,165 in 2011 for the PRC subsidiaries.

The components of deferred income tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
U.S. net operating losses	$952	$300
PRC net operating losses	1,603	1,165
Total deferred tax assets	2,555	1,465
Less valuation allowance	(2,555)	(1,465)
	$-	$-

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate is as follows for 2012 and 2011.

	2012	2011
Tax (benefit) at US Statutory Rate	(34.0)%	(34.0)%
Tax rate difference	6.3%	7.6%
Valuation allowance	27.7%	26.4%
Effective rate	-%	-%

Note 8 - COMMITMENTS

The Company leases office facilities under operating leases that terminate through 2017. Rent expense for 2012 and 2011 was $59 and $197, respectively.

The future minimum obligations under these agreements are as follows by years as of December 31, 2012:

2013	$150
2014	198
2015	69
2016	64
2017	94
$575

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

Statutory reserve funds are restricted to offset against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2012 and 2011, the Company had allocated $11,543 and $11,543 to these non-distributable reserve funds.

Note 10 – DISCONTINUED OPERATIONS

In 2011, Sanhe closed all its 210 stores in stores. Joy & Harmony closed all its 196 stores in stores. Letong closed its direct retail and franchise operation. All three entities ceased operation as of December 31, 2011. In 2012, Yiwu closed all its 178 stores in stores. Jinhua ceased its logistics operation. As such, Sanhe, Joy & Harmony, Letong, Yiwu and Jinhua met the conditions to be reported as discontinued operations in the financial statements, and accordingly, the results of operations have been reclassified for all periods to conform to the current period's presentation.

The following table summarizes the assets and liabilities of the discontinued operations as of December 31, 2012 and 2011 included in the Consolidated Balance Sheets:

	2012	2011
Cash	$10	$1,812
Accounts receivable, net	-	6,669
Inventories	-	1,131
Advance to suppliers	-	1,115
Prepaid expenses and other assets	26	121
Property, plant and equipment	22	79
Total assets	58	10,927

Short-term loans	2,386	-
Accounts payable	-	536
Accrued expenses	-	1,317
Income tax payable	840	1,305
Other payable	106	-
Total liabilities	3,332	3,158

Net assets	$(3,274)	$7,769

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations and Comprehensive Loss:

	2012	2011
Sales, net	$5,413	$90,822
Cost of sales	6,251	86,747
Gross profit (loss)	(838)	4,075
General and administrative expenses	5,816	50,903
Loss from discontinued operations	(6,654)	(46,828)
Other income (expenses)	78	(254)
Loss before income taxes	(6,576)	(47,082)
Provision for income taxes	77	206
Net loss from discontinued operations, net of income tax	$(6,653)	$(47,288)

Note 11 - OTHER COMPREHENSIVE INCOME

Other comprehensive income, included in stockholders’ equity for 2012 and 2011, represents foreign currency translation adjustments.

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

Note 13 - MAJOR CUSTOMERS, VENDORS AND CREDIT RISK

During 2012 and 2011, no customer accounted for more than 10% of the Company’s sales. Four vendors accounted for more than 10% of the Company’s purchases, which represented 13.7%, 11.5%, 10.3% and 10.2%, respectively of the Company’s purchase.  As of December 31, 2012 and 2011, the Company had no customer or vendor which comprised more than 10% of the Company’s accounts receivable or accounts payable.

Note 14 -   SEGMENT INFORMATION

We separately operate and prepare accounting and other financial reports to management for two business organizations (Wang Da and Zhejiang). Starting from the third quarter 2012, mobile phones businesses are split between Wang Da and Zhejiang. Wang Da focuses on distributing domestic brands mobile phones. Zhejiang focuses on distributing Samsung and Apple brand products. As a result, Zhejiang’s operations, together with Wang Da, are reported in “Mobile Phones” segment for 2012, as disclosed in the Consolidated Statements of Operations and Comprehensive Loss.

We only have one reportable segment - mobile phones, required by ASC Topic 280, “Segment Reporting”, operated by Wang Da and Zhejiang. The operating results for mobile phones segment for 2012 and 2011 are disclosed in the Consolidated Statements of Operations and Comprehensive Loss.

