Form 10-Q
period 2013-03-31
Yosen Group, Inc.
filed 2013-05-15
CIK 1076784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2013

or

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

As of May 15, 2013, the registrant had 18,782,356 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current assets:
Cash and equivalents	$328,584	$456,495
Accounts receivable, net	448,821	863,800
Inventories	2,030,349	1,970,850
Advances to suppliers	1,373,609	747,171
Advances to related party	-	501,814
Prepaid expenses and other current assets	59,605	198,119
Total current assets	4,240,968	4,738,249

Property and equipment, net	52,143	33,160
Total assets	$4,293,111	$4,771,409

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Short-term loans	$2,553,219	$2,545,541
Accounts payable	806,648	777,389
Accrued expenses	688,731	698,924
Income tax payable	805,913	798,430
Total liabilities	4,854,511	4,820,234

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized and 18,782,356 issued and outstanding as of March 31, 2013 and December 31, 2012	18,782	18,782
Additional paid-in capital	24,145,112	24,041,779
Subscription receivable	(50,000)	(50,000)
Statutory reserve	11,542,623	11,542,623
Other comprehensive income	7,919,123	7,895,504
Accumulated deficit	(44,137,040)	(43,497,563)
Total stockholders' deficit	(561,400)	(48,875)
Total liabilities and stockholders' deficit	$4,293,111	$4,771,409

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

THREE MONTHS ENDED MARCH 31, 2013 and 2012 (UNAUDITED)

	2013	2012

Net sales	$3,633,954	$5,242,009
Cost of sales	3,488,951	4,868,118
Gross profit	145,003	373,891
Selling, general and administrative expenses	721,201	2,490,135
Loss from continuing operations	(576,198)	(2,116,244)
Other (income) expense:
Interest income	(4,909)	(2,017)
Other income	(20,607)	-
Other expense	-	2,643
Total other (income) expense	(25,516)	626

Loss from continuing operations before income taxes	(550,682)	(2,116,870)
Provision for income taxes	-	-
Net loss from continuing operations	(550,682)	(2,116,870)

Net loss from discontinued operations, net of income taxes	(88,795)	(2,662,364)

Net loss	(639,477)	(4,779,234)

Foreign currency translation adjustments	23,619	94,231
Comprehensive loss	$(615,858)	$(4,685,003)

Basic and diluted loss per share:
Continuing operations	$(0.03)	$(0.18)
Discontinued operations	-	(0.23)
Net loss per share	$(0.03)	$(0.41)

Weighted average shares outstanding:
Basic and Diluted	18,782,356	11,782,265

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2013 and 2012 (UNAUDITED)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(639,477)	$(4,779,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,748	9,713
Stock based compensation	103,333	141,118
(Increase) decrease in assets:
Accounts receivable	416,899	6,237,461
Inventories	(53,468)	364,911
Prepaid expenses and other current assets	138,932	(21,551)
Advance to suppliers	(623,161)	1,045,536
Advance to related party	501,814	-
Increase (decrease) in current liabilities:
Accounts payable	26,871	(1,281,739)
Accrued expenses	(10,361)	(3,079,954)
Income tax payable	(25,293)	(331,063)
Net cash used in operating activities	(161,163)	(1,694,801)

Effect of exchange rate changes on cash and equivalents	33,252	39,416

Net decrease in cash	(127,911)	(1,655,385)
Cash and equivalents, beginning of period	456,495	5,778,280
Cash and equivalents, end of period	$328,584	$4,122,895

Supplemental disclosure of cash flow information:
Interest paid	$43,198	$-
Income taxes paid	$7,483	$358,790

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

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

On December 21, 2005, Capital became a wholly owned subsidiary of Yosen through a reverse merger (“Merger Transaction”). Yosen acquired all of the issued and outstanding capital stock of Capital pursuant to a Merger Agreement dated December 21, 2005 by and among Yosen, XY Acquisition Corporation, Capital and the shareholders of Capital (the “Merger Agreement”). Pursuant to the Merger Agreement, Capital became a wholly owned subsidiary of Yosen and, in exchange for the Capital shares, Yosen issued 7,000,000 shares of its common stock to the shareholders of Capital, representing 93% of the issued and outstanding capital stock of Yosen at that time and cash of $500,000.

On August 3, 2006, Capital completed the acquisition of a 100% interest in Sanhe for a cash and stock transaction valued at $8.75 million. The consideration consisted of 183,150 newly issued shares of the Company’s common stock and $5 million in cash.

On November 28, 2006, Capital completed the acquisition of a 100% interest in Joy & Harmony for a cash and stock transaction valued at $18.5 million. The consideration consisted of 544,622 shares of the Company’s common stock and $7.5 million in cash.

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

On July 6, 2009, Yosen and its subsidiary Zhejiang and Yiwu purchased 100% of Jinhua for RMB 120 million ($17.5 million) in cash.  Zhejiang acquired 90% and Yiwu acquired 10% of the equity interests in Jinhua.

Following the acquisition of Jinhua, the Company began providing logistic service to businesses in addition to its traditional business of resale and distribution of third party products such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPods, electronic dictionaries, CD players, radios and audio systems.

ORGANIZATIONAL CHART

Our corporate structure as of March 31, 2013 is as follows:

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

Immediately, following the consummation of the Reverse Stock Split, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 20,000,000 to 50,000,000 shares and to approve the amendment of the Company’s Articles of Incorporation to change the name of the Company to “Yosen Group, Inc.”. The par value of our common stock remains unchanged at $0.001 per share and the number of authorized shares of common stock remains the same after the reverse stock split.

As the par value per share of our common stock remained unchanged at $0.001 per share, a total of $75,000 was reclassified from common stock to additional paid-in capital. All references to shares of common stock and per share data for all periods presented in the accompanying financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company realized net loss of $15,867,000 and $52,844,207 for 2012 and 2011, respectively. For the three months ended March 31, 2013, the Company realized further net loss of $639,477 and had accumulated deficit of $44,137,040 as of March 31, 2013. In addition, the Company’s cash position substantially deteriorated from 2010. There can be no assurance that the Company will become profitable or that it will survive as a public company. These issues raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Currency Translation

The accounts of Zhejiang, Wang Da, Yiwu, Sanhe, Joy & Harmony and Jinhua were maintained, and its financial statements were expressed in RMB. Such financial statements were translated into USD in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830-10, “Foreign Currency Translation,” with RMB as the functional currency. According to FASB ASC Topic 830-10, assets and liabilities were translated at the ending exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the year. The resulting translation adjustments are reported as other comprehensive income in accordance with FASB ASC Topic 220, “Reporting Comprehensive Income,” as a component of shareholders’ equity. Transaction gains and losses are reflected in the consolidated statements of operations and comprehensive loss.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts was $208,955 (unaudited) and $208,326 as of March 31, 2013 and December 31, 2012, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market value.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of March 31, 2013 and December 31, 2012, inventory consisted entirely of finished goods valued at $2,030,349 (unaudited) and $1,970,850, respectively.

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

Automotive	5 years
Office Equipment	5 years

As of March 31, 2013 and December 31, 2012, property and equipment consisted of the following:

	2013	2012
	(Unaudited)
Automotive	$61,677	$39,783
Office equipment	212,830	168,468
Subtotal	274,507	208,251
Less: accumulated depreciation	(222,364)	(175,091)
Total	$52,143	$33,160

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360 “Property, Plant and Equipment”, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2013 (unaudited) and December 31, 2012, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

FASB ASC Topic 825 “Financial Instruments” requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Short-term Loans

As of March 31, 2013 and December 31, 2012, short-term loans consisted of the following:

	2013	2012
	(Unaudited)
Bank loan from Bank of Chouzhou, dated July 16, 2012, due on July 15, 2013, with an annual interest rate of 6.6% payable monthly, personally guaranteed by the CEO.	$797,881	$795,482

Bank loan from Bank of Chouzhou, dated July 17, 2012, due on July 16, 2013, with an annual interest rate of 6.6% payable monthly, personally guaranteed by the CEO.	1,595,762	1,590,963

Bank loan from Bank of Hangzhou, dated September 10, 2012, due on March 8, 2014, with an annual interest rate of 11.2% payable monthly.	159,576	159,096
	$2,553,219	$2,545,541

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

The Company records revenues when title and the risk of loss pass to the customer.  Generally, these conditions occur on the date the customer takes delivery of the product.  Revenue is generated from sales of Yosen products through two main revenue streams:

1.	Retail. 96.0% and 76.4% of the Company's revenue comes from sales to customers at outlets installed inside department stores etc. (i.e. store in store model) during three months ended March 31, 2013 and 2012, respectively and is mainly achieved through two broad categories:

a.	Purchase contracts . Sales by purchase contracts have terms of 30 days from the transfer of goods to the customer. Under this method, the Company delivers goods to places designated by the customers and receives confirmation of delivery. At that time, ownership and all risks associated to the goods are transferred to the customers and payment is made within 30 days. The Company relieves its inventory and recognizes revenue upon receipt of confirmation from the customer.

b.	Point of sale transfer of ownership . Under this method, the Company’s products are placed in third party stores and sold by the Company’s sales people. Upon purchase of the item by the customer, the Company relieves its inventory and recognizes revenue related to that item.

2.	Wholesale. 4.0% and 23.6% of the Company's revenue comes from wholesale during three months ended March 31, 2013 and 2012, respectively. Recognition of income in wholesales is based on the contract terms. In the three months ended March 31, 2013 and 2012, the main contract with respect to wholesale has an agreed upon provision pursuant to which payments be paid 15 days after receipt of goods and that ownership and all risks associated with the goods are transferred to the customers on the date of goods received and payments will be made 15 days therefrom.

Sales revenue is therefore recognized on the following basis:

1.	Store in store model:

a.	For goods sold under sales and purchase contracts, revenue is recognized when goods are received by customers.

b.	For goods at customer outlets which the Company’s sales people operate, and inventory of goods is under joint control by the customers and the Company, revenue is recognized at the point of sale to the end buyer. Yosen has title and owns the inventory under joint control. Such joint controlled inventory has been properly included in reported inventory balance of Yosen’s financial statements.

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

The return rights granted to wholesale customers are similar to the rights granted to retail customers. Once wholesale customers purchase the products, they follow the same return policy as retail customers. We do not honor any return from wholesale customers other than if the products do not meet laws and regulations or quality requirements. If the wholesale customers have a high inventory level or product obsolescence caused by lower market demands or other operational issues, the wholesale customers bear their own losses. When a wholesale customer returns products, the Company will return the products to the suppliers or manufacturers. A sales return and allowance is recorded at the sales price. Meanwhile, a purchase return and allowance entry is recorded at the invoice price because the suppliers or manufacturers bear the losses. The net effect is that the Company derecognizes the gross profit when a return takes place, but does not record any loss on the cost of the returned item back to the supplier or manufacturer.

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

The reported sales do not include estimate of returns due to defects for the period presented because we do not offer customers the right to return in China. We do not allow the customers to return the products for cash refunds, credit, or exchange for other products through general rights of return. If the products are defective, manufacturers are directly responsible for the defects. Yosen, as a distributor, only assists customers in returning the defective products to manufacturers. The manufacturers send replacement products to customers directly.

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

Shipping and Handling Fees

The Company follows FASB ASC Topic 605-45, “Handling Costs, Shipping Costs”.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of general and administrative expenses which were $4,334 and $8,590 for the three months ended March 31, 2013 and 2012, respectively.

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

Management Fees Paid to the Department Stores Under “Store in Store” Model

Under the “store in store” business operation model, the Company may pay management fees to the department stores, which are in the form of service charges. The management fees are reflected in general and administrative expenses. Such management fees were $22,181 and $256,026 in general and administrative expenses for the three months ended March 31, 2013 and 2012, respectively.

Share Based Payment

The Company follows FASB ASC 718-10, “Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date FV of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $7,105 and $0 for the three months ended March 31, 2013 and 2012, respectively.

Income Taxes

The Company utilizes FASB ASC Topic 740, “Income Taxes”. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Basic and Diluted Loss per Share

Loss per share is calculated in accordance with FASB ASC Topic 260, “Earnings per Share”. Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (losses) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. If convertible shares and stock options are anti-dilutive, the impact of conversion is not included in the diluted net income (loss) per share. Excluded from the calculation of diluted (loss) per share for the three months ended March 31, 2013 and 2012 were 10,000 options, as they were not dilutive.

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

Segment Reporting

FASB ASC Topic 280, “Segment Reporting”, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company operated in four segments before the acquisition of Jinhua in July 2009. Since then, the Company operated in five segments until Sanhe and Joy & Harmony ceased operations at the end of 2011 and Yiwu and Jinhua ceased operations in 2012. As a result, the Company operated only in mobile phone segment since 2012 (see Note 13).

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

Note 4 - STOCK WARRANTS, OPTIONS, AND COMPENSATION

Stock options - Options issued have a ten-year life and were fully vested upon issuance. The option holder has no voting or dividend rights. The grant price was the market price at the date of grant. The Company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the date of grant stock option pricing.

Outstanding options by exercise price consisted of the following as of March 31, 2013:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$20.8	10,000	3.75	$20.8	10,000	$20.8

During the three months ended March 31, 2013, the Company did not issue any stock options. The 10,000 stock options outstanding as of March 31, 2013 were issued in 2007 to our former director Mr. Kenneth Berents, have a 10 year term and vested immediately upon issuance.

The Company estimates the FV of stock options at grant date using the Black-Scholes valuation model, consistent with the provisions of FASB ASC 718-10 “Stock Compensation”. Key inputs and assumptions used to estimate the FV of stock options include the grant price of the award, the expected option term, volatility of the company’s stock, the risk-free rate and the Company’s dividend yield.

The following table presents the weighted-average assumptions used in the valuation at the grant date and the resulting weighted average FV per option granted:

Term	10 years
Expected volatility	130%
Risk – free interest rate	2%
Dividend yield	0%
Weighted-average grant date FV	$4.50

Note 5 - COMPENSATED ABSENCES

Regulation 45 of the labor laws in the PRC entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 6 - INCOME TAXES

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense or penalties recognized during the three months ended March 31, 2013 and 2012.

Under FASB ASC 740-10-25, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements.

The US entity, Yosen is subject to the US federal income tax at a rate of 34%. The US entity does not conduct any operations and only incurs public company expenses, such as legal fees, accounting fees, investor relations expenses and filing fees. In the process of applying step one, we determined it is more likely than not that all of the Company’s deferred tax assets will not be realized. As of March 31, 2013, the US entity has incurred net accumulated operating losses of $8,323,729 for income tax purposes. As a result, $2,829,627 of valuation allowance was recorded to reduce the deferred tax asset to zero. The net change in valuation allowance was $81,286 and $90,241 for the three months ended March 31, 2013 and 2012, respectively for the US entity.

The PRC subsidiaries, Sanhe, Wang Da, Joy & Harmony, Yiwu and Zhejiang are subject to the PRC income tax at 25%. Jinhua is subject to PRC income tax using simplified tax system. As of March 31, 2013, the PRC operating subsidiaries incurred an adjusted net accumulated operating loss of $14,465,280. In applying step one, management believes these subsidiaries will continue to incur losses in the near future due to high market competition, slowing market demand, rising labor and fuel costs. We believe it is more likely than not that the subsidiaries will not be able to benefit from the deferred tax assets in association with the operating losses. As a result, $3,639,280 of valuation allowance was recorded to reduce the deferred tax asset to zero. The net change in valuation allowance was $77,901 and $462,707 for the three months ended March 31, 2013 and 2012, respectively for the PRC operating subsidiaries.

The components of deferred income tax assets and liabilities as of March 31, 2013 (unaudited) and December 31, 2012 are as follows:

	2013	2012
Deferred tax assets:
U.S. net operating losses	$2,829,627	$2,748,341
PRC net operating losses	3,639,280	3,561,479
Total deferred tax assets	6,469,008	6,309,820
Less valuation allowance	(6,469,008)	(6,309,820)
	$-	$-

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate for the three months ended March 31, 2013 and 2012 is as follows:

	2013	2012
(Credit) Tax at US Statutory Rate	(34.0)%	(34.0)%
Tax rate difference	5.1%	7.9%
Valuation allowance	28.9%	26.1%
Effective rate	-%	-%

Note 7 - COMMITMENTS

The Company leases office facilities under operating leases that terminate through 2017. Rent expense for the three months ended March 31, 2013 and 2012 was $3,585 and $48,102, respectively. The future minimum obligations under these agreements are as follows by years as of March 31, 2013:

13

2014	$173,305
2015	218,127
2016	63,830
2017	10,638
$465,900

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

Statutory reserve funds are restricted to offset against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2013, the Company had allocated $11,542,623 to these non-distributable reserve funds.

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

The following table summarizes the assets and liabilities of the discontinued operations as of March 31, 2013 (unaudited) and December 31, 2012 included in the Consolidated Balance Sheets:

	2013	2012
Cash	134,013	10,377
Prepaid expenses and other assets	-	26,394
Property, plant and equipment	29,723	21,835
Total assets	163,736	58,606

Short-term loans	2,393,642	2,386,445
Accrued expenses	18,700	-
Income tax payable	842,177	839,725
Other payable	106,339	106,019
Total liabilities	3,360,858	3,332,189

Net assets	$(3,197,122)	$(3,273,583)

The following table summarizes the operating results of the discontinued operations for the three months ended March 31, 2013 and 2012 included in the Consolidated Statements of Operations and Comprehensive Loss:

	2013	2012
Sales, net	$-	$2,470,577
Cost of sales	-	2,949,387
Gross profit (loss)	-	(478,810)
General and administrative expenses	24,822	1,515,430
Loss from discontinued operations	(24,822)	(1,994,240)
Other income (expense)	(63,973)	(630,469)
Loss before income taxes	(88,795)	(2,624,709)
Provision for income taxes	-	37,655
Net loss from discontinued operations, net of income tax	$(88,795)	$(2,662,364)

Note 10- OTHER COMPREHENSIVE INCOME

Other comprehensive income as included in stockholders’ equity for the three months ended March 31, 2013 and 2012, represents foreign currency translation adjustment.

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

Note 12 - MAJOR CUSTOMERS, VENDORS AND CREDIT RISK

During the three months ended March 31, 2012, no single customer accounted for more than 10% of the Company’s sales or accounts receivable and no single vendor accounted for more than 10% of the Company’s purchases. During the three months ended March 31, 2013, four customers accounted for more than 10% of the Company’s sales, which represented 31.4%, 13.4%, 10.6% and 10.4%, respectively of the Company’s sales. As of March 31, 2013, three customers comprised more than 10% of the Company’s accounts receivable, which represented 39.1%, 19.9% and 19.8%, respectively. One vendor comprised more than 10% of the Company’s accounts payable, which represented 16.9% of the Company’s accounts payable.

Note 13 -   SEGMENT INFORMATION

We separately operate and prepare accounting and other financial reports to management for two business organizations (Wang Da and Zhejiang). Starting from the third quarter 2012, mobile phones businesses are split between Wang Da and Zhejiang. Wang Da focuses on distributing domestic brands mobile phones. Zhejiang focuses on distributing Samsung and Apple brand products. As a result, Zhejiang’s operations, together with Wang Da, are reported in “Mobile Phones” segment since 2012, as disclosed in the Consolidated Statements of Operations and Comprehensive Loss.

We only have one reportable segment - mobile phones, required by FASB ASC Topic 280, “Segment Reporting”, operated by Wang Da and Zhejiang. The operating results for mobile phones segment for the three months ended March 31, 2013 and 2012 are disclosed in the Consolidated Statements of Operations and Comprehensive Loss.

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

Overview

Yosen owns 100% of Capital and Capital owns 100% of Joy & Harmony and Sanhe. Until August 14, 2007, when it made the change to its ownership structure described in the next paragraph to comply with certain requirements of the PRC law, Capital owned 100% of the capital stock of Zhejiang. Zhejiang owns 90% and Yiwu owns 10% of Wang Da. Zhejiang owns 90% and Wang Da owns 10% of Yiwu. On March 10, 2009 Zhejiang set up a new operating entity, Hangzhou Letong Digital Technology Co., Ltd. (“Letong”) to establish an electronic retail franchise operation for Yosen. On July 6, 2009, Zhejiang and Yiwu completed the acquisition of Jinhua Baofa Logistic Ltd (“Jinhua”).  Jinhua was incorporated under the laws of PRC on December 27, 2001.

On December 21, 2005, Capital became a wholly owned subsidiary of Yosen through a merger with a wholly owned subsidiary of the Company (the “Merger Transaction”). Yosen acquired all of the issued and outstanding capital stock of Capital pursuant to a the Merger Agreement dated at December 21, 2005 by and among Yosen, XY Acquisition Corporation, Capital and the shareholders of Capital (the “Merger Agreement”). Pursuant to the Merger Agreement, Capital became a wholly owned subsidiary of Yosen and, for the Capital shares, Yosen issued 7,000,000 shares of its common stock to the shareholders of Capital, representing 93% of the issued and outstanding capital stock of Yosen at that time and cash of $500,000. On August 15, 2007, we executed a series of contractual agreements between Capital and Zhejiang. The contractual agreements gave Capital and its equity owners an obligation, and having ability to absorb, any losses, and rights to receive returns; however, these contractual agreements did not change the equity ownership of Zhejiang. We did not dispose Capital’s equity ownership of Zhejiang when we executed the contractual agreements. Capital entered into share-holding entrustment agreements with five individuals: Zhenggang Wang, Yimin Zhang, Huiyi Lv, Xiaochun Wang and Zhongsheng Bao to hold 35%, 20%, 20%, 15% and 10%, respectively, of the equity interest of Zhejiang on behalf of Capital on November 21, 2005. The entrustment agreements confirm that Capital is the actual owner of Zhejiang. Capital enjoys the actual shareholder’s rights and has the right to obtain any benefits received by the nominal holders. Zhenggang Wang is the CEO and shareholder of Yosen. Yimin Zhang, Huiyi Lv, Xiaochun Wang and Zhongsheng Bao have no other relationship with Yosen. No consideration was given to these individuals who held the equity of Zhejiang on behalf of Capital.

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

Pursuant to a share exchange agreement, dated August 3, 2006, we issued 183,150 shares of restricted common stock to the former shareholders of Sanhe, valued at $3,750,000, which was the fair value (“FV”) of the shares at the date of the share exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

Pursuant to a share exchange agreement, dated November 28, 2006, we issued 544,622 newly issued shares of common stock to the former shareholders of Joy & Harmony, valued at $11,000,000, which was the FV of the shares at the date of exchange agreement. This amount is included in the cost of net assets and goodwill purchased.

On July 6, 2009, Yosen’s subsidiaries, Zhejiang and Yiwu completed acquisition of Jinhua, a company organized under the laws of the PRC. Zhejiang acquired 90% and Yiwu acquired 10% of the equity interests in Jinhua from the shareholders of Jinhua for RMB 120,000 ($17,500,000) in cash.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

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

The Company reports financial and operating information in continuing operations only in the mobile phones segment through Wang Da and Zhejiang:

a)	Wang Da
b)	Zhejiang

a)	Wang Da

Wang Da focuses on distributing domestic brands mobile phones.

	Three Months Ended March 31,		Percentage
Wang Da	2013	2012	Change
Revenue	$470,920	$5,242,009	(91.0)%
Gross Profit	$5,536	$373,891	(98.5)%
Profit Margin	1.2%	7.1%	(5.9)%
Operating (Loss)	$(34,771)	$(1,226,771)	(97.2)%

For the three months ended March 31, 2013, Wang Da generated revenue of $470,920, a decrease of $4,771,089 or 91.0% compared to $5,242,009 for the three months ended March 31, 2012. The decrease in revenue was primarily due to the closing of 154 stores in stores in 2012 and 2 stores in the first three months of 2013. Wang Da only has 5 stores in operation during the three months ended March 31, 2013. Splitting part of the mobile phone business to Zhejiang also contributed to the decrease in revenue.

Gross profit decreased $368,355 or 98.5% from $373,891 for the three months ended March 31, 2012 to $5,536 for the three months ended March 31, 2013. Profit margin decreased from 7.1% in the three months ended March 31, 2012 to 1.2% in the three months ended March 31, 2013, a decrease of 5.9%.  The decrease in gross profit was a result of the decrease in sales.

Operating loss was $34,771 for the three months ended March 31, 2013, a decrease of $1,192,000 or 97.2% compared to $1,226,771 for the three months ended March 31, 2012. Operating loss decreased primarily due to the closing of store in stores to cut losses.

b)	Zhejiang

Starting from the third quarter 2012, Zhejiang operated as part of the mobile phone business focusing on distribution of Samsung and Apple brand products.

Three Months Ended March 31, 2013
Revenue	$3,163,034
Gross Profit	139,467
Profit Margin	1.4%
Operating Loss	(302,380)

Total Company

Net Sales

Net sales for the three months ended March 31, 2013 decreased by 30.7%, to $3,633,954 compared to $5,242,009 for the three months ended March 31, 2012. The decrease was attributable to the increased competition in the mobile phone market in China as well as Wang Da’s closing of 154 stores in 2012 and 2 stores in the first three months of 2013.

Percentage of Sales

In the first quarter 2013, the Company earned 96.0% of its sales from its retail and 4.0% from its wholesale operations compared to 76.4% from retail and 23.6% from wholesale in the first quarter 2012

Percentage of sales from retail and wholesale operations for each segment is as follows:

Percentage of sales from retail and wholesale operations for each segment is as follows in the first quarter 2013:

	Zhejiang	Wang Da	Total
Retail	100.0%	92.0%	96.0%
Wholesale	-%	8.0%	4.0%

Percentage of sales from retail and wholesale operations for each segment is as follows in the first quarter 2012:

	Zhejiang	Wang Da	Total
Retail	-%	76.4%	76.4%
Wholesale	-%	23.6%	23.6%

Cost of Sales

Cost of sales (“COS”) for the three months ended March 31, 2013 was $3,488,951 compared to $4,868,118 for the three months ended March 31, 2012, a decrease of 28.3%. The decreased COS for the three months was a result of the decrease in sales from the comparable period. In addition, higher cost of mobile phones also contributed to the increased cost of sales.

Gross Profit

Gross profit for the three months ended March 31, 2013 was $145,003 compared to gross profit of 373,891 for the three months ended March 31, 2012, a decrease of 61.2%. The decreased gross profit for the three months was due to lower sales.

Profit Margin

Profit margin for the three months ended March 31, 2013 was 4.0% compared to 7.1% for the three months ended March 31, 2012. The profit margin decrease was mainly attributed to the decreased unit price of cell phone products while the cost did not decrease correspondingly.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2013 were $721,201 or 19.8% of net sales, compared to $2,490,135 or 47.5% of net sales for the three months ended March 31, 2012, a decrease of 27.7% of sales. The decrease in selling, general and administrative expenses for the first quarter was primarily due to the closing of 154 stores in 2012 and 2 stores in the first three months of 2013, which led to a significant decrease in staff related cost and store management fees.

Operating Loss from Continuing Operations

Operating loss for the three months ended March 31, 2013 was $576,198 or (15.9)% of net sales compared to $2,116,244 or (40.4)% of net sales for the three months ended March 31, 2012, a decrease of 24.5%. Lower operating expenses was the key factor for the decrease in operating loss from continuing operations during the three months ended March 31, 2013 compared to 2012.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2013 and 2012 were $0 due to losses incurred by both Wang Da and Zhejiang.

Net Loss from Continuing Operations

Net loss was $550,682 or (15.2)% of net sales for the three months ended March 31, 2013 compared to $2,116,870 or (40.4)% of net sales for the three months ended March 31, 2012, a decrease of 74.0%. Lower operating expenses was the key factors for the decrease in net loss from continuing operations during the three months ended March 31, 2013 compared to 2012.

Net Loss from Discontinued Operations

Net loss from discontinued operations for the three months ended March 31, 2013 was $88,795 compared to $2,662,364 for 2012, a decrease of $2,573,569. The decrease was due to Yiwu and Jinhua ceased operations in the first quarter 2013 when both companies were still operating and had net losses in the comparable period in 2012.

Net Loss

Net loss was $639,477 for the three months ended March 31, 2013 compared to $4,779,234 for the three months ended March 31, 2012, a decrease of 86.6%. The decrease in net loss was due to closing Sanhe, Joy & Harmony, Yiwu and Jinhua to avoid additional operating losses.

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

	Three Months Ended March 31,
	2013	2012
RMB/$ exchange rate at period end	0.1596	0.1584
Average RMB/$ exchange rate for the periods	0.1593	0.1588

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated results of operations. As a result of the translation, Yosen recorded a foreign currency gain of $23,619 in the first quarter 2013 and $94,231 in 2012, which is a separate line item on the Statements of Operations and Comprehensive Loss.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations. Cash and equivalents were $328,584 at March 31, 2013, compared to $456,495 at December 31, 2012.

Our cash flows for the three month periods are summarized as follows:

	Three Months Ended March 31,
	2013	2012
Net cash used in operating activities	$(161,163)	$(1,694,801)
Effect of exchange rate change on cash and equivalents	33,252	39,416
Net decrease in cash and equivalents	(127,911)	(1,655,385)
Cash and equivalents at beginning of period	456,495	5,778,280
Cash and equivalents at end of period	$328,584	$4,122,895

Operating Activities

Net cash used in operating activities was $161,163 for the three months ended March 31, 2013 compared to $1,694,801 for the three months ended March 31, 2012, a 90.5% decrease.  Net cash used in operating activities was mainly attributable to several factors, including (i) a decrease in net loss of $4,139,757; (ii) decrease in accounts receivable of $416,899, (iii) decrease in advance to related party of $501,814, (iv) decrease in accounts payable and accrued expenses of $16,510, offset by the increase in advance to suppliers of $623,161 add back of stock compensation of $103,333.

	Three Months Ended March 31,
	2013	2012	Percentage Change

Sales, Net	$3,633,954	$5,242,009	(30.7)%

Accounts receivable	$448,821	$4,468,729	(90.0)%

Accounts receivable decreased 90.0% in the first quarter of 2013 while sales decreased 30.7%. Accounts receivable as a percentage of sales decreased due to the Company generated more revenue from retail customers rather than wholesale in 2013. Management monitors and periodically assesses the collectability of accounts receivable to ensure the allowance for bad debts account is reasonably estimated. Collection of accounts receivable is based on the terms of legal binding documents. Our accounts receivable department has periodically reviewed the allowance for doubtful accounts. The bad debts allowance is based on the aging of receivables, credit history and credit quality of the customers, the term of the contracts as well as the balance outstanding. If an account receivable item is considered probable to be uncollectible, it will be charged to bad debts immediately.

Cash and equivalents as of March 31, 2013 and December 31, 2012 were solely bank accounts in US and China. Specifically, cash and equivalents for each subsidiary as of March 31, 2013 and December 31, 2012 included:

Name of Entities	Region	Currency	March 31, 2013	December 31, 2012
Yosen	US entity	USD	96,490	383,834
Zhejiang	Chinese entity	RMB	1,177,245	359,757
Yiwu	Chinese entity	RMB	223,624	52,663
Wang Da	Chinese entity	RMB	42,053	31,730
Jinhua	Chinese entity	RMB	2,189	2,388
Sanhe	Chinese entity	RMB	8,300	8,499
Joy & Harmony	Chinese entity	RMB	1,026	1,674

Cash equivalents held in the PRC subsidiaries are not freely transferrable outside the country. The amounts not freely transferable as of March 31, 2013 and December 31, 2012 were RMB 1,454,437 ($232,094) and RMB 456,711 ($72,661).

Capital Expenditures

We did not have any capital expenditure for the first three months of 2013 and 2012.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures as of March 31, 2013, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal controls identified in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of 2013 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, however, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.

Item 1A. Risk Factors.

There have been no material changes from the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for its year ended December 31, 2012.

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

YOSEN GROUP, INC.

Date: May 15, 2013	By:	/s/ Zhenggang Wang
Name: Zhenggang Wang
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Weiping Wang
Name: Weiping Wang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

