Form 10-Q
period 2013-06-30
Yosen Group, Inc.
filed 2013-08-14
CIK 1076784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2013

or

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

As of August 8, 2013, the registrant had 18,782,356 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current assets:
Cash and equivalents	$81,240	$456,495
Accounts receivable, net	397,607	863,800
Inventories	1,832,751	1,970,850
Advances to suppliers	2,368,247	747,171
Advances to related party	-	501,814
Prepaid expenses and other current assets	38,541	198,119
Total current assets	4,718,386	4,738,249

Property and equipment, net	50,130	33,160
Total assets	$4,768,516	$4,771,409

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Short-term loans	$2,591,849	$2,545,541
Accounts payable	523,696	777,389
Accrued expenses	929,581	698,924
Advance from related party	741,166	-
Income tax payable	854,919	798,430
Total liabilities	5,641,211	4,820,284

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized and 18,782,356 issued and outstanding as of June 30, 2013 and December 31, 2012	18,782	18,782
Additional paid-in capital	24,248,445	24,041,779
Subscription receivable	(50,000)	(50,000)
Statutory reserve	11,542,623	11,542,623
Other comprehensive income	7,918,715	7,895,504
Accumulated deficit	(44,551,260)	(43,497,563)
Total stockholders' deficit	(872,695)	(48,875)
Total liabilities and stockholders' deficit	$4,768,516	$4,771,409

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

SIX MONTHS ENDED JUNE 30, 2013 and 2012 (UNAUDITED)

	2013	2012

Net sales	$6,746,613	$10,366,943
Cost of sales	6,428,146	9,790,558
Gross profit	318,467	576,385
Selling, general and administrative expenses	1,278,576	3,779,025
Loss from continuing operations	(960,109)	(3,202,640)
Other (income) expense:
Interest income	(5,053)	(1,300)
Other income	(64,498)	-
Other expense	9,978	622,265
Total other (income) expense	(59,573)	620,965

Loss from continuing operations before income taxes	(900,536)	(3,823,605)
Provision for income taxes	-	-
Net loss from continuing operations	(900,536)	(3,823,605)

Net loss from discontinued operations, net of income taxes	(153,160)	(4,315,338)

Net loss	(1,053,696)	(8,138,943)

Foreign currency translation adjustments	23,211	98,567
Comprehensive loss	$(1,030,485)	$(8,040,376)

Basic and diluted loss per share:
Continuing operations	$(0.05)	$(0.31)
Discontinued operations	(0.01)	(0.35)
Net loss per share	$(0.06)	$(0.66)

Weighted average shares outstanding:
Basic and Diluted	18,782,356	12,359,188

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

THREE MONTHS ENDED JUNE 30, 2013 and 2012 (UNAUDITED)

	2013	2012

Net sales	$3,112,659	$5,124,934
Cost of sales	2,939,195	4,922,440
Gross profit	173,464	202,494
Selling, general and administrative expenses	557,375	1,288,890
Loss from continuing operations	(383,911)	(1,086,396)
Other (income) expense:
Interest income	(144)	-
Other income	(43,891)	-
Other expense	9,978	620,339
Total other (income) expense	(34,057)	620,339

Loss from continuing operations before income taxes	(349,854)	(1,706,735)
Provision for income taxes	-	-
Net loss from continuing operations	(349,854)	(1,706,735)

Net loss from discontinued operations, net of income taxes	(64,365)	(1,652,974)

Net loss	(414,219)	(3,359,709)

Foreign currency translation adjustments	(408)	4,336
Comprehensive loss	$(414,627)	$(3,355,373)

Basic and diluted loss per share:
Continuing operations	$(0.02)	$(0.13)
Discontinued operations	-	(0.13)
Net loss per share	$(0.02)	$(0.26)

Weighted average shares outstanding:
Basic and Diluted	18,782,356	12,936,112

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2013 and 2012 (UNAUDITED)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,053,696)	$(8,138,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,193	17,577
Stock based compensation	206,667	282,149
(Increase) decrease in assets:
Accounts receivable	476,786	6,890,902
Inventories	172,103	564,176
Prepaid expenses and other current assets	161,742	(1,712)
Advance to suppliers	(1,590,403)	1,456,768
Advance to related party	501,814	-
Increase (decrease) in current liabilities:
Accounts payable	(264,988)	(1,482,637)
Accrued expenses	227,027	(3,174,313)
Advance from related party	733,291	-
Income tax payable	10,976	(467,867)
Net cash used in operating activities	(413,488)	(4,053,900)

Effect of exchange rate changes on cash and equivalents	38,233	85,817

Net decrease in cash	(375,255)	(3,968,083)
Cash and equivalents, beginning of period	456,495	5,778,280
Cash and equivalents, end of period	$81,240	$1,810,197

Supplemental disclosure of cash flow information:
Interest paid	$88,936	$-
Income taxes paid	$56,489	$522,057

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

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

ORGANIZATIONAL CHART

Our corporate structure as of June 30, 2013 is as follows:

* These entities ceased operation as of December 31, 2011.

** These entities ceased operation as of December 31, 2012.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  The Company’s subsidiaries – Wang Da, Yiwu, Joy & Harmony, Sanhe, Jinhua and Zhejiang’s functional currency is the Chinese Renminbi (“RMB”), however, the accompanying consolidated financial statements were translated and presented in United States Dollars (“$”, or “USD”). Yosen is the parent company that was incorporated on August 20, 1998 under the laws of the State of Nevada. The parent company does not have operations; therefore, it does not have sales. The main activities of Yosen were incurring public company expenses. Yosen pays all of its expenses in USD. Therefore, we believe Yosen’s functional currency is USD. Capital was incorporated on July 22, 2004 under the laws of the BVI. Capital is a holding company and does not have operations. As a result, we determined that Yosen and Capital’s functional currency is USD.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company realized net loss of $15,867,000 and $52,844,207 for 2012 and 2011, respectively. For the three and six months ended June 30, 2013, the Company realized further net loss from continuing operations of $349,854 and $900,536, respectively, and had accumulated deficit of $44,551,260 as of June 30, 2013. In addition, the Company’s cash position substantially deteriorated since 2010. There can be no assurance the Company will become profitable or that it will survive as a public company. These issues raise substantial doubt regarding the Company’s ability to continue as a going concern.

In 2011 and 2012, we closed most of our stores in stores locations and laid off most of our employees. We retained highly qualified personnel and a small number of stores with stable revenues. As a result, we significantly cut our operating expenses and our losses are decreasing over time. We are now concentrating on improving our product mix, upgrading the stores currently open and strengthening cooperation with China Telecom, China Unicom and other large state-owned operators to develop new businesses.

Principles of Consolidation

The consolidated financial statements include the accounts of Yosen and its wholly owned subsidiaries Capital, Wang Da, Yiwu, Joy & Harmony, Sanhe and Jinhua and variable interest entity Zhejiang, collectively referred to as the Company. All material intercompany accounts, transactions and profits were eliminated in consolidation.

Currency Translation

The accounts of Zhejiang, Wang Da, Yiwu, Sanhe, Joy & Harmony and Jinhua were maintained, and its financial statements were expressed in RMB. Such financial statements were translated into USD in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830, “Foreign Currency Matters,” with RMB as the functional currency. According to ASC 830, assets and liabilities were translated at the ending exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the year. The resulting translation adjustments are reported as other comprehensive income in accordance with FASB ASC Topic 220, “Reporting Comprehensive Income,” as a component of shareholders’ equity. Transaction gains and losses are reflected in the consolidated statements of operations and comprehensive loss.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts was $212,116 (unaudited) and $208,326 as of June 30, 2013 and December 31, 2012, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market value.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of June 30, 2013 and December 31, 2012, inventory consisted entirely of finished goods valued at $1,832,751 (unaudited) and $1,970,850, respectively.

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

Automotive	5 years
Office Equipment	5 years

As of June 30, 2013 and December 31, 2012, property and equipment consisted of the following:

	2013	2012
	(Unaudited)
Automotive	$62,610	$39,783
Office equipment	215,702	168,468
Subtotal	278,312	208,251
Less: accumulated depreciation	(228,182)	(175,091)
Total	$50,130	$33,160

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360 “Property, Plant and Equipment”, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2013 (unaudited) and December 31, 2012, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires the Company disclose estimated fair values (“FVs”) of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of FV.

Short-term Loans

As of June 30, 2013 and December 31, 2012, short-term loans consisted of the following:

	2013	2012
	(Unaudited)
Bank loan from Bank of Chouzhou, dated July 16, 2012, due on July 15, 2013, with an annual interest rate of 6.6% payable monthly, personally guaranteed by the CEO.	$809,953	$795,482

Bank loan from Bank of Chouzhou, dated July 17, 2012, due on July 16, 2013, with an annual interest rate of 6.6% payable monthly, personally guaranteed by the CEO.	1,619,905	1,590,963

Bank loan from Bank of Hangzhou, dated March 8, 2013, due on March 8, 2014 , with an annual interest rate of 11.2% payable monthly.	161,991	159,096
	$2,591,849	$2,545,541

Bank loans from Bank of Chouzhou due on July 15, 2013 and July 16, 2013 were renewed through July 15, 2014 and July 16, 2014, respectively.

Revenue Recognition

In accordance with FASB ASC Topic 605, “Revenue Recognition”, the Company recognizes revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed and determinable, and collectability of the resulting receivable is reasonably assured.

The Company records revenues when title and the risk of loss pass to the customer.  Generally, these conditions occur on the date the customer takes delivery of the product.  Revenue is generated from sales of Yosen products through two main revenue streams:

1.	Retail. 96.2% and 96.1% , 81.7% and 79.1% of the Company's revenue comes from sales to customers at outlets installed inside department stores etc. (i.e. store in store model) during three and six months ended June 30, 2013 and 2012, respectively and is mainly achieved through two broad categories:

a.	Purchase contracts . Sales by purchase contracts have terms of 30 days from the transfer of goods to the customer. Under this method, the Company delivers goods to places designated by the customers and receives confirmation of delivery. At that time, ownership and all risks associated to the goods are transferred to the customers and payment is made within 30 days. The Company relieves its inventory and recognizes revenue upon receipt of confirmation from the customer.

b.	Point of sale transfer of ownership . Under this method, the Company’s products are placed in third party stores and sold by the Company’s sales people. Upon purchase of the item by the customer, the Company relieves its inventory and recognizes revenue related to that item.

2.	Wholesale. 3.8% and 3.9%, 18.3% and 20.9% of the Company's revenue comes from wholesale during three and six months ended June 30, 2013 and 2012, respectively. Recognition of income in wholesales is based on the contract terms. In the three and six months ended June 30, 2013 and 2012, the main contract with respect to wholesale has an agreed upon provision pursuant to which payments be paid 15 days after receipt of goods and that ownership and all risks associated with the goods are transferred to the customers on the date of goods received and payments will be made 15 days therefrom.

Sales revenue is therefore recognized on the following basis:

1.	Store in store model:

a.	For goods sold under sales and purchase contracts, revenue is recognized when goods are received by customers.

b.	For goods at customer outlets which the Company’s sales people operate, and inventory of goods is under joint control by the customers and the Company, revenue is recognized at the point of sale to the end buyer. Yosen has title and owns the inventory under joint control. Such joint controlled inventory has been properly included in reported inventory balance of Yosen’s financial statements.

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

Shipping and Handling Fees

The Company follows FASB ASC Subtopic 605-45, “Handling Costs, Shipping Costs”.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of general and administrative expenses which were $1,372, $5,724, $5,471 and $14,059 for the three and six months ended June 30, 2013 and 2012, respectively.

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

Management Fees Paid to the Department Stores Under “Store in Store” Model

Under the “store in store” business operation model, the Company may pay management fees to the department stores, which are in the form of service charges. The management fees are reflected in general and administrative expenses. Such management fees were $26,969 and $49,123, $255,260 and $551,786 in general and administrative expenses for the three and six months ended June 30, 2013 and 2012, respectively.

Share Based Payment

The Company follows FASB ASC Topic 718, “Compensation - Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date FV of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $12 and $7,160, respectively for three and six months ended June 30, 2013. There was no advertising expense for the three and six months ended June 30, 2012.

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

Basic and Diluted Loss per Share

Loss per share is calculated in accordance with FASB ASC Topic 260, “Earnings per Share”. Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (losses) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. If convertible shares and stock options are anti-dilutive, the impact of conversion is not included in the diluted net income (loss) per share. Excluded from the calculation of diluted (loss) per share for the three and six months ended June 30, 2013 and 2012 were 10,000 options, as they were not dilutive.

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

Note 4 - STOCK WARRANTS, OPTIONS, AND COMPENSATION

Stock options - Options issued have a ten-year life and were fully vested upon issuance. The option holder has no voting or dividend rights. The grant price was the FV at the date of grant. The Company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the date of grant stock option pricing.

Outstanding options by exercise price consisted of the following as of June 30, 2013:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$20.8	10,000	3.50	$20.8	10,000	$20.8

During the three and six months ended June 30, 2013, the Company did not issue any stock options. The 10,000 stock options outstanding as of June 30, 2013 were issued in 2007 to our former director Mr. Kenneth Berents, have a 10 year term and vested immediately upon issuance.

The Company estimates the FV of stock options at grant date using the Black-Scholes valuation model, consistent with the provisions of FASB ASC 718. Key inputs and assumptions used to estimate the FV of stock options include the grant price of the award, the expected option term, volatility of the company’s stock, the risk-free rate and the Company’s dividend yield.

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

Note 6 - INCOME TAXES

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense or penalties recognized during the three and six months ended June 30, 2013 and 2012.

Under ASC Subtopic 740-10-25, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements.

The US entity, Yosen is subject to the US federal income tax at a rate of 34%. The US entity does not conduct any operations and only incurs public company expenses, such as legal fees, accounting fees, investor relations expenses and filing fees. In the process of applying step one, we determined it is more likely than not that all of the Company’s deferred tax assets will not be realized. As of June 30, 2013, the US entity has incurred net accumulated operating losses of $8,512,242 for income tax purposes. As a result, $2,893,721 of valuation allowance was recorded to reduce the deferred tax asset to zero. The net change in valuation allowance was $64,094, $145,381, $85,070 and $175,357 for the three and six months ended June 30, 2013 and 2012, respectively for the US entity.

The PRC subsidiaries, Sanhe, Wang Da, Joy & Harmony, Yiwu and Zhejiang are subject to the PRC income tax at 25%. Jinhua is subject to PRC income tax using simplified tax system. As of June 30, 2013, the PRC operating subsidiaries incurred an adjusted net accumulated operating loss of $14,625,945. In applying step one, management believes these subsidiaries will continue to incur losses in the near future due to high market competition, slowing market demand, rising labor and fuel costs. We believe it is more likely than not that the subsidiaries will not be able to benefit from the deferred tax assets in association with the operating losses. As a result, $3,679,486 of valuation allowance was recorded to reduce the deferred tax asset to zero. The net change in valuation allowance was $40,106, $118,237, $437,450 and $816,025 for the three and six months ended June 30, 2013 and 2012, respectively for the PRC operating subsidiaries.

The components of deferred income tax assets and liabilities as of June 30, 2013 (unaudited) and December 31, 2012 are as follows:

	2013	2012
Deferred tax assets:
U.S. net operating losses	$2,893,721	$2,748,341
PRC net operating losses	3,679,486	3,561,479
Total deferred tax assets	6,573,207	6,309,820
Less valuation allowance	(6,573,207)	(6,309,820)
	$-	$-

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate for the three months ended June 30, 2013 and 2012 is as follows:

	2013	2012
(Credit) Tax at US Statutory Rate	(34.0)%	(34.0)%
Tax rate difference	4.1%	7.9%
Valuation allowance	29.9%	26.1%
Effective rate	-%	-%

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate for the six months ended June 30, 2013 and 2012 is as follows:

	2013	2012
(Credit) Tax at US Statutory Rate	(34.0)%	(34.0)%
Tax rate difference	4.7%	7.8%
Valuation allowance	29.3%	26.2%
Effective rate	-%	-%

Note 7 - COMMITMENTS

The Company leases office facilities under operating leases that terminate through 2017. Rent expense for the three and six months ended June 30, 2013 and 2012 was $64,036, $67,232, $30,621 and $93,284 respectively. The future minimum obligations under these agreements are as follows by years as of June 30, 2013:

14

2014	$111,131
2015	56,992
2016	-
2017	-
$168,123

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

Statutory reserve funds are restricted to offset against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2013, the Company had allocated $11,542,623 to these non-distributable reserve funds.

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

The following table summarizes the assets and liabilities of the discontinued operations as of June 30, 2013 (unaudited) and December 31, 2012 included in the Consolidated Balance Sheets:

	2013	2012
Cash	8,929	10,377
Prepaid expenses and other assets	-	26,394
Property, plant and equipment	29,155	21,835
Total assets	38,084	58,606

Short-term loans	2,429,858	2,386,445
Accrued expenses	17,992	-
Income tax payable	854,919	839,725
Other payable	106,984	106,019
Total liabilities	3,409,753	3,332,189

Net assets	$(3,371,669)	$(3,273,583)

The following table summarizes the operating results of the discontinued operations for the three and six months ended June 30, 2013 and 2012 included in the Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended June 30,
	2013	2012
Sales, net	$-	$1,755,402
Cost of sales	-	1,991,201
Gross loss	-	(235,799)
General and administrative expenses	23,345	1,238,538
Loss from discontinued operations	(23,345)	(1,474,337)
Other expense	(41,020)	(151,949)
Loss before income taxes	(64,365)	(1,626,286)
Provision for income taxes	-	26,688
Net loss from discontinued operations, net of income tax	$(64,365)	$(1,652,974)

	Six Months Ended June 30,
	2013	2012
Sales, net	$-	$4,225,979
Cost of sales	-	4,940,588
Gross loss	-	(714,609)
General and administrative expenses	48,167	2,753,968
Loss from discontinued operations	(48,167)	(3,468,577)
Other expense	(104,993)	(782,418)
Loss before income taxes	(153,160)	(4,250,995)
Provision for income taxes	-	64,343
Net loss from discontinued operations, net of income tax	$(153,160)	$(4,315,338)

Note 10- OTHER COMPREHENSIVE INCOME

Other comprehensive income as included in stockholders’ equity for the six months ended June 30, 2013 and 2012 represents foreign currency translation adjustment.

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

Note 12 - MAJOR CUSTOMERS, VENDORS AND CREDIT RISK

During the three and six months ended June 30, 2012, no single customer accounted for more than 10% of the Company’s sales or accounts receivable and no single vendor accounted for more than 10% of the Company’s purchases. During the three months ended June 30, 2013, four customers accounted for more than 10% of the Company’s sales, which represented 25.0%, 16.3%, 11.2% and 10.2%, respectively of the Company’s sales. During the six months ended June 30, 2013, two customers accounted for more than 10% of the Company’s sales, which represented 28.5% and 14.7%, respectively of the Company’s sales. As of June 30, 2013, three customers comprised more than 10% of the Company’s accounts receivable, which represented 29.0%, 26.9% and 15.5%, respectively. One vendor comprised more than 10% of the Company’s accounts payable, which represented 11.5% of the Company’s accounts payable.

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

We only have one reportable segment - mobile phones, required by FASB ASC Topic 280, “Segment Reporting”, operated by Wang Da and Zhejiang. The operating results for mobile phones segment for the three and six months ended June 30, 2013 and 2012 are disclosed in the Consolidated Statements of Operations and Comprehensive Loss.

Note 14 – SUBSEQUENT EVENT

As of July 30, 2013, Joy & Harmony was legally dissolved.

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

Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

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

The Company reports financial and operating information in continuing operations only in the mobile phones segment through Wang Da and Zhejiang:

a)	Wang Da
b)	Zhejiang

a)	Wang Da

Wang Da focuses on distributing domestic brands mobile phones.

	Three Months Ended June 30,		Percentage
Wang Da	2013	2012	Change
Revenue	$277,820	$5,124,935	(94.6)%
Gross Profit	$1,823	$202,495	(99.1)%
Profit Margin	0.7%	4.0%	(3.3)%
Operating (Loss)	$(8,906)	$(923,588)	(99.0)%

	Six Months Ended June 30,		Percentage
Wang Da	2013	2012	Change
Revenue	$748,740	$10,366,943	(92.8)%
Gross Profit	$7,359	$576,386	(98.7)%
Profit Margin	1.0%	5.6%	(4.6)%
Operating (Loss)	$(43,677)	$(2,150,299)	(98.0)%

For the three months ended June 30, 2013, Wang Da generated revenue of $277,820, a decrease of $4,847,115 or 94.6% compared to $5,124,935 for the three months ended June 30, 2012. For the six months ended June 30, 2013, Wang Da generated revenue of $748,740, a decrease of $9,618,203 or 92.8% compared to $10,366,943 for the six months ended June 30, 2012. The decrease in revenue was primarily due to the closing of 154 stores in stores in 2012 and two in the first three months of 2013. Wang Da only has six stores in operation during the three months ended June 30, 2013. Splitting part of the mobile phone business to Zhejiang also contributed to the decrease in revenue.

Gross profit decreased $200,672 or 99.1% from $202,495 for the three months ended June 30, 2012 to $1,823 for the three months ended June 30, 2013. Profit margin decreased from 4.0% in the three months ended June 30, 2012 to 0.7% in the three months ended June 30, 2013, a decrease of 3.3%.  Gross profit decreased $569,027 or 98.7% from $576,386 for the six months ended June 30, 2012 to $7,359 for the six months ended June 30, 2013. Profit margin decreased from 5.6% in the six months ended June 30, 2012 to 1.0% in the six months ended June 30, 2013, a decrease of 4.6%.  The decrease in gross profit was a result of the decrease in sales.

Operating loss was $8,906 for the three months ended June 30, 2013, a decrease of $914,682 or 99.0% compared to $923,588 for the three months ended June 30, 2012. Operating loss was $43,677 for the six months ended June 30, 2013, a decrease of $2,106,622 or 98.0% compared to $2,150,299 for the six months ended June 30, 2012. Operating loss decreased primarily due to the closing of stores in stores to cut losses.

b)	Zhejiang

Starting from the third quarter 2012, Zhejiang operated as part of the mobile phone business focusing on distribution of Samsung and Apple brand products.

Three Months Ended June 30, 2013
Revenue	$2,834,839
Gross Profit	171,641
Profit Margin	6.1%
Operating Loss	(186,605)

Six Months Ended June 30, 2013
Revenue	$5,997,873
Gross Profit	311,108
Profit Margin	5.2%
Operating Loss	(488,985)

Total Company

Net Sales

Net sales for the three months ended June 30, 2013 decreased by 39.3%, to $3,112,659 compared to $5,124,934 for the three months ended June 30, 2012. Net sales for the six months ended June 30, 2013 decreased by 34.9%, to $6,746,613 compared to $10,366,943 for the six months ended June 30, 2012. The decrease was attributable to the increased competition in the mobile phone market in China as well as Wang Da’s closing of 154 stores in 2012 and two stores in the first six months of 2013. In the second quarter 2013, Wang Da opened one new store, Zhejiang opened one store and closed 10.

Percentage of Sales

Percentage of sales from retail and wholesale operations for each segment is as follows in the three months ended June 30, 2013:

	Zhejiang	Wang Da	Total
Retail	96.2%	96.2%	96.2%
Wholesale	3.8%	3.8%	3.8%

Percentage of sales from retail and wholesale operations for each segment is as follows in the six months ended June 30, 2013:

	Zhejiang	Wang Da	Total
Retail	98.1%	94.1%	96.1%
Wholesale	1.9%	5.9%	3.9%

Percentage of sales from retail and wholesale operations for each segment is as follows in the three months ended June 30, 2012:

	Zhejiang	Wang Da	Total
Retail	-%	81.7%	81.7%
Wholesale	-%	18.3%	18.3%

Percentage of sales from retail and wholesale operations for each segment is as follows in the six months ended June 30, 2012:

	Zhejiang	Wang Da	Total
Retail	-%	79.1%	79.1%
Wholesale	-%	20.9%	20.9%

Cost of Sales

Cost of sales (“COS”) for the three months ended June 30, 2013 was $2,939,195 compared to $4,922,440 for the three months ended June 30, 2012, a decrease of 40.3%. COS for the six months ended June 30, 2013 was $6,428,146 compared to $9,790,558 for the six months ended June 30, 2012, a decrease of 34.3%. The decreased COS for the three and six months was a result of the decrease in sales from the comparable periods. In addition, higher cost of mobile phones contributed to the increased cost of sales.

Gross Profit

Gross profit for the three months ended June 30, 2013 was $173,464 compared to gross profit of $202,494 for the three months ended June 30, 2012, a decrease of 14.3%. Gross profit for the six months ended June 30, 2013 was $318,467 compared to gross profit of $576,385 for the six months ended June 30, 2012, a decrease of 44.7%. The decreased gross profit for the three and six months ended June 30, 2013 was due to lower sales.

Profit Margin

Profit margin for the three months ended June 30, 2013 was 5.6% compared to 4.0% for the three months ended June 30, 2012. The profit margin increase was mainly attributed to Yongxin selling higher margin electronic products in the second quarter 2013. Profit margin for the six months ended June 30, 2013 was 4.7% compared to 5.6% for the six months ended June 30, 2012. The profit margin decrease was mainly attributed to the decreased unit price of cell phone products while the cost did not decrease correspondingly.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2013 were $557,375 or 17.9% of net sales, compared to $1,288,890 or 25.1% of net sales for the three months ended June 30, 2012, a decrease of 56.8% of sales. Selling, general and administrative expenses for the six months ended June 30, 2013 were $1,278,576 or 19.0% of net sales, compared to $3,779,025 or 36.5% of net sales for the six months ended June 30, 2012, a decrease of 66.2% of sales. The decrease in selling, general and administrative expenses was primarily due to the closing of 154 stores in 2012 and 13 stores in the first six months of 2013, which led to a significant decrease in staff related cost and store management fees.

Operating Loss from Continuing Operations

Operating loss for the three months ended June 30, 2013 was $383,911 or (12.3)% of net sales compared to $1,086,396 or (21.2)% of net sales for the three months ended June 30, 2012, a decrease of 64.7%. Operating loss for the six months ended June 30, 2013 was $960,109 or (14.2)% of net sales compared to $3,202,640 or (30.9)% of net sales for the six months ended June 30, 2012, a decrease of 70.0%. Lower operating expense was the key factor for the decrease in operating loss from continuing operations during the three and six months ended June 30, 2013 compared to 2012.

Provision for Income Taxes

The provision for income taxes for the three and six months ended June 30, 2013 and 2012 were $0 due to losses incurred by both Wang Da and Zhejiang.

Net Loss from Continuing Operations

Net loss was $349,854 or (11.2)% of net sales for the three months ended June 30, 2013 compared to $1,706,735 or (33.3)% of net sales for the three months ended June 30, 2012, a decrease of 79.5%. Net loss was $900,536 or (13.3)% of net sales for the six months ended June 30, 2013 compared to $3,823,605 or (36.9)% of net sales for the six months ended June 30, 2012, a decrease of 76.4%. Lower operating expenses was the key factor for the decrease in net loss from continuing operations during the three and six months ended June 30, 2013 compared to 2012.

Net Loss from Discontinued Operations

Net loss from discontinued operations for the three months ended June 30, 2013 was $64,365 compared to $1,652,974 for 2012, a decrease of $1,588,609. Net loss from discontinued operations for the six months ended June 30, 2013 was $153,160 compared to $4,315,338 for 2012, a decrease of $4,162,178. The decrease was due to Yiwu and Jinhua ceasing operations in the first six months of 2013 when both companies were still operating and had net losses in the comparable period in 2012.

Net Loss

Net loss was $414,219 for the three months ended June 30, 2013 compared to $3,359,709 for the three months ended June 30, 2012, a decrease of 87.7%. Net loss was $1,053,696 for the six months ended June 30, 2013 compared to $8,138,943 for the six months ended June 30, 2012, a decrease of 87.1%. The decrease in net loss was due to closing Sanhe, Joy & Harmony, Yiwu and Jinhua to avoid additional operating losses.

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

	Six Months Ended June 30,
	2013	2012
RMB/$ exchange rate at period end	0.1618	0.1596
Average RMB/$ exchange rate for the periods	0.1605	0.1593

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated results of operations. As a result of the translation, Yosen recorded a foreign currency loss of $(408) in the three months ended June 30, 2013 and a foreign currency gain of $4,336 in the comparable period in 2012. Yosen recorded a foreign currency gain of $23,211 in the six months ended June 30, 2013 and $98,567 in 2012, which is a separate line item on the Statements of Operations and Comprehensive Loss.

Liquidity and Capital Resources

During the six months ended June 30, 2013, cash has been mostly generated from financing activities. Operations and liquidity needs are funded primarily through cash flows from bank loans. Cash and equivalents were $81,240 at June 30, 2013, compared to $456,495 at December 31, 2012.

Our cash flows for the six month periods are summarized as follows:

	Six Months Ended June 30,
	2013	2012
Net cash used in operating activities	$(413,488)	$(4,053,900)
Effect of exchange rate change on cash and equivalents	38,233	85,817
Net decrease in cash and equivalents	(375,255)	(3,968,083)
Cash and equivalents at beginning of period	456,495	5,778,280
Cash and equivalents at end of period	$81,240	$1,810,197

Operating Activities

Net cash used in operating activities was $413,488 for the six months ended June 30, 2013 compared to $4,053,900 for the six months ended June 30, 2012, an 89.8% decrease.  Net cash used in operating activities was mainly attributable to several factors, including (i) decrease in net loss of $7,085,247, (ii) decrease in accounts receivable of $476,786, (iii) decrease in advance to related party of $501,814, (iv) increase in accrued expenses of $227,027, (v) increase in advance from related party of $733,291, offset by the increase in advance to suppliers of $1,590,403 and decrease in accounts payable of $264,988, add back of stock compensation of $206,667.

	Six Months Ended June 30,		Percentage
	2013	2012	Change

Sales, Net	$6,746,613	$10,366,943	(34.9)%

Accounts receivable	$397,607	$3,151,350	(87.4)%

Accounts receivable decreased 87.4% in the first six months of 2013 while sales decreased 34.9%. Accounts receivable as a percentage of sales decreased due to the Company generating more revenue from retail customers rather than wholesale in 2013. Management monitors and periodically assesses the collectability of accounts receivable to ensure the allowance for bad debts account is reasonably estimated. Collection of accounts receivable is based on the terms of legally binding documents. Our accounts receivable department has periodically reviewed the allowance for doubtful accounts. The bad debts allowance is based on the aging of receivables, credit history and credit quality of the customers, the term of the contracts as well as the balance outstanding. If an account receivable item is considered probable to be uncollectible, it will be charged to bad debts accordingly.

Cash and equivalents as of June 30, 2013 and December 31, 2012 were solely bank accounts in US and China. Specifically, cash and equivalents for each subsidiary as of June 30, 2013 and December 31, 2012 included:

Name of Entities	Region	Currency	June 30, 2013	December 31, 2012
Yosen	US entity	USD	4,311	383,834
Zhejiang	Chinese entity	RMB	378,197	359,757
Yiwu	Chinese entity	RMB	47,499	52,663
Wang Da	Chinese entity	RMB	41,582	31,730
Jinhua	Chinese entity	RMB	2,190	2,388
Sanhe	Chinese entity	RMB	4,406	8,499
Joy & Harmony	Chinese entity	RMB	1,026	1,674

Cash equivalents held in the PRC subsidiaries are not freely transferrable outside the country. The amounts not freely transferable as of June 30, 2013 and December 31, 2012 were RMB474,900 ($76,929) and RMB456,711 ($72,661).

Capital Expenditures

We did not have any capital expenditures for the first six months of 2013 and 2012.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures as of June 30, 2013, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal controls identified in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first six months of 2013 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

YOSEN GROUP, INC.

Date: August 14, 2013	By:	/s/ Zhenggang Wang
Name: Zhenggang Wang
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Weiping Wang
Name: Weiping Wang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

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

