Form 10-Q
period 2013-09-30
Yosen Group, Inc.
filed 2013-11-19
CIK 1076784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2013

or

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

Large accelerated	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting
filer ☐		(Do not check if a smaller	company ☒
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule No 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of November 18, 2013, the registrant had 20,782,356 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

YOSEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current assets:
Cash and equivalents	$1,412,373	$456,495
Accounts receivable, net	66,799	863,800
Inventories	1,697,122	1,970,850
Advances to suppliers	2,578,653	747,171
Advance to related party	38,060	501,814
Prepaid expenses and other current assets	79,229	198,119
Total current assets	5,872,236	4,738,249

Property and equipment, net	43,416	33,160
Total assets	$5,915,652	$4,771,409

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Short-term loans	$2,607,392	$2,545,541
Notes payable	1,385,177	-
Accounts payable	843,591	777,389
Accrued expenses	298,471	698,924
Income tax payable	944,589	798,430
Total current liabilities	6,079,220	4,820,284

Long-term loans	488,886	-
Total liabilities	6,568,106	4,820,284

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized, 20,782,356 and 18,782,356 issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	20,782	18,782
Additional paid-in capital	24,849,778	24,041,779
Subscription receivable	(50,000)	(50,000)
Statutory reserve	11,542,623	11,542,623
Other comprehensive income	7,917,181	7,895,504
Accumulated deficit	(44,932,818)	(43,497,563)
Total stockholders' deficit	(652,454)	(48,875)
Total liabilities and stockholders' deficit	$5,915,652	$4,771,409

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
NINE MONTHS ENDED SEPTEMBER 30, 2013 and 2012 (UNAUDITED)

	2013	2012

Net sales	$9,300,204	$15,937,871
Cost of sales	8,855,499	15,170,409
Gross profit	444,705	767,462
Selling, general and administrative expenses	1,741,463	6,624,438
Loss from continuing operations	(1,296,758)	(5,856,976)
Other (income) expense:
Interest income	(5,210)	(2,319)
Other income	(84,363)	(602)
Other expense	27,350	868,762
Total other (income) expense	(62,223)	865,841

Loss from continuing operations before income taxes	(1,234,535)	(6,722,817)
Provision for income taxes	-	-
Net loss from continuing operations	(1,234,535)	(6,722,817)

Net loss from discontinued operations, net of income taxes	(200,720)	(5,614,307)

Net loss	(1,435,255)	(12,337,124)

Foreign currency translation adjustments	21,677	85,816
Comprehensive loss	$(1,413,578)	$(12,251,308)

Basic and diluted loss per share:
Continuing operations	$(0.06)	$(0.49)
Discontinued operations	(0.01)	(0.41)
Net loss per share	$(0.07)	$(0.90)

Weighted average shares outstanding:
Basic	19,031,440	13,787,740
Diluted	19,280,524	13,787,740

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
THREE MONTHS ENDED SEPTEMBER 30, 2013 and 2012 (UNAUDITED)

	2013	2012

Net sales	$2,545,064	$5,570,304
Cost of sales	2,419,183	5,381,382
Gross profit	125,881	188,922
Selling, general and administrative expenses	461,613	2,844,428
Loss from continuing operations	(335,732)	(2,655,506)
Other (income) expense:
Interest income	(136)	(1,019)
Other income	(19,748)	(601)
Other expense	17,465	246,619
Total other (income) expense	(2,419)	244,999

Loss from continuing operations before income taxes	(333,313)	(2,900,505)
Provision for income taxes	-	-
Net loss from continuing operations	(333,313)	(2,900,505)

Net loss from discontinued operations, net of income taxes	(47,284)	(1,300,566)

Net loss	(380,597)	(4,201,071)

Foreign currency translation adjustments	(1,533)	(12,750)
Comprehensive loss	$(382,130)	$(4,213,821)

Basic and diluted loss per share:
Continuing operations	$(0.02)	$(0.17)
Discontinued operations	-	(0.08)
Net loss per share	$(0.02)	$(0.25)

Weighted average shares outstanding:
Basic	19,521,486	16,613,787
Diluted	20,260,617	16,613,787

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2013 and 2012 (UNAUDITED)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,435,255)	$(12,337,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,215	20,420
Gain on disposal	-	(33,179)
Stock based compensation	310,000	2,223,439
(Increase) decrease in assets:
Accounts receivable	807,878	6,921,591
Inventories	317,639	796,494
Prepaid expenses and other current assets	122,565	824
Advance to suppliers	(1,790,913)	1,638,840
Increase (decrease) in current liabilities:
Accounts payable	46,729	(1,534,060)
Accrued expenses	43,382	(3,230,058)
Income tax payable	94,521	(660,306)
Net cash used in operating activities	(1,478,239)	(6,193,119)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(3,661)
Disposal of property and equipment	-	55,511
Net cash provided by investing activities	-	51,849

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	-	2,536,261
Proceeds from long-term loans	482,843	-
Proceeds from notes payable	1,368,055	-
Repayment of advance to related party	470,063	-
Net cash provided by financing activities	2,320,961	2,536,261

Effect of exchange rate changes on cash and equivalents	113,156	34,638

Net increase (decrease) in cash	955,878	(3,570,371)
Cash and equivalents, beginning of period	456,495	5,778,270
Cash and equivalents, end of period	$1,412,373	$2,207,909

Supplemental disclosure of cash flow information:
Interest paid	$1,066,783	$28,818
Income taxes paid	$-	$728,791

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

ORGANIZATIONAL CHART

Our corporate structure as of September 30, 2013 is as follows:

* These entities ceased operation as of December 31, 2011.
** These entities ceased operation as of December 31, 2012.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The Company’s subsidiaries – Wang Da, Yiwu, Joy & Harmony, Sanhe, Jinhua and Zhejiang’s functional currency is the Chinese Renminbi (“RMB”), however, the accompanying consolidated financial statements were translated and presented in United States Dollars (“$”, or “USD”). Yosen is the parent company incorporated on August 20, 1998 under the laws of the State of Nevada. The parent company does not have operations; therefore, it does not have sales. The main activities of Yosen were incurring public company expenses. Yosen pays all of its expenses in USD. Therefore, we believe Yosen’s functional currency is USD. Capital was incorporated on July 22, 2004 under the laws of the BVI. Capital is a holding company and does not have operations. As a result, we determined Yosen and Capital’s functional currency is USD.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company realized net loss of $15,867,000 and $52,844,207 for 2012 and 2011, respectively. For the three and nine months ended September 30, 2013, the Company realized further net loss from continuing operations of $333,313 and $1,234,535, respectively, and had accumulated deficit of $44,932,818 as of September 30, 2013. In addition, the Company’s cash position substantially deteriorated since 2010. There can be no assurance the Company will become profitable or that it will survive as a public company. These issues raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Currency Translation

The accounts of Zhejiang, Wang Da, Yiwu, Sanhe, Joy & Harmony and Jinhua were maintained, and its financial statements were expressed in RMB. Such financial statements were translated into USD in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830, “Foreign Currency Matters,” with RMB as the functional currency. According to ASC 830, assets and liabilities were translated at the ending exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the year. The resulting translation adjustments are reported as other comprehensive income in accordance with FASB ASC Topic 220, “Reporting Comprehensive Income”, as a component of shareholders’ equity. Transaction gains and losses are reflected in the consolidated statements of operations and comprehensive loss.

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

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts was $101,354 (unaudited) and $208,326 as of September 30, 2013 and December 31, 2012, respectively.

Advance to Related Party

Advance to related party was $38,060 and $501,814, respectively, as of September 30, 2013 and December 31, 2012, representing amounts due from the CEO, due on demand, with zero interest.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market value.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of September 30, 2013 and December 31, 2012, inventory consisted entirely of finished goods.

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

Automotive	5 years
Office Equipment	5 years

As of September 30, 2013 and December 31, 2012, property and equipment consisted of the following:

	2013	2012
	(Unaudited)
Automotive	$62,986	$39,783
Office equipment	183,325	168,468
Subtotal	246,311	208,251
Less: accumulated depreciation	(202,895)	(175,091)
Total	$43,416	$33,160

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360, “Property, Plant and Equipment”, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2013 (unaudited) and December 31, 2012, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires the Company disclose estimated fair values (“FVs”) of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of FV.

Short-term Loans

As of September 30, 2013 and December 31, 2012, short-term loans consisted of the following:

	2013	2012
	(Unaudited)
Bank loan from Bank of Chouzhou, dated July 16, 2013, due on July 15, 2014, with an annual interest rate of 6.6% payable monthly, personally guaranteed by the CEO.	$814,810	$-

Bank loan from Bank of Chouzhou, dated July 16, 2012, due on July 15, 2013, with an annual interest rate of 6.6% payable monthly, personally guaranteed by the CEO.	-	795,482

Bank loan from Bank of Chouzhou, dated July 17, 2013, due on July 16, 2014, with an annual interest rate of 6.6% payable monthly, personally guaranteed by the CEO.	1,629,620	-

Bank loan from Bank of Chouzhou, dated July 17, 2012, due on July 16, 2013, with an annual interest rate of 6.6% payable monthly, personally guaranteed by the CEO.	-	1,590,963

Bank loan from Bank of Hangzhou, dated September 24, 2013, due on March 21, 2014, with an annual interest rate of 12.0% payable monthly.	162,962	-

Bank loan from Bank of Hangzhou, dated September 10, 2013, due on March 8, 2013, with an annual interest rate of 11.2% payable quarterly.	-	159,096
	$2,607,392	$2,545,541

Long-term Loans

As of September 30, 2013 and December 31, 2012, long-term loan consisted of the following:

	2013	2012
	(Unaudited)
Bank loan from Bank of Hangzhou, dated July 11, 2013, due on July 8, 2016, with an annual interest rate of 7.38% payable monthly.	$488,886	$-
	$488,886	$-

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

9

1.
Retail. 97.3% and 96.5% , 99.1% and 85.7% of the Company's revenue comes from sales to customers at outlets installed inside department stores etc. (i.e. store in store model) during three and nine months ended September 30, 2013 and 2012, respectively and is mainly achieved through two broad categories:

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

2.
Wholesale. 2.7% and 3.5%, 0.9% and 14.3% of the Company's revenue comes from wholesale during three and nine months ended September 30, 2013 and 2012, respectively. Recognition of income in wholesales is based on the contract terms. In the three and nine months ended September 30, 2013 and 2012, the main contract with respect to wholesale has an agreed upon provision pursuant to which payments be paid 15 days after receipt of goods and that ownership and all risks associated with the goods are transferred to the customers on the date of goods received and payments will be made 15 days therefrom.

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

Shipping and Handling Fees

The Company follows FASB ASC Subtopic 605-45, “Handling Costs, Shipping Costs”.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of general and administrative expenses which were $2,197, $7,611, $4,774 and $18,820 for the three and nine months ended September 30, 2013 and 2012, respectively.

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

Management Fees Paid to the Department Stores Under “Store in Store” Model

Under the “store in store” business operation model, the Company may pay management fees to the department stores, which are in the form of service charges. The management fees are reflected in general and administrative expenses. Such management fees were $148 and $6,134, $312,492 and $839,808 in general and administrative expenses for the three and nine months ended September 30, 2013 and 2012, respectively.

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $19,041 for the nine months ended September 30, 2013 and none for the three months ended September 30, 2013. There was no advertising expense for the three and nine months ended September 30, 2012.

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

Basic and Diluted Loss per Share

Loss per share is calculated in accordance with FASB ASC Topic 260, “Earnings per Share”. Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (losses) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. If convertible shares and stock options are anti-dilutive, the impact of conversion is not included in the diluted net income (loss) per share. Excluded from the calculation of diluted (loss) per share for the three and nine months ended September 30, 2013 and 2012 were 10,000 options, as they were not dilutive.

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

During the nine months ended September 30, 2013, the Company had a non-cash item, which was excluded from the Consolidated Statements of Cash Flows of $144,000, representing the FV of stock warrants issued in conjunction with the common stock offering. (See Note 5).

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

Segment Reporting

FASB ASC Topic 280, “Segment Reporting”, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company operated in four segments before the acquisition of Jinhua in July 2009. Since then, the Company operated in five segments until Sanhe and Joy & Harmony ceased operations at the end of 2011 and Yiwu and Jinhua ceased operations in 2012. As a result, the Company operated only in mobile phone segment since 2012 (see Note 14).

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

Note 4 – NOTES PAYABLE

Notes payable was $1,385,177 as of September 30, 2013. The company issued two promissory notes for $733,327 and $651,850 to Bank of Chouzhou, on August 17, 2013 and August 18, 2013, respectively, for inventory purchase. The notes bear zero interest and mature on January 17, 2014.

Note 5 - COMMON STOCK

On August 23, 2013, the Company consummated the sale of 2,000,000 Units to two investors with each Unit consisting of: (i) one share of common stock, $0.001 par value per share (the "Common Stock"), of the Company and (ii) a three-year warrant to purchase one share of Common Stock of the Company at an exercise price of $0.25 per share, for an aggregate total purchase price of $500,000. The 2,000,000 warrants were recorded at FV using the Black-Scholes options pricing model (see Note 6 below). Because these warrants were issued in connection with the issuance of common stock, their FV was debited and credited to additional paid-in capital.

Note 6 – STOCK WARRANTS, OPTIONS, AND COMPENSATION

Options issued have a ten-year life and were fully vested upon issuance. The option holder has no voting or dividend rights. The grant price was the FV at the date of grant. The Company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the date of grant stock option pricing.

Outstanding options and warrants by exercise price consisted of the following as of September 30, 2013:

Outstanding				Exercisable
		Weighted			Weighted
		Average	Weighted		Average
	Number of	Remaining	Average	Number	Exercise
Exercise Price	Shares	Life (Years)	Exercise Price	of Shares	Price
Options:
$20.8	10,000	3.25	$20.8	10,000	$20.8
Warrants:
$0.25	2,000,000	3.00	$0.25	2,000,000	$0.25

During the three and nine months ended September 30, 2013, the Company did not issue any stock options. The 10,000 stock options outstanding as of September 30, 2013 were issued in 2007 to our former director Mr. Kenneth Berents, have a 10 year term and vested immediately upon issuance.

In August 2013, the Company issued stock warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.25 in conjunction with the common stock offering (See Note 5). The stock warrants expire on August 23, 2016. Outstanding stock warrants are valued using the Black-Scholes option pricing model. Assumptions used to value the warrants are similar to those used in valuing the stock options as described below.

Term	2.9 years
Expected volatility	30%
Risk – free interest rate	0.63%
Dividend yield	0%
Weighted-average grant date FV	$0.072

The Company determined the FV of the 2,000,000 warrants was $144,000.

Note 7 – COMPENSATED ABSENCES

Regulation 45 of the labor laws in the PRC entitles employees to annual vacation leave after one year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 8 - INCOME TAXES

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense or penalties recognized during the three and nine months ended September 30, 2013 and 2012.

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

The US entity, Yosen is subject to the US federal income tax at a rate of 34%. The US entity does not conduct any operations and only incurs public company expenses, such as legal fees, accounting fees, investor relations expenses and filing fees. In the process of applying step one, we determined it is more likely than not that all of the Company’s deferred tax assets will not be realized. As of September 30, 2013, the US entity has incurred net accumulated operating losses of $8,678,228 for income tax purposes. As a result, $2,950,156 of valuation allowance was recorded to reduce the deferred tax asset to zero. The net change in valuation allowance was $56,435, $201,815, $659,768 and $835,124 for the three and nine months ended September 30, 2013 and 2012, respectively for the US entity.

The PRC subsidiaries, Sanhe, Wang Da, Joy & Harmony, Yiwu and Zhejiang are subject to the PRC income tax at 25%. Jinhua is subject to PRC income tax using simplified tax system. As of September 30, 2013, the PRC operating subsidiaries incurred an adjusted net accumulated operating loss of $14,793,273. In applying step one, management believes these subsidiaries will continue to incur losses in the near future due to high market competition, slowing market demand, rising labor and fuel costs. We believe it is more likely than not that the subsidiaries will not be able to benefit from the deferred tax assets in association with the operating losses. As a result, $3,721,318 of valuation allowance was recorded to reduce the deferred tax asset to zero. The net change in valuation allowance was $41,832, $159,839, $233,785 and $1,049,810 for the three and nine months ended September 30, 2013 and 2012, respectively for the PRC operating subsidiaries.

The components of deferred income tax assets and liabilities as of September 30, 2013 (unaudited) and December 31, 2012 are as follows:

	2013	2012
Deferred tax assets:
US net operating losses	$2,950,156	$2,748,341
PRC net operating losses	3,721,318	3,561,479
Total deferred tax assets	6,671,474	6,309,820
Less valuation allowance	(6,671,474)	(6,309,820)
	$-	$-

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate for the three months ended September 30, 2013 and 2012 is as follows:

	2013	2012
(Credit) Tax at US Statutory Rate	(34.0)%	(34.0)%
Tax rate difference	4.5%	2.9%
Valuation allowance	29.5%	31.1%
Effective rate	-%	-%

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate for the nine months ended September 30, 2013 and 2012 is as follows:

	2013	2012
(Credit) Tax at US Statutory Rate	(34.0)%	(34.0)%
Tax rate difference	4.7%	5.7%
Valuation allowance	29.3%	28.3%
Effective rate	-%	-%

Note 9 - COMMITMENTS

The Company leases office facilities under operating leases that terminate through 2015 Rent expense for the three and nine months ended September 30, 2013 and 2012 was $8,517, $50,457, $60,774 and $153,972 respectively. The future minimum obligations under these agreements are as follows by years as of September 30, 2013:

2014	$83,873
2015	39,704
$123,577

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

Statutory reserve funds are restricted to offset against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2013, the Company had allocated $11,542,623 to these non-distributable reserve funds.

Note 11 – DISCONTINUED OPERATIONS

In 2011, Sanhe closed all its 210 stores in stores. Joy & Harmony closed all its 196 stores in stores and dissolved in July 2013. Letong closed its direct retail and franchise operation. All three entities ceased operation as of December 31, 2011. In 2012, Yiwu closed all its 178 stores in stores. Jinhua ceased its logistics operation. As such, Sanhe, Joy & Harmony, Letong, Yiwu and Jinhua met the conditions to be reported as discontinued operations in the financial statements, and accordingly, the results of operations have been reclassified for all periods to conform to the current period's presentation.

The following table summarizes the assets and liabilities of the discontinued operations as of September 30, 2013 (unaudited) and December 31, 2012 included in the Consolidated Balance Sheets:

	2013	2012
Cash	$1,388,536	$10,377
Prepaid expenses and other current assets	-	26,394
Property and equipment	24,079	21,835
Total assets	1,412,615	58,606

Short-term loans	2,444,430	2,386,445
Notes payable	1,385,177	-
Advance from related party	18,904	-
Accrued expenses	179,344	106,019
Income tax payable	860,046	839,725
Total liabilities	4,887,901	3,332,189

Net assets	$(3,475,286)	$(3,273,583)

The following table summarizes the operating results of the discontinued operations for the three and nine months ended September 30, 2013 and 2012 included in the Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended
	September 30,
	2013	2012
Sales, net	$-	$6,745,636
Cost of sales	-	6,879,967
Gross loss	-	(134,331)
General and administrative expenses	(23,374)	3,795,156
Loss from discontinued operations	23,374	(3,929,487)
Interest income	989	2,230
Other income	-	35,404
Other expense	(71,647)	(296,517)
Loss before income taxes	(47,284)	(4,188,370)
Provision for income taxes	-	12,701
Net loss from discontinued operations, net of income tax	$(47,284)	$(4,201,071)

	Nine Months Ended
	September 30,
	2013	2012
Sales, net	$-	$5,399,567
Cost of sales	-	6,431,611
Gross loss	-	(1,032,044)
General and administrative expenses	25,181	3,588,598
Loss from discontinued operations	(25,181)	(4,620,642)
Interest income	991	6,466
Other income	-	36,071
Other expense	(176,530)	(959,194)
Loss before income taxes	(200,720)	(5,537,299)
Provision for income taxes	-	77,008
Net loss from discontinued operations, net of income tax	$(200,720)	$(5,614,307)

Note 12- OTHER COMPREHENSIVE INCOME

Other comprehensive income as included in stockholders’ equity for the nine months ended September 30, 2013 and 2012, represents foreign currency translation adjustments.

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

Note 14 - MAJOR CUSTOMERS, VENDORS AND CREDIT RISK

During the three and nine months ended September 30, 2012, no single customer accounted for more than 10% of the Company’s sales or accounts receivable and no single vendor accounted for more than 10% of the Company’s purchases. During the three months ended September 30, 2013, three customers accounted for more than 10% of the Company’s sales, which represented 29.4%, 16.9% and 13.6%, respectively of the Company’s sales. During the nine months ended September 30, 2013, three customers accounted for more than 10% of the Company’s sales, which represented 28.7%, 14.4% and 11.7%, respectively of the Company’s sales. As of September 30, 2013, three customers comprised more than 10% of the Company’s accounts receivable, which represented 35.0%, 18.5% and 17.5%, respectively. No vendor comprised more than 10% of the Company’s accounts payable.

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

We only have one reportable segment - mobile phones, required by FASB ASC Topic 280, “Segment Reporting”, operated by Wang Da and Zhejiang. The operating results for mobile phones segment for the three and nine months ended September 30, 2013 and 2012 are disclosed in the Consolidated Statements of Operations and Comprehensive Loss.

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

Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

Reportable Operating Segments

In 2011, Sanhe closed all its 210 stores in stores, Joy & Harmony closed all its 196 stores in stores and dissolved in July 2013, and Letong closed its direct retail and franchise operation. In 2012, Yiwu closed all its 178 stores in stores, and Jinhua closed its logistics operations. As such, Sanhe, Joy & Harmony, Letong, Yiwu and Jinhua were reported as discontinued operations in the financial statements.

The Company reports financial and operating information in continuing operations only in the mobile phones segment through Wang Da and Zhejiang:

a)	Wang Da
b)	Zhejiang

a)	Wang Da

Wang Da focuses on distributing domestic brands mobile phones.

	Three Months Ended September 30,		Percentage
Wang Da	2013	2012	Change
Revenue	$356,076	$4,454,413	(92.0)%
Gross Profit	$6,773	$115,856	(94.2)%
Profit Margin	1.9%	2.6%	(0.7)%
Operating (Loss)	$(6,167)	$(418,550)	(98.5)%

	Nine Months Ended September 30,		Percentage
Wang Da	2013	2012	Change
Revenue	$1,105,182	$14,819,945	(92.5)%
Gross Profit	$14,110	$694,262	(98.0)%
Profit Margin	1.3%	4.7%	(3.4)%
Operating (Loss)	$(49,980)	$(2,567,635)	(98.1)%

For the three months ended September 30, 2013, Wang Da generated revenue of $356,076, a decrease of $4,098,337 or 92.0% compared to $4,454,413 for the three months ended September 30, 2012. For the nine months ended September 30, 2013, Wang Da generated revenue of $1,105,182, a decrease of $13,714,763 or 92.5% compared to $14,819,945 for the nine months ended September 30, 2012. The decrease in revenue was primarily due to the closing of 154 stores in stores in 2012 and two in the first three months of 2013. Wang Da only has seven stores in operation during the three months ended September 30, 2013. Splitting part of the mobile phone business to Zhejiang also contributed to the decrease in revenue.

Gross profit decreased $109,083 or 94.2% from $115,856 for the three months ended September 30, 2012 to $6,773 for the three months ended September 30, 2013. Profit margin decreased from 2.6% in the three months ended September 30, 2012 to 1.9% in the three months ended September 30, 2013, a decrease of 0.7%. Gross profit decreased $680,152 or 98.0% from $694,262 for the nine months ended September 30, 2012 to $14,110 for the nine months ended September 30, 2013. Profit margin decreased from 4.7% in the nine months ended September 30, 2012 to 1.3% in the nine months ended September 30, 2013, a decrease of 3.4%. The decrease in gross profit was a result of the decrease in sales.

Operating loss was $6,167 for the three months ended September 30, 2013, a decrease of $412,383 or 98.5% compared to $418,550 for the three months ended September 30, 2012. Operating loss was $49,980 for the nine months ended September 30, 2013, a decrease of $2,517,655 or 98.1% compared to $2,567,635 for the nine months ended September 30, 2012. Operating loss decreased primarily due to the closing of stores in stores to cut losses.

b)	Zhejiang

Starting from the third quarter 2012, Zhejiang operated as part of the mobile phone business focusing on distribution of Samsung and Apple brand products.

	Three Months Ended September 30,		Percentage
Zhejiang	2013	2012	Change
Revenue	$2,188,988	$1,117,926	95.8%
Gross Profit	$119,108	$73,200	62.7%
Profit Margin	5.4%	6.5%	(1.1)%
Operating (Loss)	$(163,870)	$(766,319)	(78.6)%

	Nine Months Ended September 30,		Percentage
Zhejiang	2013	2012	Change
Revenue	$8,195,022	$1,117,926	633.1%
Gross Profit	$430,596	$73,200	488.2%
Profit Margin	5.3%	6.5%	(1.2)%
Operating (Loss)	$(653,635)	$(766,319)	(14.7)%

For the three months ended September 30, 2013, Zhejiang generated revenue of $2,188,988, an increase of $1,071,062 or 95.8% compared to $1,117,926 for the three months ended September 30, 2012. For the nine months ended September 30, 2013, Zhejiang generated revenue of $8,195,022, an increase of $7,077,096 or 633.1% compared to $1,117,926 for the nine months ended September 30, 2012. The increase in revenue was due to Zhejiang started its mobile phone sale business in the third quarter of 2012. Zhejiang only operated three months during the first nine months of 2012 compared to nine months in the same period of 2013.

Gross profit increased $45,908 or 62.7% from $73,200 for the three months ended September 30, 2012 to $119,108 for the three months ended September 30, 2013. Profit margin decreased from 6.5% in the three months ended September 30, 2012 to 5.4% in the three months ended September 30, 2013, a decrease of 1.1%. Gross profit increased 357,396 or 488.2% from $73,200 for the nine months ended September 30, 2012 to $430,596 for the nine months ended September 30, 2013. Profit margin decreased from 6.5% in the nine months ended September 30, 2012 to 5.3% in the nine months ended September 30, 2013, a decrease of 1.2%. The increase in gross profit was a result of the increase in sales.

Operating loss was $163,870 for the three months ended September 30, 2013, a decrease of $602,449 or 78.6% compared to $766,319 for the three months ended September 30, 2012. Operating loss was $653,635 for the nine months ended September 30, 2013, a decrease of $112,684 or 14.7% compared to $766,319 for the nine months ended September 30, 2012. Operating loss decreased primarily due to the increase in gross profit.

Total Company

Net Sales

Net sales for the three months ended September 30, 2013 decreased by $3,025,240 or 54.3%, to $2,545,064 compared to $5,570,304 for the three months ended September 30, 2012. Net sales for the nine months ended September 30, 2013 decreased by $6,637,667 or 41.6%, to $9,300,204 compared to $15,937,871 for the nine months ended September 30, 2012. The decrease was attributable to the increased competition in the mobile phone market in China as well as Wang Da’s closing of 154 stores in 2012. Zhejiang opened 5 stores and closed 11 in the first nine months of 2013.

Percentage of Sales

Percentage of sales from retail and wholesale operations for each segment is as follows in the three months ended September 30, 2013:

	Zhejiang	Wang Da	Total
Retail	97.9%	96.7%	97.3%
Wholesale	2.1%	3.3%	2.7%

Percentage of sales from retail and wholesale operations for each segment is as follows in the nine months ended September 30, 2013:

	Zhejiang	Wang Da	Total
Retail	98.0%	95.0%	96.5%
Wholesale	2.0%	5.0%	3.5%

Percentage of sales from retail and wholesale operations for each segment is as follows in the three months ended September 30, 2012:

	Zhejiang	Wang Da	Total
Retail	100%	98.2%	99.1%
Wholesale	-%	1.8%	0.9%

Percentage of sales from retail and wholesale operations for each segment is as follows in the nine months ended September 30, 2012:

	Zhejiang	Wang Da	Total
Retail	100%	85.4%	85.7%
Wholesale	-%	14.6%	14.3%

Cost of Sales

Cost of sales (“COS”) for the three months ended September 30, 2013 was $2,419,183 compared to $5,381,382 for the three months ended September 30, 2012, a decrease of $2,962,199 or 55.0%. COS for the nine months ended September 30, 2013 was $8,855,499 compared to $15,170,409 for the nine months ended September 30, 2012, a decrease of $6,314,910 or 41.6%. The decreased COS for the three and nine months was a result of the decrease in sales from the comparable periods.

Gross Profit

Gross profit for the three months ended September 30, 2013 was $125,881 compared to gross profit of $188,922 for the three months ended September 30, 2012, a decrease of $63,041 or 33.4%. Gross profit for the nine months ended September 30, 2013 was $444,705 compared to gross profit of $767,462 for the nine months ended September 30, 2012, a decrease of $322,757 or 42.1%. The decreased gross profit for the three and nine months ended September 30, 2013 was due to lower sales.

Profit Margin

Profit margin for the three months ended September 30, 2013 was 4.9% compared to 3.4% for the three months ended September 30, 2012. The profit margin increase was mainly attributed to Zhejiang selling higher margin electronic products in 2013. Profit margin for the nine months ended September 30, 2013 and 2012 was 4.8%.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses for the three months ended September 30, 2013 were $461,613 or 18.1% of net sales, compared to $2,844,428 or 51.1% of net sales for the three months ended September 30, 2012, a decrease of 83.8% of sales. SG&A expenses for the nine months ended September 30, 2013 were $1,741,463 or 18.7% of net sales, compared to $6,624,438 or 41.6% of net sales for the nine months ended September 30, 2012, a decrease of 73.7% of sales. The decrease in SG&A expenses was primarily due to the closing of 154 stores in 2012 and 13 stores in the first nine months of 2013, which led to a significant decrease in staff related cost and store management fees.

Operating Loss from Continuing Operations

Operating loss for the three months ended September 30, 2013 was $335,732 or (13.2)% of net sales compared to $2,655,506 or (47.7)% of net sales for the three months ended September 30, 2012, a decrease of 87.4%. Operating loss for the nine months ended September 30, 2013 was $1,296,758 or (13.9)% of net sales compared to $5,856,976 or (36.7)% of net sales for the nine months ended September 30, 2012, a decrease of 77.9%. Lower operating expense was the key factor for the decrease in operating loss from continuing operations during the three and nine months ended September 30, 2013 compared to 2012.

Provision for Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2013 and 2012 were $0 due to losses incurred by both Wang Da and Zhejiang.

Net Loss from Continuing Operations

Net loss from continuing operations was $333,313 or (13.1)% of net sales for the three months ended September 30, 2013 compared to $2,900,505 or (52.1)% of net sales for the three months ended September 30, 2012, a decrease of 88.5%. Net loss from continuing operations was $1,234,535 or (13.3)% of net sales for the nine months ended September 30, 2013 compared to $6,722,817 or (42.2)% of net sales for the nine months ended September 30, 2012, a decrease of 81.6%. Lower operating expenses was the key factor for the decrease in net loss from continuing operations during the three and nine months ended September 30, 2013 compared to 2012.

Net Loss from Discontinued Operations

Net loss from discontinued operations for the three months ended September 30, 2013 was $47,284 compared to $1,300,566 for September 30, 2012, a decrease of $1,253,282. Net loss from discontinued operations for the nine months ended September 30, 2013 was $200,720 compared to $5,614,307 for September 30, 2012, a decrease of $5,413,587. The decrease was due to Yiwu and Jinhua ceasing operations in the first nine months of 2013 when both companies were still operating and had net losses in the comparable period in 2012.

 Net Loss

Net loss was $380,597 for the three months ended September 30, 2013 compared to $4,201,071 for the three months ended September 30, 2012, a decrease of 90.9%. Net loss was $1,435,255 for the nine months ended September 30, 2013 compared to $12,337,124 for the nine months ended September 30, 2012, a decrease of 88.4%. The decrease in net loss was due to closing Sanhe, Joy & Harmony, Yiwu and Jinhua to avoid additional operating losses.

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

	Nine Months Ended
	September 30,
	2013	2012
RMB/$ exchange rate at period end	0.1630	0.1583
Average RMB/$ exchange rate for the periods	0.1609	0.1585

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated results of operations. As a result of the translation, Yosen recorded a foreign currency loss of $(1,533) in the three months ended September 30, 2013 compared to $12,750 in the comparable period in 2012. Yosen recorded a foreign currency gain of $21,677 in the nine months ended September 30, 2013 and $85,816 in 2012, which is a separate line item on the Statements of Operations and Comprehensive Loss.

Liquidity and Capital Resources

During the nine months ended September 30, 2013, cash has been mostly generated from financing activities. Operations and liquidity needs are funded primarily through cash flows from bank loans and equity financing. Cash and equivalents were $1,412,373 at September 30, 2013.

Our cash flows for the nine month periods are summarized as follows:

	Nine Months Ended
	September 30,
	2013	2012
Net cash used in operating activities	$(1,478,239)	$(6,193,119)
Net cash provided by investing activities	-	51,849
Net cash provided by financing activities	2,320,961	2,536,261
Effect of exchange rate change on cash and equivalents	113,156	34,638
Increase (decrease) in cash and equivalents	955,878	(3,570,371)
Cash and equivalents at beginning of period	456,495	5,778,280
Cash and equivalents at end of period	$1,412,373	$2,207,909

Operating Activities

Net cash used in operating activities was $1,478,239 for the nine months ended September 30, 2013 compared to $6,193,119 for the nine months ended September 30, 2012, a 68.1% decrease.  Net cash used in operating activities was mainly attributable to several factors, including (i) decrease in net loss of $10,901,869, (ii) decrease in accounts receivable of $807,878, (iii) decrease in inventory of $317,639, offset by the increase in advance to suppliers of $1,790,913, and the add back of stock compensation of $310,000.

	Nine Months Ended
	September 30,
			Percentage
	2013	2012	Change

Sales, Net	$9,300,204	$15,937,871	(41.6)%

Accounts receivable	$66,799	$863,800	(92.3)%

Accounts receivable decreased 92.3% in the first nine months of 2013 while sales decreased 41.6%. Accounts receivable as a percentage of sales decreased due to the Company generating more revenue from retail customers rather than wholesale in 2013. Management monitors and periodically assesses the collectability of accounts receivable to ensure the allowance for bad debts account is reasonably estimated. Collection of accounts receivable is based on the terms of legally binding documents. Our accounts receivable department has periodically reviewed the allowance for doubtful accounts. The bad debts allowance is based on the aging of receivables, credit history and credit quality of the customers, the term of the contracts as well as the balance outstanding. If an account receivable item is considered probable to be uncollectible, it will be charged to bad debts accordingly.

Cash and equivalents as of September 30, 2013 and December 31, 2012 were solely bank accounts in US and China. Specifically, cash and equivalents for each subsidiary as of September 30, 2013 and December 31, 2012 included:

			September 30,	December 31,
Name of Entities	Region	Currency	2013	2012
Yosen	US entity	USD	710	383,834
Zhejiang	Chinese entity	RMB	109,197	359,757
Yiwu	Chinese entity	RMB	8,514,564	52,663
Wang Da	Chinese entity	RMB	32,715	31,730
Jinhua	Chinese entity	RMB	2,000	2,388
Sanhe	Chinese entity	RMB	4,050	8,499

Cash equivalents held in the PRC subsidiaries are not freely transferrable outside the country. The amounts not freely transferable as of September 30, 2013 and December 31, 2012 were RMB8,662,526 ($1,411,662) and RMB456,711 ($72,661).

Capital Expenditures

We did not have any capital expenditures for the first nine months of 2013 and 2012.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures as of September 30, 2013, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal controls identified in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first nine months of 2013 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following financial statements from China 3C Group’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Operations and Comprehensive Loss (unaudited); (iii) the Consolidated Statements of Cash Flows (unaudited); and, (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOSEN GROUP, INC.

Date: November 18, 2013	By:	/s/ Zhenggang Wang
Name: Zhenggang Wang
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 18, 2013	By:	/s/ Weiping Wang
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

