Form 10-K
period 2013-12-31
Yosen Group, Inc.
filed 2014-04-11
CIK 1076784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The aggregate market value of the 13,287,356 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $4,384,327 as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $0.33 per share, as reported on the OTC Bulletin Board.

As of April 11, 2014, there were 23,542,527 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None.

YOSEN GROUP, INC.

Forward Looking Statements

 We have included and from time to time may make in our public filings, press releases or other public statements, certain statements, including, without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 “forward-looking statements”. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts nor guarantees or assurances of future performance and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. You are therefore cautioned not rely on these forward-looking statements.

Except as required by applicable law, including securities laws, we do not intend to update any of the forward-looking statements to conform to actual results.

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

In 2007 we began operating under a “store in store” business model. The “store in store” business model resulted in expanded marketing channels, thus, stimulated the growth of sales in 2007 and 2008. We used to operate “stores in stores” under the brand names Hangzhou Wang Da, Yiwu YongXin, Shanghai Joy & Harmony and Hangzhou Sanhe. However, starting in 2009, we had declining sales under the model due to increased competition from direct stores and large department stores and the impact of the economic slowdown. As a result, we closed Shanghai Joy & Harmony and Hangzhou Sanhe in 2011. During 2012, Yiwu YongXin ceased operations and Hangzhou Wang Da’s business was split between Hangzhou Wang Da and Zhejiang YongXin. Jinhua ceased operations during 2012 due to higher fuel cost and competition in the logistics market in China. As of December 31, 2013, we operated 28 “stores in stores”, under the brand names Hangzhou Wang Da and Zhejiang YongXin.

Under the stores in stores model, we distribute our products mainly via the so-called concessionaire agreements with larger department stores, supermarkets, large electronics retail stores, and other retailers. Under this model, companies such as Yosen own their own outlets within larger stores and in so doing assume responsibility for most financial and operational aspects of those outlets including capital cost, inventory, wages, product selections, pricing, and general management. Our retail partners are compensated via margin they earn on the products we sell. This model is similar to that employed by many department stores in the US. However, it is different from the model found at large electronics retailers like Best Buy and general retailers like Wal-Mart. We found that many investors are curious as to why the model in China differs from that in the US. We believe the main reasons are:

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

On January 6, 2014 the Company established a US based wholly-owned subsidiary, Yosen Trading Inc., a New York corporation (“Yosen Trading”), for the purpose of engaging primarily in international trade and wholesale business, initially with tile, kitchen cabinet, granite and marble products.

Organizational Structure

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

On December 21, 2005, Capital became a wholly owned subsidiary of Yosen through a merger with a wholly owned subsidiary of the Company (the “Merger Transaction”). Yosen acquired all of the issued and outstanding capital stock of Capital pursuant to a Merger Agreement dated at December 21, 2005 by and among Yosen, XY Acquisition Corporation, Capital and the shareholders of Capital (the “Merger Agreement”). Pursuant to the Merger Agreement, Capital became a wholly owned subsidiary of Yosen and, in exchange for the Capital shares, Yosen issued 7,million shares of its common stock to the shareholders of Capital, or 93% of the issued and outstanding capital stock of Yosen at the time and cash of $500,000.

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

We sell products mostly through retail stores, with a small percentage sold directly to distributors on a wholesale basis. We operate most of our retail operations through our “store in store” model. Under this model, the Company leases space in major department stores and retailers. Leasing costs can vary based on the percentage of sales, or can be fixed. In 2013 and 2012, all of our stores in stores leases were variable based on sales. Wang Da focuses on distributing domestic brands mobile phones and some brand name computers. Zhejiang focuses on distributing Samsung and Apple brand products.

Sanhe, Joy & Harmony and Letong ceased operations in 2011. Yiwu closed all its stores in stores locations in 2012. Jinhua ceased operation in October 2012 due to higher fuel cost and higher competition in the logistics market in China.

Our corporate structure as of December 31, 2013 was as follows:

ORGANIZATIONAL CHART

* These entities ceased operation as of December 31, 2011.

** These entities ceased operation as of December 31, 2012.

Our Business

Information about Our Segments

During 2013 and 2012, we only had one reportable segment in mobile phones through two business organizations (Wang Da and Zhejiang). Wang Da focuses on distributing domestic brands mobile phones and some brand name computers. Zhejiang focuses on distributing Samsung and Apple brand products. As a result, Zhejiang’s operations, together with Wang Da, are reported in the “Mobile Phones” segment.

Wang Da

Wang Da is an authorized sales agent focusing on the selling domestic brands cell phones, cell phone products and some brand name IT products (including notebook or laptop computers) in China. Wang Da mainly distributes its products through retail “stores in stores” located in major department stores throughout the “Huadong” region of China (consisting of the Chinese provinces of Zhejiang, Jiangsu and Anhui). Wang Da had 9 retail locations in 2013, contributing 10.7% of the Company’s revenue. Wang Da closed all its retail locations at the end of 2013 with some wholesale business still in operation.

The five largest suppliers and customers for Wang Da in 2013 were:

Top 5 suppliers	Top 5 customers
China PTAC Communication Services Co., Ltd (Hangzhou)	Lianhua Supermarket Holdings Co. Limited (Hangzhou)
China United Internet Communication Co., Ltd (Hangzhou)	Jiande Deyi Trade Co. Limited
Phone World Digital Chain Group Co., Ltd.,	Lianhua Supermarket Holdings Co. Limited Gongshu Shiji Lianhua Supermarket Co. Limited
Unicom VSENS Co., Ltd	Hangzhou Lianhua Fresh Supermarket Co. Limited
Shenzhen Tianyin Telecommunication Company Limited	Zhuji Pengcheng Electronics Co., Limited

The five largest suppliers contributed 100.0% of Wang Da’s purchases, four of which accounted for more than 10% representing 47.7%, 26.6%, 13.6% and 11.9%, respectively. The five largest customers contributed 92.8% of revenues of Wang Da in 2013. Two customers accounted for more than 10% of Wang Da’s sales representing 64.8% and 10.8%.

Wang Da has one single customer that contributed more than 50% of Wang Da’s sales in 2013. Losing that customer could have a material adverse effect on the Company’s business and operations. Wang Da did not spend a material amount of money on research and development (“R&D”) and did not have a significant backlog as of December 31, 2013.

The main competitors of Wang Da include Hangzhou Legend Technology Co., Ltd., Zhejiang Datang Digital Communication Co. Ltd., Lin’An Jinda Digital Electronics Co., Ltd., Hangzhou Zhongyi Communication Co., Ltd., Ningbo Hongtu Sanbao Technology Development Co., Ltd.

Zhejiang

Zhejiang focuses on selling Samsung and Apple brand products. Zhejiang had 28 retail locations in 2013.

The five largest suppliers and customers for Zhejiang in 2013 were:

Top 5 suppliers	Top 5 customers
China PTAC Communication Services Co., Ltd (Zhejiang)	Lianhua Supermarket Holdings Co. Limited
Tianyin Telecommunication Company Limited (Zhejiang)	Lianhua Supermarket Holdings Co. Limited Gongshu Shiji Lianhua Supermarket Co. Limited
Sichuang Changhong IT products Company Limited	Zhejiang Shiji Lianhua Supermarket Holdings Co. Limited (Jiangsu)
Zhejiang Wangyuda Trade Company Limited	Hangzhou Tiantian WuMart Group
ESC Technology (Shanghai ) Ltd	Huarun Vanguard Supermarket (Zhejiang) Company Limited

The five largest suppliers contributed 65.5% of the purchases, four of which accounted for more than 10%, representing 19.1%, 17.7%, 11.0% and 10.3%, respectively. The five largest customers contributed 73.1% of revenues of Zhejiang in 2013, four of which accounted for more than 10%, representing 23.3%, 15.9%, 12.4% and 12.3%, respectively.

Zhejiang has a diverse customer base and the loss of any single customer is not expected to have a material adverse affect on the Company’s business and operations. Zhejiang did not spend a material amount of money on R&D and did not have a significant backlog as of December 31, 2013.

The main competitors of Zhejiang include Ningbo Haishu Xunda Communications Equipment Co., Ltd, Hangzhou Jingjie Telecom Technology Co., Ltd, Phone World Digital Chain Group Co., Ltd., Zhejiang Gomei Electronics Group Co., Ltd and Hangzhou Tianxiang Telecom Equipment Co., Ltd.

Financial information about our segments is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 14, Segment Information, of the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Intellectual Property

We consider our logos important to our business.  We applied to register 10 logos with the State Administration of Industry and Commerce in China in 2007 and are currently awaiting their approval. We have one registered trademark.

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

Customers

Four customers accounted for 10% or more of our total revenue in 2013, representing 20.8%, 14.1%, 11.1% and 11.0% respectively. Therefore, the loss of any one of these four customers would have a material impact on our business.

Backlog

We do not have a material amount of backlog orders as of December 31, 2013.

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

Environmental Matters

We are subject to China’s National Environmental Protection Law, as well as a number of other national and local laws and regulations regulating air, water and noise pollution and setting pollutant discharge standards. We believe that all our operations are in material compliance with all applicable environmental laws. We did not incur any costs to comply with environmental laws in 2013 or 2012.

Employees

The Company currently has 122 employees, all of whom are full time located in China. Zhejiang has 110 employees, Yiwu 3 and Wang Da 9, all of whom are full-time.

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

If we are unable to successfully integrate the businesses we acquire, our ability to expand our product offerings and geographic reach may be significantly limited. To expand our product offerings and grow our customer base by reaching new customers through expanded geographic coverage, we may acquire businesses we believe are complementary to our growth strategy. Acquisitions involve numerous risks, including difficulties in the assimilation of acquired operations, loss of key personnel, distraction of management’s attention from other operational concerns, failure to maintain supplier relationships, inability to maintain goodwill of customers from acquired businesses, and the inability to meet projected financial results that supported how much was paid for the acquired businesses.

Our business will be harmed if we are unable to maintain our supplier alliance agreements. We have exclusive licensing/distribution agreements with key suppliers in a number of product categories in Eastern China, in particular Zhejiang and Jiangsu provinces and Shanghai City. Our business will be harmed if we are unable to maintain these agreements or are limited in our ability to gain access to additional agreements with suppliers with terms as favorable as our current agreements .

If we do not anticipate and respond to changing consumer preferences in a timely manner, our operating results could materially suffer. Our business depends, in part, on our ability to introduce successfully new products to consumers, the frequency of such introductions, the level of consumer acceptance, and the related impact on the demand for existing products. Failure to predict accurately constantly changing consumer tastes, preferences, spending patterns and other lifestyle decisions, or to address effectively consumer concerns, could have a material adverse effect on our revenue, results of operations and standing with our customers.

We have a material weakness in our internal control over financial reporting (“ICFR”), and if we fail to maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may be adversely affected. We and our independent registered public accounting firm, in connection with the audit of the consolidated financial statements for 2013, have identified the following material weaknesses in our internal control over financial reporting: the ability of the Company to record transactions and provide disclosures in accordance with accounting principles generally accepted in the United States (“US GAAP”).

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

Future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of further indebtedness, and increased amortization expense. Our growth model has in the past and may in the future involve acquisitions that may result in potentially dilutive issuances of equity securities or the incurrence of debt and unknown liabilities. Such acquisitions may result in significant write-offs and increased amortization expenses that could adversely affect our business and the results of our operations.

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

Rapid and substantial growth is important to our overall strategy, if we are unable to manage our growth profitably and effectively, we may incur unexpected expenses and be unable to meet our financial and customer obligations. For us to meet our financial objectives we need to expand our operations to achieve necessary market share. We cannot be certain that our IT infrastructure, financial controls, systems, and processes will be adequate to support our expansion. Our future results will depend on the ability of our officers and key employees to manage changing business conditions in administration, reporting, controls, and operations.

If we are unable to obtain additional financing for our future needs we may be unable to respond to competitive pressures and our business may be impaired. We cannot be certain that financing with favorable terms, or at all, will be available for us to pursue any future expansion initiatives. We may be unable to take advantage of favorable acquisitions or to respond to competitive pressures. This inability may harm our operations or financial results.

If we are forced to lower our prices to compete, our financial performance may be negatively impacted. We derive our sales from the resale of products. If we are forced to lower our prices due to added competition, inferior feature offerings, excess inventory, pressure for cash, declining economic climate, or any other reason, our business may suffer.

If we are unable to maintain existing supplier relationships or form new ones, our business and financial condition may suffer. We rely on our current and new suppliers to provide us access to competitive products for resale. If we are unable to gain access to suppliers with needed products on favorable terms our business may be negatively impacted.

If we incur litigation costs in excess of our existing insurance coverage, it could adversely affect our business and financial condition. We maintain third party insurance coverage against product liability risks. However, the potential liabilities associated with product liability claims could exceed the coverage provided by such insurance, adversely affecting our financial condition.

We depend on the continued services of our executive officers and the loss of key personnel could affect our ability to successfully operate our business. We are highly dependent upon the services of our senior management team, particularly Zhenggang Wang, our Chairman and Chief Executive Officer and Weiping Wang, our Chief Financial Officer. The loss of any of our key executives could have a material adverse effect upon our operating results. We may not be able to hire and retain suitable replacements for our executives if their services were lost. We do not maintain key man life insurance on any of these individuals.

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

Our common stock is subject to the "penny stock" rules of the SEC. The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because we do not intend to pay cash dividends on our common stock, stockholders will not be able to receive a return on their shares unless they sell them.. Although the Company’s two operating subsidiaries in China paid $525 in dividends during 2005, we have no current plans for declaring or paying dividends in the foreseeable future. We intend to retain earnings, if any, to provide funds for the development of our business.  Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them at a price higher than that which they initially paid for such shares. Also, as described in the risk factor entitled “Due to various restrictions under PRC laws on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our stockholders” above, the laws of the PRC may prohibit or restrict us from paying dividends,

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company does not own any real estate properties and leases the following:

Yiwu

1.	Yiwu’s headquarters consisting of office space located in Yiwu, Zhejiang province, China, under a one year lease agreement which expires in August 2014.

2.	Yiwu’s staff dormitory, located in Yiwu, Zhejiang province, China, under a one year lease agreement which expires in August 2014.

Zhejiang

1.	Zhejiang’s headquarters consisting of office space located in Hangzhou, Zhejiang province, China, under a three-year lease which expires in August 2014.

2.	Zhejiang’s parking space consisting of four parking spaces located in Hangzhou, Zhejiang province, China, under a three-year lease which expires in August 2014.

3.	Zhejiang’s second office located in Hangzhou, Zhejiang province, China, under a one-year lease which expires in October 2014.

Wang Da

1.	Wang Da’s headquarters consisting of office space located in Hangzhou, Zhejiang province, China, under a three-year lease which expires August 2014.

The Company believes its leased spaces are adequate and suitable to maintain and develop its business operations.

ITEM 3. LEGAL PROCEEDINGS

Neither we nor our subsidiaries are party to any material pending legal proceedings, and neither our property nor our subsidiaries’ property is not the subject of any material pending legal proceedings. None of our directors, officers, affiliates or holders of 5% or more of our common stock, or any associate or any such person, is currently a party adverse to us or our subsidiaries.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

Part II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTCBB under the symbol “YOSN.OB.” The following table sets forth the quarterly high and low closing bids of our common stock as quoted on the OTCBB during 2012 and 2013.

	Low Bid*	High Bid*
2012
Quarter ended March 31	$0.20	$0.40
Quarter ended June 30	$0.20	$0.35
Quarter ended September 30	$0.20	$1.10
Quarter ended December 31	$0.20	$0.60

2013
Quarter ended March 31	$0.21	$1.01
Quarter ended June 30	$0.13	$0.40
Quarter ended September 30	$0.01	$0.33
Quarter ended December 31	$0.16	$0.45

*	The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The quotations were adjusted for the Company’s 1-for-5 reverse stock split.

Stockholders

As of the close of business on April 11, 2014, there were 98 holders of record of the Company’s common stock.

Dividends

The Company did not pay any dividends during 2012 and 2013. The Company has no current plans to declare cash dividends on its common stock in the future. If the Company ever determines to pay a dividend, it may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency from the PRC for the payment of such dividends from the profits of its operating subsidiaries in China.

Securities Authorized For Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following is a summary of all of our equity compensation plans as of December 31, 2013:

Plan Category	Number of securities issued upon exercise of outstanding options, warrants and rights	Number of restricted shares issued		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)
	(a)	(b)		(c)	(d)
Equity Compensation Plans Approved by Shareholders	-	7,600,000	(1)	$-	-
Equity Compensation Plans Not Approved by Shareholders	-	-		$-	-

(1)	Represents 4,100,000 shares issued under the 2011 Plan and 3,500,000 shares issued under the 2012 Plan to employees and consultants of the Company.

On March 3, 2011, the Company’s BOD adopted the Yosen Group 2011 Restricted Stock Plan (the “2011 Plan”).  The 2011 Plan provides for the granting of restricted stock awards to employees, directors and consultants of the Company and the employees, directors and consultants of the Company’s affiliates. Under the 2011 Plan, 600,000 shares of the Company’s common stock were initially available for issuance for awards.  The 2011 Plan shall continue in effect, unless sooner terminated, or until the tenth anniversary of the date on which it is adopted by the Board is reached. On May 17, 2012, the Company amended the 2011 Plan to increase the number of shares of common stock available for issuance to 4,100,000. Effective May 17, 2012, the Company granted 3,500,000 shares of restricted common stock to the Company’s Chief Executive Officer pursuant to the terms of his employment agreement. The shares shall vest over three years with 1,166,666 vesting on the first anniversary of the grant date, 1,166,666 on the second and 1,166,667 on the third. As of December 31, 2013, all shares available for issuance under the 2011 Plan were issued.

On July 19, 2012, the BOD adopted the Yosen Group, Inc. 2012 Omnibus Securities and Incentive Plan (the “2012 Plan”).  The 2012 Plan provides for granting of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant.  Under the 2012 Plan, 3,500,000 shares of the Company’s common stock are available for issuance for awards.  Each award shall remain exercisable for a term of 10 years from the date of its grant. The price at which a share of common stock may be purchased upon exercise of an option shall not be less than the closing sales price of the common stock on the date such option is granted.  As of December 31, 2013, all shares available for issuance under the 2012 Plan were issued.

Repurchase of Securities

We did not repurchase any of shares of our common stock during 2013 and 2012.

Recent Sales of Unregistered Securities

Other than described below, there were no sales of unregistered securities during 2013, the period covered by this Annual Report, which were not previously reported on a Quarterly Report on Form 10-Q or Current Report on Form 8-K filed with the SEC.

On August 23, 2013, the Company consummated the sale of 2,000,000 Units to two investors with each Unit consisting of: (i) one share of common stock, $0.001 par value per share (the "Common Stock"), of the Company and (ii) a three-year warrant to purchase one share of Common Stock of the Company at an exercise price of $0.25 per share, for an aggregate total purchase price of $500,000.

On December 30, 2013, the Company issued an aggregate of 2,760,000 shares of common stock to two consultants as compensation for services provided to the Company. Neither of such issuances involved any underwriters, underwriting discounts or commissions, or any public offering and we believe were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, the audited consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; and other risks be detailed from time to time in our filings with the SEC.

Because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.

Results of Operations

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

Reportable Operating Segments

In 2011, Sanhe closed all its 210 stores in stores, Joy & Harmony closed all its 196 stores in stores, and Letong closed its direct retail and franchise operations. In 2012, Yiwu closed all its 178 stores in stores and Jinhua closed its logistics operations. As such, Sanhe, Joy & Harmony, Letong, Yiwu and Jinhua were reported as discontinued operations in the financial statements.

The Company reports financial and operating information in continuing operations only in the mobile phones segment through Wang Da and Zhejiang:

Wang Da

Wang Da focuses on distributing domestic brands mobile phones.

	Year Ended December 31,		Percentage
Wang Da	2013	2012	Change
Revenue	$1,373,752	$17,190,387	(92.0)%
Gross Profit (Loss)	(1,122,742)	762,333	(247.3)%
Profit Margin	(81.7)%	4.4%	(86.2)%
Operating (Loss)	(208,741)	(6,082,590)	(96.6)%

For 2013, Wang Da generated revenue of $1,373,752, a decrease of $15,816,635 or 92.0% compared to $17,190,387 for 2012. Gross profit decreased $1,885,075 or 247.3% from $762,333 for 2012 to $(1,122,742) for 2013. The decrease in revenue was primarily due to closing of Wang Da’s retail stores. The decrease in revenue was also a result of splitting part of the mobile business to Zhejiang. Operating losses was $208,741 in 2013, decreased $5,873,849 or 96.6% compared to $6,082,590 in 2012. Operating losses as a percentage of sales decreased from 35.4% in 2012 to 15.2% in 2013, primarily as a result of closing retail stores to cut losses in 2013.

Profit margin decreased from 4.4% in 2012 to (81.7)% in 2013. The decrease in profit margin was primarily due to adjustment for remaining inventory which resulted in an increase in cost of goods sold and a decrease in gross profit of $853,478. The decrease in profit margin was also a result of lower profit margin on cell phone products.

Zhejiang

Zhejiang focuses on distribution of Samsung and Apple brand mobile phone products.

	Year Ended December 31,		Percentage
Zhejiang	2013	2012	Change
Revenue	$11,414,126	$4,306,736	165.0%
Gross Profit	338,645	142,576	137.5%
Profit Margin	3.0%	3.3%	(0.3)%
Operating (Loss)	(1,679,534)	(1,133,496)	(48.2)%

For 2013, Zhejiang generated revenue of $11,414,126, an increase of $7,107,390 or 165.0% compared to $17,190,387 for 2012. Gross profit increased $196,069 or 137.5% from $142,576 for 2012 to $338,645 for 2013. The increase in revenue was a result of Wang Da splitting part of the mobile business to Zhejiang. Operating losses was $1,679,534 in 2013, increased $546,038 or 48.2% compared to $1,133,496 in 2012. Operating losses as a percentage of sales decreased from 26.3% in 2012 to 14.7% in 2013. The increase in operating losses was primarily due to increase in staff cost and new stores opening cost.

Profit margin was 3.0% in 2013, remained relatively stable compared to 3.3% in 2012.

Total Company Net Sales

Net sales for 2013 totaled $12,787,878, a year-over-year decrease of $8,709,246 or 40.5% compared to $21,497,124 for 2012. The decrease was primarily due to the Company’s reorganization and refocusing its product mix. The decrease is also attributable to the increased competition in the cell phone products market in China.

Percentage of Sales

In 2013, the Company earned 92.2% of its sales from its retail and 7.8% from its wholesale operations compared to 92.9% from retail and 7.1% from wholesale in 2012.

Percentage of sales from retail and wholesale operations for each segment is as follows in 2013:

	Wang Da	Zhejiang	Total
Retail	85.6%	98.8%	92.2%
Wholesale	14.4%	1.2%	7.8%

Percentage of sales from retail and wholesale operations for each segment is as follows in 2012:

	Wang Da	Zhejiang	Total
Retail	87.9%	98.0%	92.9%
Wholesale	12.1%	2.0%	7.1%

Cost of Sales

Cost of sales (“COS”) for 2013 totaled $12,630,598, or 98.8% of sales compared to $20,592,214, or 95.8% of for 2012. The decrease in the COS was a result of the decrease in sales. The COS as a percentage increased during 2013 primarily due to an adjustment of $853,478 made at the end of 2013 to remaining inventory.

Top Ten Suppliers of Each of Our Subsidiaries in 2013

	Wang Da	Zhejiang
1	China PTAC Communication Services Co., Ltd (Hangzhou)	China PTAC Communication Services Co., Ltd (Zhejiang)
2	China United Internet Communication Co., Ltd (Hangzhou)	Tianyin Telecommunication Company Limited (Zhejiang)
3	Phone World Digital Chain Group Co., Ltd.,	Sichuang ChanghongIT products Company Limited
4	Unicom VSENS Co., Ltd	Zhejiang Wangyuda Trade Company Limited
5	Shenzhen Tianyin Telecommunication Company Limited	ESC Technology (Shanghai ) Ltd
6	Shenzhen Aisidi Company Limited	Hangzhou Dingfeng Digital Telecommunication Company Limited
7	China United Internet Communication Co., Ltd (Ningbo Yinzhou)	Beijing Jinke Xin’an Technology Company Ltd
8	N/A	Hangzhou Zhisheng Digital Technology Company Ltd
9	N/A	Shenzhen Aisidi Company Limited
10	N/A	Marketing 133

Profit Margin

Profit margin in 2013 decreased to 1.2% compared to 4.2% in 2012. The profit margin decrease was mainly due to an adjustment of $853,478 made at the end of 2013 to remaining inventory, which resulted in an increase in COS and a decrease in gross profit.

Because the Company does not include the costs for its distribution network in COS, its gross profit and profit margin as a percentage of net sales (“profit margin”) may not be comparable to those of other retailers that may include distribution costs in cost of sales and in gross profit and profit margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2013 totaled $3,630,578, or 28.4% of net sales, compared to $10,158,291, or 47.3% for 2012. General and administrative expense decreased as a percentage of sales, primarily due to Wang Da closing its retail stores to cut expenses.

Loss from Continuing Operations

Operating loss for 2013 was $3,473,298 or (27.2)% of net sales compared to $9,253,381 or (43.0)% for 2012. Lower general and administrative expenses contributed to the decrease in loss from operations.

Provision for Income Taxes

Provision for income taxes for 2013 and 2012 were $0 due to losses incurred by both Wang Da and Zhejiang.

Net Loss from Continuing Operations

Net loss from continuing operations for 2013 was $3,441,949 or (26.9)% of net sales compared to $9,213,515 or (42.9)% for 2012. Lower general and administrative expenses contributed to the decrease in loss from operations.

Net Loss from Discontinued Operations

Net loss from discontinued operations for 2013 was $184,739 compared to $6,653,484 for 2012, a decrease of $6,468,745. The decrease in net loss from discontinued operations was due to Yiwu and Jinhua having net losses in 2012 but not operating in 2013.

Net Loss

Net loss for 2013 was $3,626,688 compared to $15,866,999 for 2012, a decrease of $12,240,311. The decrease in net loss was primarily due to Yiwu and Jinhua having net losses in 2012 and not operating in 2013. Wang Da closed stores to cut operating losses also contributed to the decrease in total net loss of the Company.

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

	2013	2012
RMB/$ exchange rate at year end	0.1637	0.1591
Average RMB/$ exchange rate for the years	0.1615	0.1589

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated results of operations. As a result of the translation, Yosen recorded a foreign currency gain of $7,768 in 2013 and $131,905 in 2012, which is a separate line item on the Statements of Operations and Comprehensive Loss.

Retail locations

The following table reflects a roll forward during 2012 and 2013 of our retail locations (i.e., number of stores opened, number of stores closed and number of stores open at year-end). “Store in store” refers to the sales counters where the Company’s products are displayed for sale within large-scale supermarkets, department stores and other sites. At present, all of our “stores in stores” are in Zhejiang province.

(Number of Locations)	Wang Da	Yiwu	Zhejiang	Total
Locations at January 1, 2012	153	178	-	-
Opened during 2012	8	-	37	45
Closed during 2012	(154)	(178)	(3)	(335)
Locations at December 31, 2012	7	-	34	41

Opened during 2013	2	-	8	10
Closed during 2013	(9)	-	(14)	(23)
Locations at December 31, 2013	-	-	28	28

The following table reflects the square footage of each store space during 2012 and 2013.

(In Square Foot)	Wang Da	Yiwu	Zhejiang	Total
Area at January 1, 2012	21,383	27,442	-	48,825
Opened during 2012	5,160	-	19,410	24,570
Closed during 2012	(23,603)	(27,442)	(1,350)	(52,395)
Area at December 31, 2012	2,940	-	18,060	21,000

Opened during 2013	254	-	4,838	5,092
Closed during 2013	(3,194)	-	(7,436)	(10,630)
Area at December 31, 2013	-	-	15,462	15,462

The following table reflects net sales per square foot for 2012 and 2013.

	Wang Da	Zhejiang	Average
2012	$5,847	$248	$3,048
2013	626	4,216	2,421

The following table reflects the amount of comparable or same store sales for each period (i.e., the change in sales from stores that were open for each year presented).  A “comparable store” is defined as the same “store in store,” for which sales of that “store in store” is compared in the same month or same quarter of different years, such as the comparison of the sales occurring during March 2011 and March 2012 in the same “store in store.”

	Wang Da	Zhejiang	Average
2012	$5,219	$6,251	$5,735
2013	2,194	4,077	3,136

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

Cash and equivalents were $1,426,018 at December 31, 2013 and current assets totaled $3,927,806. The Company’s current liabilities were $5,264,878 at December 31, 2013. Working capital deficiency at December 31, 2013 was $(1,337,072). During 2013, net cash used in operating activities was $962,511.

Cash and equivalents were $456,495 at December 31, 2012 and current assets totaled $4,738,249. The Company’s current liabilities were $4,820,284 at December 31, 2012. Working capital deficit at December 31, 2012 was $(82,035). During 2012, net cash used in operating activities was $8,015,081.

The Company had short-term loans of $2,618,487 and $2,545,541, respectively as of December 31, 2013 and 2012. The Company had long-term loan of $490,966 and $0, respectively as of December 31, 2013 and 2012.

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

In summary, our cash flows were:

	Year Ended December 31,
	2013	2012
Net cash used in operating activities	$(962,511)	$(8,015,081)
Net cash provided by investing activities	-	143,244
Net cash provided by financing activities	1,857,686	2,545,541
Effect of exchange rate change on cash and equivalents	74,348	4,511
Net increase (decrease) in cash and equivalents	969,521	(5,321,785)
Cash and equivalents at beginning of year	456,495	5,778,280
Cash and equivalents at end of year	$1,426,018	$456,495

Operating Activities

Net cash used in operating activities was $962,511 in 2013 compared to $8,015,081 in 2012. This decrease was mainly attributable to (i) a decrease in net losses of $12,240,312 from $(15,867,000) in 2012 to $(3,626,688) in 2013, (ii) decrease in accounts receivable of $665,568, decrease in inventory of $529,964, offset by the decrease in accounts payable and accrued expenses of $574,465 in 2013, adding back the non-cash item, stock compensation expense of $1,241,333.

Investing Activities

	2013	2012
Net cash used in investing activities	$-	$143,244

Net cash used in investing activities in 2013 was $0. Net cash used in investing activities in 2012 was $143,244, which included proceeds from disposal of property and equipment of $146,905 and purchase of equipment of $3,661.

Financing Activities

The Company had short-term loans of $2,618,487 and $2,545,541, respectively as of December 31, 2013 and 2012. The Company had long-term loan of $490,966 as of December 31, 2013.

	2013	2012
Net cash provided by financing activities	$1,857,686	$2,545,541

Net Decrease in Cash and Equivalents

	2013	2012
Net increase (decrease) in cash and equivalents	$969,523	$(5,321,785)

Cash and Equivalents

	2013	2012
Cash and equivalents	$1,426,018	$456,495

Cash and equivalents as of December 31, 2013 and 2012 were solely bank accounts in the US and China. Specifically, cash and equivalents for each subsidiary as of December 31, 2013 and 2012 included:

Name of Entity	Region	Currency	2013	2012
Yosen Group	US entity	USD	135	383,834
Capital	BVI entity	USD	-	-
Zhejiang	Chinese entity	RMB	167,678	359,757
Yiwu	Chinese entity	RMB	8,526,143	52,663
Sanhe	Chinese entity	RMB	743	8,499
Wang Da	Chinese entity	RMB	17,694	31,730
Joy & Harmony	Chinese entity	RMB	-	1,674
Jinhua	Chinese entity	RMB	458	2,388

Cash equivalents held in the PRC subsidiaries are not freely transferrable outside the country. The amounts not freely transferable as of December 31, 2013 and 2012 were RMB8,712,716 ($1,425,883) and RMB456,711 ($72,661), respectively.

Capital Expenditures

Capital expenditures for purchase of fixed assets during 2013 and 2012 were $0 and $3,661, respectively.

Working Capital Requirements

We have funded our business operations through cash generated from operations and short-term loans. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. We believe our currently available working capital, primarily cash from operations, may not be adequate to execute our business operations. This would likely require us to obtain additional funds from equity or debt markets. We currently have no commitments from any financing sources. There is no assurance we will be able to raise any funds on terms favorable to us, or at all. In the event we issue shares of equity or convertible securities, the shares held by our existing stockholders would be diluted. Future expansion will be limited by the availability of financing products and raising capital.

Going Concern

As discussed in Note 2 to the financial statements, The Company realized net loss of $3,626,688 and $15,866,999 for 2013 and 2012, respectively. The Company had accumulated deficit of $47,124,250 as of December 31, 2013. In addition, the Company’s cash position substantially deteriorated from 2010. These issues raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

Revenue Recognition

Our revenues are generated from sales of consumer electronics products. All of our revenue transactions contain standard business terms and conditions. We determine the appropriate accounting for these transactions after considering (1) whether a contract exists; (2) when to recognize revenue on the deliverables; (3) whether all elements of the contract have been fulfilled and delivered; and (4) whether collection is reasonably assured, which inherently requires us to evaluate the creditworthiness of our customers. Changes in judgments on these assumptions and estimates could materially impact the timing or amount of revenue recognition.

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

Recent Accounting Pronouncements

In July 2012, FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350), “Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. ASU 2012-02 allows an entity the option of first performing a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The adoption of ASU 2012-02 did not have a material impact on the Company’s consolidated financial statements.

The FASB has issued ASU No. 2013-04, Liabilities (Topic 405), “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in US GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): “Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force)”. ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current US GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2013, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2013, the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal controls identified below.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our ICFR based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, and due to the material weakness described below, management concluded that our ICFR was not effective as of December 31, 2013.

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

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of our executive officers and directors.

Name	Age	Position
Zhenggang Wang	45	Chief Executive Officer and Chairman of the Board
Weiping Wang	47	Chief Financial Officer
Xinchuan Kong	39	President
Chenghua Zhu	38	Director
Mingjun Zhu	45	Director
Rongjin Weng	50	Director
Wei Kang Gu	68	Director

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

Weiping Wang, Chief Financial Officer

Mr. Weiping Wang has been the Company’s Chief Financial Officer since June 21, 2011. Mr. Weiping Wang joined the Company in January 2010 and served as Assistant General Manager of Zhejiang Yongxin Technology Limited, a subsidiary of the Company. Before joining the Company, Mr. Wang served as Deputy General Manager in Shaanxi Aokai Food Co., Ltd, a food producer from 2005 to 2009, where his responsibilities included overseeing customer relations and supporting the General Manager with management of day-to-day operations. In 2004, Mr. Wang worked as a sales manager for Jinhua Aokai Trade Co. Ltd. From 1986 until 2003, Mr. Wang worked as a regional sales manager for Zhejiang Mifeng Group Co., Ltd. Mr. Wang received his Bachelor’s Degree in Business Administration from Zhejiang University, China.

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

Chenghua Zhu, Director

Ms. Zhu has been a director of the Company since June 2006.  Ms. Zhu has been a senior project manager of Shanghai Shengzhang, a certified public accounting firm since 2004. Prior thereto, she was project manager at Shanghai Jiarui and Hubei Dahua, two certified public accounting firms in China.  Ms. Zhu does not hold any other directorships with reporting companies in the United States.

Mingjun Zhu, Director

Mr. Zhu has been a director of the Company since June 2006. Mr. Zhu has been General Manager of Zhejiang Mingda, a certified public accounting firm, since 2006. Mr. Zhu was General Manager of Zhejiang Mingda Management Consulting Company from 2004 to 2006. From 1993 to 2004, he was Deputy Director of Yiwu Zhicheng, a certified public accounting firm.  Mr. Zhu does not hold any other directorships with reporting companies in the United States.

Rongjin Weng, Director

Mr. Weng has been a director of the Company since December 2005.  Mr. Weng has been Chairman of Langsha Group, a large sock manufacturer in China, since 1995. Mr. Weng established Langsha Knitting Company Limited in 1995, and has served as its chairman and chief executive officer since that time. Mr. Weng holds a MBA from Shanghai Jiao Tong University. Mr. Weng does not hold any other directorships with reporting companies in the United States.

Wei Kang Gu, Director

Mr. Gu has been a director of the Company since December 2005. Mr. Gu has been a Professor of Electronic Engineering at Zhejiang University, a major research university comprised of 22 colleges, since 1999. Mr. Gu also serves on the Board of Bird Ningbo Company, a Chinese manufacturer of mobile phones. Mr. Gu also serves as Vice Chairman of Zhejiang Electronic Association. Mr. Gu received a bachelors’ degree from Zhejiang University.  Mr. Gu does not hold any other directorships with reporting companies in the United States.

Term

Each director serves for a one-year term after which they may stand for re-election at the Company’s annual meeting of stockholders. Each of our directors serves until his resignation or removal. Our officers serve at the pleasure of our BOD.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

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

The Nominating and Corporate Governance Committee and the Board believe that the leadership skills and other experiences of its Board members, as described below, provide the Company with a range of perspectives and judgment necessary to guide our strategies and monitor their execution and led to the decision to appoint them to the Board.

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

Rongjin Weng: Mr. Weng as Chairman of Langsha Group, brings leadership and management expertise to the Board.

Wei Kang Gu: Mr. Gu had previously served as a director to a Chinese electronic company. He is also Vice Chairman of Zhejiang Electronic Association, which provides the Board with industry expertise.

Board Practices

Our business and affairs are managed under the direction of our BOD. The primary responsibilities of our BOD are to provide oversight, strategic guidance, counseling and direction to our management. It is our current expectation that the BOD will meet regularly on a quarterly basis and additionally as required.

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

Board Committees and Designated Directors

The BOD has a Compensation Committee, a Nominating and Corporate Governance Committee and an Audit Committee.  Our BOD has determined that Chenghua Zhu, Mingjun Zhu, Rongjin Weng and Wei Kang Gu, are “independent” under the current independence standards of NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) under the US Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our BOD has also determined that these persons have no material relationships with us — either directly or as a partner, stockholder or officer of any entity — which could be inconsistent with a finding of their independence as members of our BOD.

Audit Committee

The Company’s Audit Committee consists of Mingjun Zhu, Chairman and members Rongjin Weng and Chenghua Zhu. All such audit committee members are considered “independent” under the current independence standards of NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Exchange Act as determined by the BOD.  The BOD has determined that we have at least one audit committee financial expert, as defined in the Exchange Act, serving on our audit committee. Mingun Zhu is the “audit committee financial expert”.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company to file reports of ownership and changes in ownership with the SEC. Such persons also are required to furnish our company with copies of all Section 16(a) forms they file. Based solely on our review of copies of such forms received by us, we believe that during 2013, the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We adopted a corporate code of ethics that establishes the standards of ethical conduct applicable to our officers, directors and employees, including our principal executive officer and our principal financial and accounting officer and persons performing similar functions. The Code of Business Conduct and Ethics is filed as Exhibit 14 to our Annual Report on Form 10-K. A written copy of the Code of Business Conduct and Ethics will be provided upon request at no charge by writing to our Chief Financial Officer, Yosen Group, Inc., 368 HuShu Nan Road, HangZhou City, Zhejiang Province, China 310014.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation paid by us in 2013 and 2012 to our Chief Executive Officer (the “named executive officer”. Our Chief Executive Officer was the only executive officer who received total compensation greater than $100,000 in 2013.

SUMMARY COMPENSATION TABLE

Name and
Principal				Stock		Option
Position	Year	Salary	Bonus	Awards		Awards	Total
Zhenggang Wang, CEO	2013	$30,805	$-	$350,000	(1)	$-	$380,805
	2012	43,050	-	218,750	(1)	-	261,800

(1)	Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to ASC 718. The stock value was calculated based on the closing price of $ 0.3 per share on the date of grant.

Employment Agreements

On May 17, 2012, we entered into an employment agreement with Zhenggang Wang, to serve as our Chief Executive Officer and Chairman. The term of the Employment Agreement shall continue for a period of 36 months until May 17, 2015 unless earlier terminated as set forth in the employment agreement, and thereafter on a month to month basis unless and until terminated upon no less than 30 days prior written notice by either us or Mr. Wang.

Pursuant to the terms of the employment agreement, we will pay Mr. Wang as compensation a base salary in cash of (i) $40,000 per annum for the year beginning on May 17, 2012 (the “Effective Date”) and ending on the first anniversary of the Effective Date, (ii) $20,000 per annum for the year beginning on the first anniversary of the Effective Date and ending on the second anniversary of the Effective Date and (iii) $20,000 per annum for the year beginning on the second anniversary of the Effective Date and ending on the third anniversary of the Effective Date . In addition, we granted 3,500,000 shares of restricted common stock to Mr. Wang. The shares shall vest over three years with 1,1666,666 vesting on the first anniversary of the grant date. 1,1666,666 on the second and 1,1666,667 on the third, in each case, subject to Mr. Wang continuing to serve the Company as the Chief Executive Officer on such applicable vesting date.

Pursuant to the terms of Mr. Wang’s Employment Agreement, if Mr. Wang’s employment is terminated by us without cause (as defined in the employment agreement), then we shall pay Mr. Wang in lieu of other damages, an amount equal to his then current base salary payable in installments at the same time the Company pays salary to its other senior executive employees for a period of one year, provided Mr. Wang complies with all confidentiality, non-solicitation and non-compete provisions set forth in the employment agreement. In addition, upon any termination of Mr. Wang’s employment by us without cause (i) any shares of restricted stock granted to Mr. Wang pursuant to his employment agreement and not vested at the time of termination but that are scheduled to vest within one year of the termination date shall immediately vest and (ii) we shall maintain during the one year period following his termination all employee benefit plans and programs which Mr. Wang participated in immediately prior to such termination.

We do not have employment agreements with any other of our executive officers.

Outstanding Equity Awards At Year-End

There were no outstanding unexercised options, unvested stock or other equity incentive plan awards held by the named executive officer as of December 31, 2013.

Pension Benefits

We do not have any pension benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

Potential Payments Upon Termination or Change in Control

See “Employment Agreements” above for a description of potential payments to Mr. Wang upon termination.

Compensation of Directors

The following table summarizes compensation that our directors earned during 2013 for services as members of the Company’s Board:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Xinchuan Kong (2)	$5,443	-	-	-	-	-	$5,443
Wei Kang Gu	-	-	-	-	-	-	-
Chenghua Zhu	-	-	-	-	-	-	-
Mingjun Zhu	-	-	-	-	-	-	-
Rongjin Weng	-	-	-	-	-	-	-
Total	$5,443	-	-	-	-	-	$5,443

(1) Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to ASC 718.

(2) Xinchuan Kong serves as our President.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of April 11, 2014, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our directors and our named executive officer and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o Yosen Group, Inc., 368 HuShu Nan Road, Hang Zhou City, Zhejiang Province, China 310014.

The percentages below are calculated based on 23,542,527 shares of common stock issued and outstanding on April 11, 2014:

	Amount of	Percentage of
Name of Beneficial Owner	Beneficial Ownership	Beneficial Ownership
Zhenggang Wang	5,445,000	23.1%
Wei Kang Gu	-	-
Chenghua Zhu	-	-
Mingjun Zhu	-	-
Rongjin Weng	-	-
All directors and executive officers as a group (7 persons)	5,495,000	23.3%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

None.

Director Independence

The BOD has determined that each of our directors, except Zhenggang Wang, is an “independent director” as defined in the Marketplace Rules of the Nasdaq Stock Market (“NASDAQ”).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On January 5, 2009, the Company, on the recommendation of the Audit Committee of its BOD, engaged Goldman Kurland and Mohidin LLP (“GKM”) as its independent registered public accounting firm.

The following represents fees for professional audit services rendered by GKM for 2013 and 2012.

Audit Fees

The aggregate fees billed by our current auditors, GKM, for professional services rendered for the audit of our annual financial statements for 2013 and 2012 was $100,448 and $188,000, respectively.

Audit Related Fees

We incurred no audit related fees to GKM during 2013 and 2012.

Tax Fees

GKM did not render any services for tax compliance, tax advice and tax planning during the years ended December 31, 2013 and 2012.

All Other Fees

GKM did not bill us any additional fees that are not disclosed under audit fees, audit related fees or tax fees during 2013 and 2012.

Audit Committee Pre-Approval Process, Policies and Procedures

The Audit Committee has adopted pre-approval policies for all services, including both audit and non-audit services, provided by our independent auditors.  For audit services, each year the independent auditor provides the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Audit Committee before the audit process commences.  The independent auditor also submits an audit services fee proposal, which also must be approved by the Audit Committee before the audit process commences.  The audit, tax, and all other fees and services described above were pre-approved for 2013 and 2012.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           (b)           The exhibits listed on the Exhibit Index are filed as part of this Annual Report.

EXHIBIT INDEX

Exhibit No	Document Description
3.1	Amended and Restated Articles of Incorporation of the Registrant (24)
3.2	By-laws of the Registrant (1)
4.1	Yosen Group Amended 2005 Equity Incentive Plan (2)
4.2	Yosen Group 2011 Restricted Stock Plan (19)
4.3	Amendment to the Company’s 2011 Restricted Stock Plan (20)
4.4	The Company’s 2012 Omnibus Securities and Incentive Plan (22)
10.1	Stock Purchase Agreement, dated as of October 17, 2005, by and among Sun Oil & Gas, Inc., EH&P Investments, John D. Swain, Fred Holcapek, PH Holding Group, Ma Cheng Ji, Zhou Wei, Zeng Xiu Lan, Gu Xiao Dong, Jacksonville Management Limited, Colin Wilson, Alliance Capital Management, Inc., Hanzhong Fang and China US Bridge Capital, Limited (3)
10.2	Consulting Services Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang YongXin Digital Technology Company Limited (4)
10.3	Operating Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang YongXin Digital Technology Company Limited (4)
10.4	Proxy and Voting Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang YongXin Digital Technology Company Limited (4)
10.5	Option Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang YongXin Digital Technology Company Limited (4)
10.6	Equity Pledge Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang YongXin Digital Technology Company Limited (4)
10.7	Subscription Agreement, dated as of December 20, 2005, between the Registrant and Huiqi Xu. (5)
10.8	Consulting Agreement, dated as of December 20, 2005, among the Registrant, Wen-An Chen and Huoqing Yang. (5)
10.9	Guarantee Contract between the Registrant and Shenzhen Shiji Ruicheng Guaranty and Investment Company Limited, dated as of December 21, 2005. (6)
10.10	Agreement and Plan of Merger, dated as of December 21, 2005, among the Registrant, YX Acquisition Corporation, Capital Future Development Limited, Zhenggang Wang, Yimin Zhang, Weiyi Lv, Xiaochun Wang, Zhongsheng Bao, Simple (Hongkong) Investment & Management Company Limited, First Capital Limited, Shenzhen Dingyi Investment & Consulting Limited and China US Bridge Capital Limited. (6)
10.11	Form of Promissory Note dated December 21, 2005. (6)
10.12	Share Exchange Agreement, dated as of November 28, 2006, among Yosen Group, Capital Future Development Limited (“Capital”), Shanghai Joy & Harmony Electronics Company Limited, and the shareholders of Capital. (7)
10.13	Form of Securities Purchase Agreement, dated July 13, 2007, by and among the Registrant and certain subscribers (8)
10.14	Letter of Intent for Strategic Partnership, dated November 22, 2007, between the Registrant’s subsidiary Zhejiang Yongxin Technology Limited and Hangzhou Xituo Network Technology Company (9)
10.15	Consignment Agreement, dated January 2, 2008, between the Registrant’s subsidiary Hangzhou Shan He Electric Company Limited and Hangzhou Lotour Digital Products Business Company Limited (10)
10.16	Consignment Agreement, dated January 3, 2008, between the Registrant’s subsidiary Hangzhou Wang Da Electric Company Limited and Hangzhou Lotour Digital Products Business Company Limited (10)
10.17	Acquisition Agreement dated December 19, 2008 by and among Zhejiang YongXin Digital Technology Company Limited, Yiwu YongXin Communication Limited Jinhua Baofa Logistic Limited and the shareholders of Jinhua Baofa Logistic Limited (12)
10.18	Amendment to Acquisition Agreement dated April 4, 2009 by and among Zhejiang YongXin Digital Technology Company Limited, Yiwu YongXin Communication Limited and the shareholders of Jinhua Baofa Logistic Limited (13)

10.19	Compensation Agreement, dated November 27, 2009, between Yosen Group and Joseph Levinson (14)
10.20	Board of Directors Agreement, dated December 8, 2006, among Yosen Group and Kenneth T. Berents (15)
10.21	Yosen Group 2008 Omnibus Securities and Incentive Plan (16)
10.22	Stock Option Agreement Director Non-Qualified Stock Option, dated December 1, 2008 and effective as of January 15, 2009, between Yosen Group and Kenneth Berents (16)
10.23	Stock Option Agreement Director Non-Qualified Stock Option, dated December 1, 2008 and effective as of January 15, 2009, between Yosen Group and Kenneth Berents (16)
10.24	Stock Option Agreement Director Non-Qualified Stock Option, dated December 1, 2008 and effective as of January 15, 2009, between Yosen Group and Kenneth Berents (16)
10.25	Stock Option Agreement with Todd L. Mavis, dated April 21, 2009, between Yosen Group and Todd L. Mavis (16)
10.26	Agreement dated May 3, 2007 between Yosen Group and Joseph Levinson (16)
10.27	Letter Agreement dated June 16, 2009 between Yosen Group and Jian Zhang (17)
10.28	Share-holding entrustment agreement dated November 21,2005 between Capital Future Developments Limited and Huiyi Lv (23)
10.29	Share-holding entrustment agreement dated November 21,2005 between Capital Future Developments Limited and Xiaochun Wang (23)
10.30	Share-holding entrustment agreement dated November 21,2005 between Capital Future Developments Limited and Yimin Zhang (23)
10.31	Share-holding entrustment agreement dated November 21,2005 between Capital Future Developments Limited and Zhenggang Wang (23)
10.32	Share-holding entrustment agreement dated November 21,2005 between Capital Future Developments Limited and Zhongsheng Bao (23)
10.33	Employment Agreement dated May 17, 2012 by and between the Company and Zhenggang Wang (20)
10.34	Loan Agreements, dated July 16, 2012, between the Company and Zhejiang Chouzhou Commercial Bank, dated July 16, 2012 (21)
10.35	Subscription Agreement, dated as of August 23, 2013, between the Registrant and Jessie Wong (25)
10.36	Subscription Agreement, dated as of August 23, 2013, between the Registrant and Wa Cheung (25)
10.37	Consulting Agreement, dated as of December 30, 2013, between the Registrant and Yunge Huang (25)
10.38	Consulting Agreement, dated as of December 30, 2013, between the Registrant and Weiguo Xu (25)
14.1	Code of Business Conduct and Ethics (11)
21.1	List of Subsidiaries (18)
31.1	Certification of Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Principal Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)*
32.2	Certification of Principal Accounting and Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)*

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

(1)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on January 3, 2007.
(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-141173) dated March 9, 2007.
(3)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on October 21, 2005.
(4)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on September 11, 2007.
(5)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 20, 2005.
(6)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 22, 2005.
(7)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 11, 2006.
(8)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on July 17, 2007.
(9)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on November 28, 2007.
(10)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on January 17, 2008.
(11)	Incorporated by reference from the Registrant’s Annual Report filed with the SEC on Form 10-K on March 27, 2008.
(12)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 29, 2008.
(13)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on April 9, 2009.
(14)	Incorporated by reference from the Registrant’s Annual Report filed with the SEC on Form 10-K on April 16, 2009.
(15)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 14, 2006.
(16)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-159200) dated May 13, 2009.
(17)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on June 22, 2009.
(18)	Incorporated by reference from the Registrant’s Annual Report filed with the SEC on Form 10-K on April 16, 2010.
(19)	Incorporated by reference from the Registrant’s Annual Report filed with the SEC on Form 10-K on May 18, 2011.
(20)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on May 23, 2012.
(21)	Incorporated by reference from the Registrant’s Quarterly Report filed with the SEC on Form 10-Q on November 14, 2012.
(22)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-182754) dated July 19, 2012.
(23)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on April 16, 2012.

(24)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on April 12, 2013.
(25)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on August 26, 2013.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of April 2014.

YOSEN GROUP, INC.

/s/ Zhenggang Wang
Zhenggang Wang
Chief Executive Officer and Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ Zhenggang Wang		April 11, 2014
Zhenggang Wang	Chief Executive Officer and
Chairman (Principal Executive
Officer)

/s/ Xinchuan Kong
Xinchuan Kong	President	April 11, 2014

/s/ Weiping Wang
Weiping Wang	Chief Financial Officer (Principal	April 11, 2014
Accounting and Financial Officer)

/s/ Chenghua Zhu
Chenghua Zhu	Director	April 11, 2014

/s/ Mingjun Zhu
Mingjun Zhu	Director	April 11, 2014

/s/ Rongjin Weng
Rongjin Weng	Director	April 11, 2014

/s/ Wei Kang Gu
Wei Kang Gu	Director	April 11, 2014

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Yosen Group, Inc.

We have audited the accompanying consolidated balance sheets of Yosen Group, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2013. Yosen Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yosen Group, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations and has stockholders’ deficit of $1,786,463. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Goldman Kurland and Mohidin LLP
Encino, CA
April 4, 2013

F - 1

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012

ASSETS

Current assets:
Cash and equivalents	$1,426,018	$456,495
Accounts receivable, net	214,260	863,800
Inventories	1,490,415	1,970,850
Advances to suppliers	756,779	747,171
Advance to related party	-	501,814
Prepaid expenses and other current assets	40,334	198,119
Total current assets	3,927,806	4,738,249

Property and equipment, net	41,575	33,160
Total assets	$3,969,381	$4,771,409

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Short-term loans	$2,618,487	$2,545,541
Notes payable	1,391,071	-
Accounts payable	217,670	777,389
Accrued expenses	197,893	698,924
Income tax payable	839,757	798,430
Total current liabilities	5,264,878	4,820,284
Long-term loans	490,966	-
Total liabilities	$5,755,844	$4,820,284

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized, 23,542,527 and 18,782,356 issued and outstanding as of December 31, 2013 and 2012.	23,542	18,782
Additional paid-in capital	25,918,351	24,041,779
Subscription receivable	(50,000)	(50,000)
Statutory reserve	11,542,623	11,542,623
Other comprehensive income	7,903,271	7,895,503
Accumulated deficit	(47,124,250)	(43,497,562)
Total stockholders’ deficit	(1,786,463)	(48,875)
Total liabilities and stockholders’ deficit	$3,969,381	$4,771,409

The accompanying notes are an integral part of these consolidated financial statements.

F - 2

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31,

	2013	2012
Net sales	$12,787,878	$21,497,124
Cost of sales	12,630,598	20,592,214
Gross profit	157,280	904,910
Selling, general and administrative expenses	3,630,578	10,158,291
Loss from continuing operations	(3,473,298)	(9,253,381)
Other (income) expense
Interest income	(5,323)	(3,733)
Other income	(213,191)	(42,412)
Other expense	187,165	6,279
Total other income	(31,349)	(39,866)

Loss from continuing operations before income taxes	(3,441,949)	(9,213,515)
Provision for income taxes	-	-
Net loss from continuing operations	(3,441,949)	(9,213,515)

Net loss from discontinued operations, net of income taxes	(184,739)	(6,653,484)

Net loss	(3,626,688)	(15,866,999)

Foreign currency translation adjustments	7,768	131,905
Comprehensive loss	$(3,318,920)	$(15,735,094)

Basic and diluted loss per share:
Continuing operations	(0.18)	(0.61)
Discontinued operations	(0.01)	(0.44)
Net loss per share	$(0.19)	$(1.05)

Weighted average shares outstanding:
Basic	19,472,767	15,043,194
Diluted	20,163,178	15,043,194

The accompanying notes are an integral part of these consolidated financial statements.

F - 3

YOSEN GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2013 AND 2012

							Retained
			Additional			Other	Earnings	Total
	Common Stock		Paid-In	Subscription	Statutory	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Reserve	Income	Deficit)	Equity
Balance at January 1, 2012	11,782,527	$11,782	$21,721,876	$(50,000)	$11,542,623	$7,763,598	$(27,630,563)	$13,359,316
Foreign currency translation adjustments	-	-	-	-	-	131,905	-	131,905
Issuance of common stock for compensation	7,000,000	7,000	2,319,903	-	-	-	-	2,326,903
Net loss	-	-	-	-	-	-	(15,866,999)	(15,866,999)
Balance at December 31, 2012	18,782,527	$18,782	$24,041,779	$(50,000)	$11,542,623	$7,895,503	$(43,497,562)	$(48,875)
Foreign currency translation adjustments	-	-	-	-	-	7,768	-	7,768
Issuance of common stock for financing	2,000,000	2,000	638,000	-	-	-	-	640,000
Issuance of common stock for compensation	2,760,000	2,760	1,238,572	-	-	-		1,241,332
Net loss	-	-	-	-	-	-	(3,626,688)	(3,626,688)
Balance at December 31, 2013	23,542,527	$23,542	$25,918,351	$(50,000)	$11,542,623	$7,903,271	$(47,124,250)	$(1,786,463)

The accompanying notes are an integral part of these consolidated financial statements.

F - 4

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

(dollars in thousands)

	2013	2012
Operating activities:
Net loss	$(3,626,688)	$(15,866,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,517	24,484
Gain on disposal of property, plant and equipment	-	(85,121)
Loss on settlement of debt	140,000	-
Stock based compensation	1,241,333	2,326,902
(Increase)/decrease in assets:
Accounts receivable	665,568	9,197,773
Inventories	529,964	1,420,947
Prepaid expenses and other current assets	161,717	(52,095)
Advances to suppliers	11,650	935,617
Advance to related party	501,814	(501,814)
(Increase)/decrease in current liabilities:
Accounts payable	(574,465)	(1,819,321)
Accrued expenses	(2,346)	(3,000,930)
Income tax payable	(12,575)	(594,524)
Net cash used in operating activities	(962,511)	(8,015,081)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(3,661)
Proceeds from disposal of property, plant and equipment	-	146,905
Net cash provided by investing activities	-	143,244

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from short-term bank loans	-	2,545,541
Net proceeds from short-term bank loans	484,614	-
Net proceeds from notes payable	1,373,072	-
Net cash provided by financing activities	1,857,686	2,545,541

Effect of exchange rate changes on cash and equivalents	74,348	4,511
Net increase (decrease) in cash and equivalents	969,523	(5,321,785)
Cash and equivalents, beginning of year	456,495	5,778,280
Cash and equivalents, end of year	$1,426,018	$456,495

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$687,791
Interest paid	$230,552	$73,205

The accompanying notes are an integral part of these consolidated financial statements.

F - 5

YOSEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

F - 6

ORGANIZATIONAL CHART

Our corporate structure as of December 31, 2013 is as follows:

ORGANIZATIONAL CHART

* These entities ceased operation as of December 31, 2011.

** These entities ceased operation as of December 31, 2012.

F - 7

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  The Company’s subsidiaries – Wang Da, Yiwu, Joy & Harmony, Sanhe, Jinhua and Zhejiang’s functional currency is the Chinese Renminbi (“RMB”), however, the accompanying consolidated financial statements were translated and presented in United States Dollars (“$”, or “USD”). Yosen is the parent company incorporated on August 20, 1998 under the laws of the State of Nevada. The parent company does not have operations. Its main activities were incurring public company expenses. Yosen pays all its expenses in USD, its functional currency. Capital was incorporated on July 22, 2004 under the laws of the BVI. Capital is a holding company and does not have operations. As a result, we determined its functional currency is USD.

Reverse Stock Split

On December 31, 2012, the Company effected a reverse split of its Common Stock, $0.001, par value per share, at a ratio of 1-for-5 with all fractional shares rounded up to the next whole share. Immediately prior to the Reverse Stock Split, the Company had 93,911,327 shares of Common Stock outstanding. After the Reverse Stock Split, the Company had 18,782,356 shares outstanding. Pursuant to the Reverse Stock Split, the number of authorized shares of the Company’s Common Stock was reduced from 100,000,000 to 20,000,000 shares of Common Stock.

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

As the par value per share of our common stock remained unchanged at $0.001 per share, a total of $75 was reclassified from common stock to additional paid-in capital. All references to shares of common stock and per share data for all periods presented in the accompanying financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company realized net loss of $3,626,688 and $15,866,999 for 2013 and 2012, respectively. The Company had accumulated deficit of $47,124,251 as of December 31, 2013. In addition, the Company’s cash position substantially deteriorated from 2010. There can be no assurance that the Company will become profitable or that it will survive as a public company. These issues raise substantial doubt regarding the Company’s ability to continue as a going concern.

Starting from 2011, we closed most of our stores in stores locations and laid off most of our employees. We retained highly qualified personnel and a small number of stores with stable revenues. As a result, we significantly cut our operating expenses and our losses are decreasing over time. We are now concentrating on improving our product mix, upgrading the stores that are currently open and strengthening cooperation with China Telecom, China Unicom and other large state-owned operators to develop new businesses.

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

F - 8

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

		Additions
Year	Balance at January 1,	Charged to expenses	Charged to other comprehensive loss	Deductions	Balance at December 31,
2013	$959,026	$43,458	$-	$(256,770)	$745,714
2012	$750,700	$208,326	$-	$-	$959,026

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of December 31, 2013 and 2012, inventory consisted entirely of finished goods valued at $1,490,415 and $1,970,850, respectively.

F - 9

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

Automotive	5 years
Office Equipment	5 years

As of December 31, 2013 and 2012, property and equipment consisted of the following:

	2013	2012
Automotive	$63,254	$39,782
Office equipment	184,007	168,468
Sub Total	247,261	208,250
Less: accumulated depreciation	(205,686)	(175,090)
Total	$41,575	$33,160

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC Topic 360, “Property, Plant and Equipment”, requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2013 and 2012, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires that the Company disclose estimated fair values (“FVs”) of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of FV.

Short-term Bank Loans

As of December 31, 2013 and December 31, 2012, short-term loans consisted of the following:

	2013	2012

Bank loan from Bank of Chouzhou, dated July 16, 2013, due on July 15, 2014, with an annual interest rate of 6.6% payable monthly, personally guaranteed by the CEO	$818,277	$-

Bank loan from Bank of Chouzhou, dated July 16, 2012, due on July 15, 2013, with an annual interest rate of 6.6% payable monthly, personally guaranteed by the CEO	-	795,482

Bank loan from Bank of Chouzhou, dated July 17, 2013, due on July 16, 2014, with an annual interest rate of 6.6% payable monthly, personally guaranteed by the CEO	1,636,554	-

Bank loan from Bank of Chouzhou, dated July 17, 2012, due on July 16, 2013, with an annual interest rate of 6.6% payable monthly, personally guaranteed by the CEO	-	1,590,963

Bank loan from Bank of Hangzhou, dated September 24, 2013, due on March 21, 2014, with an annual interest rate of 12.0% payable monthly*	163,656	-

Bank loan from Bank of Hangzhou, dated September 10, 2013, due on March 8, 2013, with an annual interest rate of 11.2% payable quarterly	-	159,096
	$2,618,487	$2,545,541

* Bank loan has been repaid without renewal.

F - 10

Long-term Loans

As of December 31, 2013 and December 31, 2012, long-term loan consisted of the following:

	2013	2012

Bank loan from Bank of Hangzhou, dated July 11, 2013, due on July 8, 2016, with an annual interest rate of 7.38% payable monthly	$490,966	$-
	$490,966	$-

Revenue Recognition

In accordance with FASB ASC Topic 605, “Revenue Recognition,” the Company recognizes revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed and determinable, and collectability of the resulting receivable is reasonably assured.

The Company records revenues when title and the risk of loss pass to the customer.  Generally, these conditions occur on the date the customer takes delivery of the product.  Revenue is generated from sales of Yosen products through two main revenue streams:

1.	Retail. 92.2% and 92.9% of the Company's revenue came from sales to customers at outlets installed inside department stores etc. (i.e. store in store model) during 2013 and 2012, respectively and is mainly achieved through two broad categories:

a.	Purchase contracts . Sales by purchase contracts have terms of 15-30 days from the transfer of goods to the customer. Under this method, the Company delivers goods to places designated by the customers and receives confirmation of delivery. At that time, ownership and all risks associated to the goods are transferred to the customers and payment is made within 30 days. The Company relieves its inventory and recognizes revenue upon receipt of confirmation from the customer.

b.	Point of sale transfer of ownership . Under this method, the Company’s products are placed in third party stores and sold by the Company’s sales people. Upon purchase of the item by the customer, the Company relieves its inventory and recognizes revenue related to that item.

2.

Wholesale. 7.8% and 7.1% of the Company's revenue came from wholesale during 2013 and 2012, respectively. Recognition of income in wholesales is based on the contract terms. In 2013, all wholesale payments were made at point of sale. Upon purchase of the item by the customer, the Company relieves its inventory and recognizes revenue related to that item.

Sales revenue is therefore recognized on the following basis:

1.	Store in store:

a.	For goods sold under sales and purchase contracts, revenue is recognized when goods are received by customers.

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

2.	Wholesale:

a.	Revenue is recognized at the date of goods are received by wholesale customers. We operate our wholesale business by selling large volume orders to second-tier distributors. Revenues from wholesale are recognized at point of sale. Net sales already take into account revenue dilution as they exclude inventory credit, discount for early payment, product obsolescence and return of products and other allowances. Net sales also take into account the return of products in accordance with relevant laws and regulations in China. The Company is in the process of winding down its wholesale business. It will only focus on retail business in the future.

F - 11

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

F - 12

Cost of Sales

Cost of sales (“COS”) consists of actual product cost, which is the purchase price of the product less any discounts.  COS excludes freight charges, purchase and delivery costs, internal transfer, freight charges and the other costs of the Company’s distribution network, which are identified in general and administrative expenses.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised principally of payroll and benefits costs for retail and corporate employees, occupancy costs of corporate facilities, lease expenses, management fees, traveling expenses and other operating and administrative expenses, including freight charges, purchase and delivery costs, internal transfer freight charges and other distribution costs.

Shipping and Handling Fees

The Company follows FASB ASC 605-45, “Handling Costs, Shipping Costs”.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of G&A expenses which were $8,864 and $23,193 for 2013 and 2012, respectively.

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

Management Fees Paid to the Department Stores Under “Store in Store” Model

Under the “store in store” business operation model, the Company may pay management fees to the department stores, which are in the form of service charges. The management fees are reflected in G&A expenses. Such management fees were $80,111 and $1,651,127 in G&A expenses for 2013 and 2012, respectively.

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $19,110 and $0 for 2013 and 2012, respectively.

Other Income

Other income was $213,191 and $42,411 for the years ended December 31, 2013 and 2012, respectively. Other income consists of the following:

	2013	2012
Commission income from China Unicom	$112,254	$6,012
Miscellaneous	100,937	36,400
Total other income	$213,191	$42,412

Commission income from China Unicom is related to the sales of China Unicom’s wireless service and products (i.e., rechargeable mobile phone cards).

Other Expense

Other expense was $187,165 and $6,279 for the years ended December 31, 2013 and 2012, respectively. Other expense consists of the following:

	2013	2012
Loss on settlement of debt	$140,000	$-
Interest expense	38,160	4,697
Bank fees	6,916	1,463
Miscellaneous	2,089	119
Total other expense	$187,165	$6,279

F - 13

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

Basic and Diluted Earnings (Loss) per Share

Earnings (loss) per share are calculated in accordance with FASB ASC Topic 260, “Earnings per Share”. Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (losses) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. If convertible shares and stock options are anti-dilutive, the impact of conversion is not included in the diluted net income per share. Excluded from the calculation of diluted earnings per share for 2013 and 2012 were 10,000 options, as they were not dilutive.

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

Segment Reporting

FASB ASC Topic 280, “Segment Reporting”, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company operated in four segments before the acquisition of Jinhua in July 2009. Since then, the Company operated in five segments until Sanhe and Joy & Harmony ceased operations at the end of 2011 and Yiwu and Jinhua ceased operations in 2012. As a result, the Company operated only in mobile phone segment in 2013 (see Note 14).

F - 14

Recent Accounting Pronouncements

In July 2012, FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350), “Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. ASU 2012-02 allows an entity the option of first performing a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The adoption of ASU 2012-02 did not have a material impact on the Company’s consolidated financial statements.

The FASB has issued ASU No. 2013-04, Liabilities (Topic 405), “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in US GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): “Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force)”. ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current US GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3 – ADVANCES TO SUPPLIERS

Advances to suppliers represent advance payments to suppliers for the purchase of inventory.

Note 4 – NOTES PAYABLE

The company issued two promissory notes for $736,448 and $654,623 to Bank of Chouzhou, on August 17, 2013 and August 18, 2013, respectively, for inventory purchase. The notes bear zero interest and matured on January 17, 2014. The promissory notes were renewed in 2014 and the new terms are as follows:

Promissory note issued by Bank of Chouzhou, dated February 13, 2014, due on August 13, 2014, bearing zero interest	$327,311

Promissory note issued by Bank of Chouzhou, dated February 16, 2014, due on August 15, 2014, bearing zero interest	392,773

Promissory note issued by Bank of Chouzhou, dated February 17, 2014, due on August 15, 2014, bearing zero interest	670,987
$1,391,071

Note 5 - COMMON STOCK

On January 17, 2011, Yosen entered into a Registered Trademark Transfer Agreement to purchase the registered trademark, “Lotour.”  The trademark expires July 6, 2020.  The consideration for the trademark was RMB 2,280,000 ($346,000), which was paid in the form of 216,000 shares of the Company’s common stock, valued at $1.6 per share.

On January 20, 2011, Zhejiang entered into a Design and Development Engagement Agreement to design and develop an electronic book product under the brand name “Lotour.” The total consideration for the design and development of the electronic book product is RMB3,160,000 ($480,000), which was paid in the form of 320,000 shares of the Company’s common stock, valued at $1.5 per share. The term of the Development Agreement was from January 20, 2011 to July 19, 2011, at which date, the design and development agreement was completed and the “Lotour” electronic book started trial production.

F - 15

On March 7, 2011, the Company issued 200,000 shares to 23 managing members of Yosen and its subsidiaries, pursuant to the 2011 Restricted Stock Plan.

On September 14, 2011, the Company issued 80,000 shares, under the 2011 plan, to our CFO and former CFO as stock compensations, pursuant to the 2011 Restricted Stock Plan.

On May 17, 2012, the Company amended the 2011 Restricted Stock Plan and increased the number of shares of common stock that may be granted to 4,100,000. Effective May 17, 2012, the Company granted 3,500,000 shares of restricted common stock to our CEO pursuant to his employment agreement. The shares shall vest over three years with 1,166,666 vesting on the first anniversary of the grant date, 1,166,666 on the second and 1,166,667 on the third. The common stock was valued at grant date with a FV of $1,050,000. During 2012 and 2013, $218,750 and $350,000 was recognized as stock based compensation expense.

On July 19, 2012, the Company’s BOD adopted the Yosen Group, Inc. 2012 Omnibus Securities and Incentive Plan (the “2012 Plan”).  Under the 2012 Plan, 3,500,000 shares of the Company’s common stock were issued.  The common stock was valued at grant date with a FV of $1,750,000, which was recognized as stock based compensation expensed in 2012.

On August 23, 2013, the Company consummated the sale of 2,000,000 Units to two investors with each Unit consisting of: (i) one share of common stock, $0.001 par value per share (the "Common Stock"), of the Company and (ii) a three-year warrant (“Warrant”) to purchase one share of Common Stock of the Company at an exercise price of US$0.25 per share, for an aggregate total purchase price of $500,000. Pursuant to the agreement, 2,000,000 shares of Common Stock and 2,000,000 Warrant were issued in 2013. The Common Stock was valued at $320,000 using the market price of $0.16 per share at the grant date. The Warrant was valued using Black-Scholes option pricing model at the grant date with a FV of $320,000, see Note 6 for the assumptions used in valuing the Warrant. The FV of Warrant was credited to the additional paid in capital as these are equity instruments.

On December 30, 2013, the Company issued 2,760,000 shares of common stock, under the 2012 Plan to two consultants. The common stock was valued at grant date with a FV of $828,000, which was recognized as stock based compensation expensed in 2013.

Note 6 - STOCK WARRANTS, OPTIONS, AND COMPENSATION

Stock options - Options issued have a ten-year life and were fully vested upon issuance. The option holder has no voting or dividend rights. The grant price was the market price at the date of grant. The Company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the date of grant stock option pricing.

Outstanding options and warrants by exercise price consisted of the following as of December 31, 2013:

Outstanding				Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options:
$20.8	10,000	3.00	$20.8	10,000	$20.8
Warrants:
$0.25	2,000,000	2.65	$0.25	2,000,000	$0.25

During 2012 and 2013, the Company did not issue any stock options. The 10,000 stock options outstanding as of December 31, 2013 were issued in 2007 to our former director Mr. Kenneth Berents, have a 10 year term and vested immediately upon issuance.

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

Term	3 years
Expected volatility	340%
Risk – free interest rate	0.80%
Dividend yield	0%
Weighted-average grant date FV	$0.16

The Company determined the FV of the 2,000,000 warrants was $320,000.

F - 16

Note 7 - COMPENSATED ABSENCES

Regulation 45 of the labor laws in the PRC entitles employees to annual vacation leave after one year of service. In general all leaves must be utilized annually, with proper notification, any unutilized leave is cancelled.

Note 8 - INCOME TAXES

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense or penalties recognized during 2013 and 2012.

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

The US entity, Yosen is subject to the US federal income tax at a rate of 34%. The US entity does not conduct any operations and only incurs public company expenses, such as legal fees, accounting fees, investor relations expenses and filing fees. In the process of applying step one, we determined it is more likely than not that all of the Company’s deferred tax assets will not be realized. As of December 31, 2013, the US entity has incurred net accumulated operating losses of approximately $5,345,053 for income tax purposes. As a result, $1,817,318 of valuation allowance was recorded to reduce the deferred tax asset to zero. The net change in valuation allowance was $556,942 in 2013 and $952,086 in 2012 for the US entity.

The PRC subsidiaries, Sanhe, Wang Da, Joy & Harmony, Yiwu and Zhejiang are subject to the PRC income tax at a rate of 25%. Jinhua is subject to PRC income tax using simplified tax system. In 2013, the PRC operating subsidiaries incurred an adjusted net operating loss of $1,988,624. In the process of applying step one, management believes these subsidiaries will continue to incur losses in the near future due to high market competition, slowing market demand, rising labor and fuel costs. We believe it is more likely than not that the subsidiaries will not be able to benefit from the deferred tax assets in association with the operating losses. The net change in valuation allowance was $450,971 in 2013 and $1,603,316 in 2012 for the PRC subsidiaries.

The components of deferred income tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
U.S. net operating losses	$556,942	$952,086
PRC net operating losses	450,971	1,603,316
Total deferred tax assets	1,007,913	2,555,402
Less valuation allowance	(1,007,913)	(2,555,402)
	$-	$-

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate is as follows for 2013 and 2012.

	2013	2012
Tax benefit at US Statutory Rate	(34.0)%	(34.0)%
Tax rate difference	4.7%	6.3%
Valuation allowance	29.3%	27.7%
Effective rate	-%	-%

Note 9 - COMMITMENTS

The Company leases office facilities under operating leases that terminate through 2014. Rent expense for 2013 and 2012 was $54,277 and $59,242, respectively.

The future minimum obligations under these agreements are as follows by years as of December 31, 2013:

2014	$65,436
$65,436
F - 17

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

Statutory reserve funds are restricted to offset against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2013 and 2012, the Company had allocated $11,542,623 and $11,542,623 to these non-distributable reserve funds.

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

The following table summarizes the assets and liabilities of the discontinued operations as of December 31, 2013 and 2012 included in the Consolidated Balance Sheets:

	2013	2012
Cash	$1,395,546	$10,377
Prepaid expenses and other assets	37,666	26,394
Property, plant and equipment	892	21,835
Total assets	1,434,104	58,606
Short-term loans	2,454,831	2,386,445
Notes payable	1,391,071	-
Accrued expenses	-	-
Income tax payable	863,705	839,725
Other payable	679	106,019
Total liabilities	4,710,286	3,332,189
Net assets	$(3,276,182)	$(3,273,583)

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations and Comprehensive Loss:

	2013	2012
Sales, net	$-	$5,412,694
Cost of sales	-	6,250,758
Gross profit (loss)	-	(838,064)
General and administrative expenses	(31,055)	5,815,924
Loss from discontinued operations	31,055	(6,653,988)
Other income (expenses)	(215,794)	77,699
Loss before income taxes	(184,739)	(6,576,289)
Provision for income taxes	-	(77,195)
Net loss from discontinued operations, net of income tax	$(184,739)	$(6,653,484)

F - 18

Note 12 - OTHER COMPREHENSIVE INCOME

Other comprehensive income, included in stockholders’ equity for 2013 and 2012, represents foreign currency translation adjustments.

Note 13- CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

Note 14 - MAJOR CUSTOMERS, VENDORS AND CREDIT RISK

During 2013, four customers accounted for 10% or more of our total revenue in 2013, representing 20.8%, 14.1%, 11.1% and 11.0% respectively. No customer accounted for more than 10% of the Company’s sales in 2012. Two vendors accounted for more than 10% of the Company’s purchases, which represented 16.9% and 15.7%, respectively in 2013. Four vendors accounted for more than 10% of the Company’s purchases in 2012, which represented 13.7%, 11.5%, 10.3% and 10.2%, respectively of the Company’s purchase.  As of December 31, 2013 and 2012, the Company had no customer or vendor which comprised more than 10% of the Company’s accounts receivable or accounts payable.

Note 15 - SEGMENT INFORMATION

We separately operate and prepare accounting and other financial reports to management for two business organizations (Wang Da and Zhejiang). Starting from the third quarter 2012, mobile phones businesses are split between Wang Da and Zhejiang. Wang Da focuses on distributing domestic brands mobile phones. Zhejiang focuses on distributing Samsung and Apple brand products. As a result, Zhejiang’s operations, together with Wang Da, are reported in “Mobile Phones” segment for 2013, as disclosed in the Consolidated Statements of Operations and Comprehensive Loss.

We only have one reportable segment - mobile phones, required by FASB ASC Topic 280, “Segment Reporting”, operated by Wang Da and Zhejiang. The operating results for mobile phones segment for 2013 and 2012 are disclosed in the Consolidated Statements of Operations and Comprehensive Loss.

Note 16 – SUBSEQUENT EVENT

On January 6, 2014 the Company established Yosen Trading Inc. (“Yosen Trading”), its wholly owned US based subsidiary in New York. Yosen Trading will be engaged primarily in international trade and wholesale business. Initially, tile, kitchen cabinet, granite and marble products will be the primary drivers of reaching the New York Market.

F - 19