Form 10-Q
period 2014-03-31
Yosen Group, Inc.
filed 2014-05-19
CIK 1076784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2014

or

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

As of May 15, 2014, the registrant had 23,542,527 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current assets:
Cash and equivalents	$1,489,571	$1,426,018
Accounts receivable, net	324,796	214,260
Inventories, net	2,009,237	1,490,415
Advances to suppliers	685,604	756,779
Prepaid expenses and other current assets	112,895	40,334
Deferred tax asset	3,630	-
Total current assets	4,625,733	3,927,806

Property and equipment, net	39,599	41,575
Total assets	$4,665,332	$3,969,381

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Short-term loans	$2,434,314	$2,618,487
Notes payable	1,379,445	1,391,071
Accounts payable	562,560	217,670
Accrued expenses and other payable	540,873	197,893
Advance from related party	62,626	-
Income tax payable	848,736	839,757
Total current liabilities	5,828,554	5,264,878

Long-term loans	486,863	490,966
Total liabilities	6,315,417	5,755,844

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized, 23,542,527 issued and outstanding as of March 31, 2014 and December 31, 2013.	23,542	23,542
Additional paid-in capital	26,017,303	25,918,351
Subscription receivable	(50,000)	(50,000)
Statutory reserve	11,542,623	11,542,623
Other comprehensive income	7,916,540	7,903,271
Accumulated deficit	(47,100,093)	(47,124,250)
Total stockholders' deficit	(1,650,085)	(1,786,463)
Total liabilities and stockholders' deficit	$4,665,332	$3,969,381

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED MARCH 31, 2014 and 2013 (UNAUDITED)

	2014	2013

Net sales	$4,519,543	$3,633,954
Cost of sales	4,184,963	3,488,951
Gross profit	334,580	145,003
Selling, general and administrative expenses	306,327	721,201
Income (loss) from continuing operations	28,253	(576,198)
Other (income) expense:
Interest income	(81)	(4,909)
Other income	(102,303)	(20,607)
Other expense	14,882	-
Total other (income)	(87,502)	(25,516)

Income (loss) from continuing operations before income taxes	115,755	(550,682)
Provision for income taxes	13,766	-
Net income (loss) from continuing operations	101,989	(550,682)

Net loss from discontinued operations, net of income taxes	(77,831)	(88,795)

Net income (loss)	24,158	(639,477)

Foreign currency translation adjustments	13,268	23,619
Comprehensive income (loss)	$37,426	$(615,858)

Basic and diluted income (loss) per share:
Continuing operations	$-	$(0.03)
Discontinued operations	-	-
Net income (loss) per share	$-	$(0.03)

Weighted average shares outstanding:
Basic and Diluted	25,542,356	18,782,356

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2014 and 2013 (UNAUDITED)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$24,158	$(639,477)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,835	2,748
Stock based compensation	98,952	103,333
(Increase) decrease in assets:
Accounts receivable	(112,963)	416,899
Inventories	(535,301)	(53,468)
Prepaid expenses and other current assets	(73,526)	138,932
Advance to suppliers	65,749	(623,161)
Advance to related party	-	501,814
Increase (decrease) in current liabilities:
Accounts payable	349,317	26,871
Accrued expenses	345,536	(10,361)
Advance from related party	63,100	-
Income tax payable	15,986	(25,293)
Net cash provided by (used in) operating activities	242,843	(161,163)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loan	(163,516)	-
Net cash used in financing activities	(163,516)	-

Effect of exchange rate changes on cash and equivalents	(15,774)	33,252

Net decrease in cash	63,553	(127,911)
Cash and equivalents, beginning of period	1,426,018	456,495
Cash and equivalents, end of period	$1,489,571	$328,584

Supplemental disclosure of cash flow information:
Interest paid	$84,970	$43,198
Income taxes paid	$-	$7,483

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

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

On January 6, 2014 the Company established Yosen Trading Inc. (“Yosen Trading”), its wholly owned US based subsidiary in New York. Yosen Trading is engaged primarily in international trade and wholesale business, primarily selling tile, kitchen cabinet, granite and marble products in the New York Market.

4

ORGANIZATIONAL CHART

Our corporate structure as of March 31, 2014 is as follows:

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company realized net loss of $3,626,688 and $15,866,999 for 2013 and 2012, respectively. The Company had accumulated deficit of $47,100,093 as of March 31, 2014. In addition, the Company’s cash position substantially deteriorated since 2010. There can be no assurance the Company will become profitable or that it will survive as a public company. These issues raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Yosen and its wholly owned subsidiaries Capital, Wang Da, Yiwu, Sanhe, Jinhua, Yosen Trading and variable interest entity Zhejiang, collectively referred to as the Company. All material intercompany accounts, transactions and profits were eliminated in consolidation.

Currency Translation

The accounts of Zhejiang, Wang Da, Yiwu, Sanhe and Jinhua were maintained, and its financial statements were expressed in RMB. Such financial statements were translated into USD in accordance with FASB ASC Sub-topic 830-10, “Translation of Financial Statements,” with the RMB as the functional currency. According to FASB ASC Sub-topic 830-10, assets and liabilities were translated at the ending exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the year. The resulting translation adjustments are reported as other comprehensive income in accordance with FASB ASC Topic 220, “Comprehensive Income,” as a component of shareholders’ equity. Transaction gains and losses are reflected in the consolidated statements of operations and comprehensive loss.

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

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts was $788,809 (unaudited) and $745,714 as of March 31, 2014 and December 31, 2013, respectively.

Inventories, net

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of March 31, 2014 and December 31, 2013, inventory consisted entirely of finished goods.

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

Automotive	5 years
Office Equipment	5 years

As of March 31, 2014 and December 31, 2013, property and equipment consisted of the following:

	2014	2013
	(Unaudited)
Automotive	$62,725	$63,254
Office equipment	182,661	184,007
Subtotal	245,386	247,261
Less: accumulated depreciation	(205,787)	(205,686)
Total	$39,599	$41,575

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360, “Property, Plant and Equipment,” which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2014 (unaudited) and December 31, 2013, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires the Company disclose estimated fair values (“FVs”) of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of FV.

Short-term Loans

As of March 31, 2014 and December 31, 2013, short-term loans consisted of the following:

	2014	2013
	(Unaudited)
Bank loan from Bank of Chouzhou, dated July 16, 2013, due on July 15, 2014, with an annual interest rate of 6.6% payable monthly, personally guaranteed by the CEO	$811,438	$818,277

Bank loan from Bank of Chouzhou, dated July 17, 2013, due on July 16, 2014, with an annual interest rate of 6.6% payable monthly, personally guaranteed by the CEO	1,622,876	1,636,554

Bank loan from Bank of Hangzhou, dated September 24, 2013, due on March 21, 2014, with an annual interest rate of 12.0% payable monthly	-	163,656
	$2,434,314	$2,618,487

Long-term Loans

As of March 31, 2014 and December 31, 2013, long-term loan consisted of the following:

	2014	2013
	(Unaudited)
Bank loan from Bank of Hangzhou, dated July 11, 2013, due on July 8, 2016, with an annual interest rate of 7.38% payable monthly	$486,863	$490,966
	$486,863	$490,966

Revenue Recognition

In accordance with FASB ASC Topic 605, “Revenue Recognition,” the Company recognizes revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed and determinable, and collectability of the resulting receivable is reasonably assured.

(a) Zhejiang and Wang Da

Zhejiang and Wang Da record revenues when title and the risk of loss pass to the customer.  Generally, these conditions occur on the date the customer takes delivery of the product.  Revenue is generated from sales of Yosen products through two main revenue streams:

1.	Retail. 65.7% and 96.0% of the Company's revenue came from sales to customers at outlets installed inside department stores etc. (i.e., store in store model) during the three months ended March 31, 2014 and 2013, respectively and is mainly achieved through two broad categories:

a.	Purchase contracts . Sales by purchase contracts have terms of 15-30 days from the transfer of goods to the customer. Under this method, the Company delivers goods to places designated by the customers and receives confirmation of delivery. At that time, ownership and all risks associated to the goods are transferred to the customers and payment is made within 30 days. The Company relieves its inventory and recognizes revenue upon receipt of confirmation from the customer.

b.	Point of sale transfer of ownership . Under this method, the Company’s products are placed in third party stores and sold by the Company’s sales people. Upon purchase of the item by the customer, the Company relieves its inventory and recognizes revenue related to that item.

2.	Wholesale. 34.3% and 4.0% of the Company's revenue came from wholesale during the three months ended March 31, 2014 and 2013, respectively. Recognition of income in wholesale is based on the contract terms. All wholesale payments were made at the point of sale. Upon purchase of the item by the customer, the Company relieves its inventory and recognizes revenue related to that item.

Sales revenue is therefore recognized on the following basis:

1.	Store in store:

a.	For goods sold under sales and purchase contracts, revenue is recognized when goods are received by customers.

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

(b) Yosen Trading

Yosen Trading records revenue when merchandise is delivered to the customers.  During the three months ended March 31, 2014, Yosen trading had 19.1% of revenue from retail and 80.9% from wholesale.

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

Shipping and Handling Fees

The Company follows FASB ASC Sub-topic 605-45, “Handling Costs, Shipping Costs”.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of G&A expenses which were $3,167 and $4,334 for the three months ended March 31, 2014 and 2013, respectively.

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

Management Fees Paid to the Department Stores Under “Store in Store” Model

Under the “store in store” business operation model, the Company may pay management fees to the department stores, which are in the form of service charges. The management fees are reflected in general and administrative expenses. Such management fees were $10,696 and $22,181 in general and administrative expenses for the three months ended March 31, 2014 and 2013, respectively.

Share Based Payment

The Company follows FASB ASC Sub-topic 718-10, “Compensation-Stock Compensation,” which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC Sub-topic 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date FV of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

 Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $0 and $7,105 for the three months ended March 31, 2014 and 2013, respectively.

Income Taxes

The Company utilizes FASB ASC Topic 740, “Income Taxes.” ASC Topic 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Under FASB Sub-topic ASC 740-10-25, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements.

Basic and Diluted Earnings (Loss) per Share

Loss per share is calculated in accordance with FASB ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (losses) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. If convertible shares and stock options are anti-dilutive, the impact of conversion is not included in the diluted net income (loss) per share. Excluded from the calculation of diluted earnings (loss) per share for the three months ended March 31, 2014 and 2013 were 10,000 options, as they were not dilutive.

Statement of Cash Flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the functional currency, in our case the RMB. As a result, amounts related to changes in assets and liabilities reported on the statement of cash flows will not necessarily agree with the changes in the corresponding balances on the balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable, advances to suppliers and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company operated in one segment (i.e., mobile phones) in 2013 through Wang Da and Zhejiang. On January 6, 2014 the Company established Yosen Trading which is engaged in international trade and wholesale business. As a result, starting in 2014, the Company operated in two segments: mobile phones and international trade (see Note 15).

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

The FASB has issued ASU No. 2013-04, Liabilities (Topic 405), “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date .” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in US GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-04 did not have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): “Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force) ”. ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current US GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial statements.

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

Note 4 - NOTES PAYABLE

The company issued two promissory notes for $736,448 and $654,623 to Bank of Chouzhou, on July 17, 2013 and July 18, 2013, respectively, for inventory purchase. The notes bear zero interest and matured on January 17, 2014. The promissory notes were renewed in 2014 and the new terms are as follows as of March 31, 2014 and December 31, 2013:

	2014	2013
	(Unaudited)
Promissory note issued by Bank of Chouzhou, dated February 13, 2014, due on August 13, 2014, bearing zero interest	$324,576	$-

Promissory note issued by Bank of Chouzhou, dated July 17, 2013, due on January 17, 2014, bearing zero interest	-	736,448

Promissory note issued by Bank of Chouzhou, dated February 16, 2014, due on August 15, 2014, bearing zero interest	389,490	-

Promissory note issued by Bank of Chouzhou, dated July 18, 2013, due on January 17, 2014, bearing zero interest	-	654,623

Promissory note issued by Bank of Chouzhou, dated February 17, 2014, due on August 15, 2014, bearing zero interest	665,379	-
	$1,379,445	$1,391,071

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

Outstanding options and warrants by exercise price consisted of the following as of March 31, 2014:

Outstanding					Exercisable
Exercise Price		Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options:	$20.80	10,000 (1)	2.75	$20.80	10,000	$20.80

Warrants:	$0.25	2,000,000 (2)	2.40	$0.25	2,000,000	$0.25

(1) During the three months ended 2014 and 2013, the Company did not issue any stock options. The 10,000 stock options outstanding as of March 31, 2014 were issued in 2007 to our former director Mr. Kenneth Berents, have a 10 year term and vested immediately upon issuance.

(2) In August 2013, the Company issued stock warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.25 in conjunction with the common stock offering. The stock warrants expire on August 23, 2016.

Note 7 - INCOME TAXES

The US entities, Yosen Group and Yosen Trading, will file consolidated tax returns. The consolidated US entities are subject to the US federal income tax rate of 34%. Yosen Group does not conduct any operations and only incurs public company expenses, such as legal fees, accounting fees, investor relations expenses and filing fees. Yosen Trading conducts international trade and wholesale business. Prior to establishing Yosen Trading in January 2014, we determined it is more likely than not that all of Yosen Group’s deferred tax assets, arising from net operating losses, will not be realized. As a result, $556,942 of deferred tax assets and valuation allowance was recorded in 2013. Starting in January 2014, Yosen Group’s deferred tax assets will be carried forward and realized in future years. During the three months ended March 31, 2014, the US entities had a consolidated operating loss of $10,677. As a result, $3,630 was recorded as deferred tax asset.

The PRC subsidiaries, Sanhe, Wang Da, Yiwu and Zhejiang are subject to the PRC income tax at a rate of 25%. Jinhua is subject to PRC income tax using simplified tax system. In 2013, the PRC operating subsidiaries incurred a net operating loss of $1,988,624. Management believes these subsidiaries will continue to incur losses in the near future due to high market competition, slowing market demand, and rising labor and fuel costs. We believe it is more likely than not that the subsidiaries will not be able to benefit from the deferred tax assets in association with the operating losses. As a result, $450,971 of deferred tax assets and valuation allowance was recorded in 2013 for the PRC subsidiaries.

The components of deferred tax assets and liabilities as of March 31, 2014 (unaudited) and December 31, 2013 were as follows:

	2014	2013
Deferred tax assets:	(Unaudited)
U.S. net operating losses	$3,630	$556,942
PRC net operating losses	-	450,971
Total deferred tax assets	3,630	1,007,913
Less valuation allowance	-	(1,007,913)
	$3,630	$-

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate for the three months ended March 31, 2014 and 2013 is as follows:

	2014	2013
Tax (Credit) at US Statutory Rate	34.0%	(34.0)%
Tax rate difference	(9.8)%	5.1%
Deferred tax asset	3.1%	-
Valuation allowance	(27.3)%	28.9%
Effective rate	-%	-%

The tax provision of $13,766 in the statements of operations and other income (expense) represents NY City and State taxes of $17,396 related to US Trading, offset by $3,630 noted above.

Note 8 - COMMITMENTS

The Company leases office facilities under operating leases that terminate through 2014. Rent expense for the three months ended March 31, 2014 and 2013 was $2,453 and $3,585, respectively. The future minimum obligation under these agreements is $64,889 as of March 31, 2014.

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

Statutory reserve funds are restricted to offset against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2014, the Company had allocated $11,542,623 to these non-distributable reserve funds.

Note 10 – DISCONTINUED OPERATIONS

In 2011, Sanhe closed all its 210 stores in stores, Joy & Harmony closed all its 196 stores in stores, and Letong closed its direct retail and franchise operation. All three entities ceased operation as of December 31, 2011. In 2012, Yiwu closed all its 178 stores in stores, and Jinhua ceased its logistics operation. As such, all, with the exception of Joy & Harmony which dissolved in 2013, met the conditions to be reported as discontinued operations in the financial statements, and accordingly, the results of operations have been reclassified for all periods to conform to the current period's presentation.

The following table summarizes the assets and liabilities of the discontinued operations as of March 31, 2014 (unaudited) and December 31, 2013 included in the Consolidated Balance Sheets:

	2014	2013
Cash	$1,382,333	$1,395,546
Prepaid expenses and other assets	31,509	37,666
Property, plant and equipment	23,811	892
Total assets	1,437,653	1,434,104

Short-term loans	2,434,314	2,454,831
Notes payable	1,379,445	1,391,071
Income tax payable	856,486	863,705
Other payable	13,315	679
Advance from related party	30,077	-
Total liabilities	4,713,637	4,710,286

Net assets	$(3,275,984)	$(3,276,182)

The following table summarizes the operating results of the discontinued operations for the three months ended March 31, 2014 and 2013 included in the Consolidated Statements of Operations and Comprehensive Income (Loss):

	2014	2013
Sales, net	$-	$-
Cost of sales	-	-
Gross profit (loss)	-	-
General and administrative expenses	7,419	24,822
Loss from discontinued operations	(7,419)	(24,822)
Other expense	(70,412)	(63,973)
Loss before income taxes	(77,831)	(88,795)
Provision for income taxes	-	-
Net loss from discontinued operations, net of income tax	$(77,831)	$(88,795)

Note 11- OTHER COMPREHENSIVE INCOME

Other comprehensive income as included in stockholders’ deficit for the three months ended March 31, 2014 and 2013, represents foreign currency translation adjustment.

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

Note 13 - MAJOR CUSTOMERS, VENDORS AND CREDIT RISK

During the three months ended March 31, 2013, no single customer accounted for more than 10% of the Company’s sales or accounts receivable and no single vendor accounted for more than 10% of the Company’s purchases. During the three months ended March 31, 2014, four customers accounted for more than 10% of the Company’s sales, representing 28.0%, 15.6%, 11.8% and 10.9%, respectively of the Company’s sales. As of March 31, 2014, three customers comprised more than 10% of the Company’s accounts receivable, representing 37.7%, 24.5% and 15.6%, respectively. Two vendors comprised more than 10% of the Company’s accounts payable, representing 80.4% and 10.3% of the Company’s accounts payable.

Note 14 - SEGMENT INFORMATION

In 2013, we only had one segment – mobile phones operated by Wang Da and Zhejiang. Zhejiang focuses on distributing Samsung and Apple brand products. Wang Da focuses on distributing domestic brands mobile phones. As a result, Zhejiang’s operations, together with Wang Da, are reported in “Mobile Phones” segment in 2013, as disclosed in the Consolidated Statements of Operations and Comprehensive Loss.

In January 2014, we established Yosen Trading which focuses on international trade and wholesale business. As a result, we have two reportable segments - mobile phones and international trade in 2014, required by FASB ASC Topic 280, “Segment Reporting.

The following table presents summarized information by segment:

	Three Months Ended March 31, 2014
	Mobile	International
	Phones	Trade	Other	Total
Sales, net	$3,911,567	$607,976	$-	$4,519,543
Cost of sales	3,690,517	494,446	-	4,184,963
Gross profit (loss)	221,050	113,530	-	334,580
Selling, general and administrative expenses	182,397	141	123,789	306,327
Income from continuing operations	38,653	113,389	(123,789)	28,253
Other Income (expense)	87,779	(58)	(219)	87,502
Provision for (benefit from) income taxes	-	17,396	(3,630)	13,766
Net income from continuing operations	126,432	95,935	(120,378)	101,989
Net loss from discontinued operations	-	-	(77,831)	(77,831)
Net income	$126,432	$95,935	$(198,209)	$24,158

	As of	As of
	March 31,	December 31,
Total Assets	2014	2013

Mobile Phones	$3,171,203	$3,103,877
International Trade	127,062	-
Other	1,367,067	865,504
	$4,665,332	$3,969,381

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

Sanhe and Letong ceased operations in 2011. Joy & Harmony ceased operation in 2011 and dissolved in 2013. Yiwu closed all its stores in stores locations in 2012. Jinhua ceased operation in October 2012

On December 21, 2012, we received confirmation from the Secretary of State of the State of Nevada that the Certificate of Change Pursuant to NRS 78.209 (the “Certificate of Change”) to our Amended and Restated Articles of Incorporation to effect a reverse split of our common stock, $0.001, par value per share (the “Common Stock”), at a ratio of 1-for-5 with all fractional shares rounded up to the next whole share (the “Reverse Stock Split”) was duly filed on December 21, 2012. Immediately prior to the Reverse Stock Split, we had 93,911,327 shares of Common Stock outstanding. After the Reverse Stock Split, we had 18,782,356 shares outstanding. Pursuant to the Reverse Stock Split, the number of authorized shares of our Common Stock was reduced from 100,000,000 to 20,000,000 shares of Common Stock. Each shareholder's percentage ownership interest in the Company and proportional voting power remained unchanged after the Reverse Stock Split except for minor changes and adjustments resulting from rounding up the fractional shares.

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

On January 6, 2014 the Company established a US based wholly-owned subsidiary, Yosen Trading, for the purpose of engaging primarily in international trade and wholesale business, initially with tile, kitchen cabinet, granite and marble products.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Reportable Operating Segments

In 2011, Sanhe closed all its 210 stores in stores, Joy & Harmony closed all its 196 stores in stores, and Letong closed its direct retail and franchise operation. In 2012, Yiwu closed all its 178 stores in stores, and Jinhua closed its logistics operations. As such, Sanhe, Letong, Yiwu and Jinhua were reported as discontinued operations in the financial statements.

The Company reports financial and operating information in continuing operations through two segments, mobile phones segment by Wang Da and Zhejiang and international trade by Yosen Trading:

a)	Mobile phones
b)	International trade

a)	Mobile phones

Wang Da focuses on distributing domestic brands mobile phones. Zhejiang focuses on distribution of Samsung and Apple brand products.

	Three Months Ended March 31,		Percentage
Mobile phones	2014	2013	Change
Revenue	$3,911,567	$3,633,954	7.6%
Gross Profit	$221,050	$145,003	5.8%
Profit Margin	5.7%	4.0%	1.7%
Operating Income (Loss)	$38,653	$(337,151)	111.5%

For the three months ended March 31, 2014, mobile phones segment generated revenue of $3,911,567, an increase of $277,613 or 7.6% compared to $3,633,954 for the three months ended March 31, 2013. The increase in revenue was primarily due to Zhejiang and Wang Da focusing on distribution of Samsung and Apple brand products, which are the most popular brands in mobile phone market, to stimulate sales.

Gross profit increased $76,047 or 5.8% from $145,003 for the three months ended March 31, 2013 to $221,050 for the three months ended March 31, 2014. Profit margin increased from 4.0% in the three months ended March 31, 2013 to 5.7% in the three months ended March 31, 2014, an increase of 1.7%.  The increase in gross profit was a result of the increase in sales.

Operating income was $38,653 for the three months ended March 31, 2014, an increase of $375,804 or 111.5% compared to operating loss of $(337,151) for the three months ended March 31, 2013. Operating loss decreased primarily due to the decrease in staff and store opening expenses.

b)	International Trade

Starting first quarter 2014, Yosen Trading is engaged in international trade and wholesale business, primarily selling tile, kitchen cabinet, granite and marble products in the New York Market.

Three Months Ended March 31, 2014
Revenue	$607,976
Gross Profit	113,530
Profit Margin	18.7%
Operating Income	113,389

Total Company

Net Sales

Net sales for the three months ended March 31, 2014 increased $885,589 or 24.4%, to $4,519,543 compared to $3,633,954 for the three months ended March 31, 2013. The increase was attributable to the increase of mobile phone sales from our PRC operating subsidiaries, as well as the new international trade business generating new revenue.

Percentage of Sales

In the first quarter 2014, the Company earned 50.1% of its sales from its retail and 49.9% from its wholesale operations compared to 96.0% from retail and 4.0% from wholesale in the first quarter 2013

Percentage of sales from retail and wholesale operations for each segment is as follows:

Percentage of sales from retail and wholesale operations for each segment is as follows in the first quarter 2014:

	Zhejiang	Wang Da	Yosen Trading	Total
Retail	100.0%	92.0%	19.1%	50.1%
Wholesale	-%	8.0%	80.9%	49.9%

Percentage of sales from retail and wholesale operations for each segment is as follows in the first quarter 2013:

	Zhejiang	Wang Da	Total
Retail	100.0%	92.0%	96.0%
Wholesale	-%	8.0%	4.0%

Cost of Sales

Cost of sales (“COS”) for the three months ended March 31, 2014 was $4,184,963 compared to $3,488,951 for the three months ended March 31, 2013, an increase of $696,012 or 19.9%. The increased COS for the three months was a result of the decrease in sales from the comparable period.

Gross Profit

Gross profit for the three months ended March 31, 2014 was $334,580 compared to gross profit of 145,003 for the three months ended March 31, 2013, an increase of 130.7%. The increased gross profit for the three months was due to increased sales.

Profit Margin

Profit margin for the three months ended March 31, 2014 was 7.4% compared to 4.0% for the three months ended March 31, 2013. The profit margin increase was mainly attributed to the higher profit margin in the new international trade segment.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A”) expenses for the three months ended March 31, 2014 were $306,327 or 6.8% of net sales, compared to $721,201 or 19.8% of net sales for the three months ended March 31, 2013, a decrease of 13.0% of sales. The decrease in SG&A expenses for the first quarter 2014 was primarily due to the decreases in staff cost and new store decoration expenses in Zhejiang.

Operating Income (Loss) from Continuing Operations

Operating income for the three months ended March 31, 2014 was $28,253 or 0.6% of net sales compared to operating loss of $(576,198) or (15.9)% of net sales for the three months ended March 31, 2013, an increase of 104.9%. Increased sales and lower operating expenses were the key factors for the decrease in operating loss from continuing operations during the three months ended March 31, 2014 compared to 2013.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2013 were $0 due to losses incurred by both Wang Da and Zhejiang. The provision for income taxes for the three months ended March 31, 2014 was $13,766 attributed to Yosen Trading.

Net Income (Loss) from Continuing Operations

Net income was $101,989 or 2.3% of net sales for the three months ended March 31, 2014 compared to $550,682 or (15.2)% of net sales for the three months ended March 31, 2013, an increase of 118.5%. Increased sales and lower operating expenses were the key factors for the decrease in net loss from continuing operations during the three months ended March 31, 2014 compared to 2013.

Net Loss from Discontinued Operations

Net loss from discontinued operations for the three months ended March 31, 2014 was $77,831 compared to $88,795 for 2013, a decrease of $10,964.

Net Income (Loss)

Net income was $24,158 for the three months ended March 31, 2014 compared to net loss of $(639,477) for the three months ended March 31, 2013, a decrease of 103.8%. The decrease in net loss was due to Zhejiang and Yosen Trading having net profit in the first quarter 2014.

Foreign Currency Translation Adjustments

The impact of foreign translation from our accounts in RMB to USD on Yosen’s operating results was not material. During the translation process, the assets and liabilities of all PRC subsidiaries are translated into USD at period-end exchange rates. The revenues and expenses are translated into USD at average exchange rates of the periods. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

	Three Months Ended March 31,
	2014	2013
RMB/$ exchange rate at period end	0.1623	0.1596
Average RMB/$ exchange rate for the periods	0.1635	0.1593

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated results of operations. As a result of the translation, Yosen recorded a foreign currency gain of $13,268 in the first quarter 2014 and $23,619 in 2013, which is a separate line item on the Statements of Operations and Comprehensive Loss.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations. Cash and equivalents were $1,489,571 at March 31, 2014, compared to $1,426,018 at December 31, 2013.

Our cash flows for the three month periods are summarized as follows:

	Three Months Ended March 31,
	2014	2013
Net cash provided by (used in) operating activities	$242,843	$(161,163)
Net cash used in financing activities	(163,516)	-
Effect of exchange rate change on cash and equivalents	(15,774)	33,252
Net increase (decrease) in cash and equivalents	63,553	(127,911)
Cash and equivalents at beginning of period	1,426,018	456,495
Cash and equivalents at end of period	$1,489,571	$328,584

Operating Activities

Net cash used in operating activities was $242,843 for the three months ended March 31, 2014 compared to $(161,163) for the three months ended March 31, 2013, a 250.7% increase.  Net cash used in operating activities was mainly attributable to several factors, including (i) a decrease in net loss of $663,635; (ii) increase in accounts payable of $349,317, (iii) increase in accrued expenses of $345,563, offset by the increase in inventories of $535,301, add back of stock compensation of $98,952.

	Three Months Ended March 31,		Percentage
	2014	2013	Change

Sales, Net	$4,519,543	$3,633,954	24.4%

Accounts receivable	$324,796	$448,821	(27.6)%

Accounts receivable decreased 27.6% in the first quarter of 2014 while sales increased 24.4%. Accounts receivable as a percentage of sales decreased due to the Company generated more revenue from retail customers rather than wholesale in 2014. Management monitors and periodically assesses the collectability of accounts receivable to ensure the allowance for bad debts account is reasonably estimated. Collection of accounts receivable is based on the terms of legal binding documents. Our accounts receivable department has periodically reviewed the allowance for doubtful accounts. The bad debts allowance is based on the aging of receivables, credit history and credit quality of the customers, the term of the contracts as well as the balance outstanding. If an account receivable item is considered probable to be uncollectible, it will be charged to bad debts immediately.

Cash and equivalents as of March 31, 2014 and December 31, 2013 were solely bank accounts in US and China. Specifically, cash and equivalents for each subsidiary as of March 31, 2014 and December 31, 2013 included:

Name of Entities	Region	Currency	March 31, 2014	December 31, 2013
Yosen	US entity	USD	933	135
Yosen Trading	US entity	USD	44,743	-
Zhejiang	Chinese entity	RMB	358,397	167,678
Yiwu	Chinese entity	RMB	8,516,999	8,526,143
Wang Da	Chinese entity	RMB	20,939	17,694
Jinhua	Chinese entity	RMB	258	458
Sanhe	Chinese entity	RMB	543	743

Cash equivalents held in the PRC subsidiaries are not freely transferrable outside the country. The amounts not freely transferable as of March 31, 2014 and December 31, 2013 were RMB 8,897,136 ($1,443,895) (unaudited) and RMB 8,712,716 ($1,425,883).

Capital Expenditures

We did not have any capital expenditure for the first three months of 2014 and 2013.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures as of March 31, 2014, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal controls identified in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of 2014 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, however, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.

Item 1A. Risk Factors.

There have been no material changes from the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for its year ended December 31, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibit No.	Document Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101	The following financial statements from China 3C Group’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2014 formatted in XBRL (extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Operations and Comprehensive Loss (unaudited); (iii) the Consolidated Statements of Cash Flows (unaudited); and, (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOSEN GROUP, INC.

Date: May 15, 2014	By:	/s/ Zhenggang Wang
Name: Zhenggang Wang
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 15, 2014	By:	/s/ Weiping Wang
Name: Weiping Wang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

