Form 10-Q
period 2014-06-30
Yosen Group, Inc.
filed 2014-08-14
CIK 1076784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2014

or

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

As of August 14, 2014, the registrant had 25,692,356 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current assets:
Cash and equivalents	$1,742,504	$1,426,018
Accounts receivable, net	664,575	214,260
Inventories, net	2,044,747	1,490,415
Advances to suppliers	459,330	756,779
Prepaid expenses and other current assets	71,473	40,334
Total current assets	4,982,629	3,927,806

Property and equipment, net	38,357	41,575
Total assets	$5,020,986	$3,969,381

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Short-term loans	$2,436,964	$2,618,487
Notes payable	1,380,946	1,391,071
Accounts payable	296,319	217,670
Accrued expenses and other payable	619,295	197,893
Advances from related party	81,001	-
Advance from stock subscription	368,000	-
Income tax payable	870,226	839,757
Total current liabilities	6,052,751	5,264,878
Long-term loan	487,393	490,966
Total liabilities	6,540,144	5,755,844

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,692,356 and 23,542,527 issued and outstanding as of June 30, 2014 and December 31, 2013	25,692	23,542
Additional paid-in capital	26,140,153	25,918,351
Subscription receivable	(50,000)	(50,000)
Statutory reserve	11,542,623	11,542,623
Other comprehensive income	7,914,999	7,903,271
Accumulated deficit	(47,092,625)	(47,124,250)
Total stockholders' deficit	(1,519,158)	(1,786,463)
Total liabilities and stockholders' deficit	$5,020,986	$3,969,381

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

SIX MONTHS ENDED JUNE 30, 2014 and 2013 (UNAUDITED)

	2014	2013

Net sales	$7,316,160	$5,997,873
Cost of sales	6,695,838	5,686,765
Gross profit	620,322	311,108
Selling, general and administrative expenses	576,361	1,227,541
Income (loss) from continuing operations	43,961	(916,433)
Other (income) expense:
Interest income	(129)	(5,009)
Other income	(214,439)	(36,218)
Other expense	40,975	9,841
Total other income	(173,593)	(31,386)

Income (loss) from continuing operations before income taxes	217,554	(885,047)
Provision for income taxes	38,953	-
Net income (loss) from continuing operations	178,601	(885,047)

Net loss from discontinued operations, net of income taxes	(146,975)	(168,649)

Net income (loss)	31,626	(1,053,696)

Foreign currency translation adjustments	11,727	23,211
Comprehensive income (loss)	$43,353	$(1,030,485)

Basic and diluted income (loss) per share:
Continuing operations	0.01	(0.05)
Discontinued operations	(0.01)	(0.01)
Net loss per share	$-	$(0.06)

Weighted average shares outstanding:
Basic and Diluted	25,570,533	18,782,356

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED JUNE 30, 2014 and 2013 (UNAUDITED)

	2014	2013

Net sales	$3,053,135	$2,834,839
Cost of sales	2,762,071	2,663,198
Gross profit	291,064	171,641
Selling, general and administrative expenses	288,149	546,646
Income (loss) from continuing operations	2,915	(375,005)
Other (income) expense:
Interest income	(55)	(121)
Other income	(113,170)	(23,055)
Other expense	26,127	5,390
Total other income	(87,098)	(17,786)

Income (loss) from continuing operations before income taxes	90,013	(357,219)
Provision for income taxes	25,187	-
Net income (loss) from continuing operations	64,826	(357,219)

Net loss from discontinued operations, net of income taxes	(57,358)	(57,000)

Net income (loss)	7,468	(414,219)

Foreign currency translation adjustments	1,541	(408)
Comprehensive income (loss)	$9,009	$(414,627)

Basic and diluted income (loss) per share:
Continuing operations	-	(0.02)
Discontinued operations	-	-
Net loss per share	$-	$(0.02)

Weighted average shares outstanding:
Basic and Diluted	25,598,400	18,782,356

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2014 and 2013 (UNAUDITED)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$31,626	$(1,053,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,086	5,193
Stock based compensation	186,452	206,667
(Increase) decrease in assets:
Accounts receivable	(452,025)	476,786
Inventories	(566,606)	172,103
Prepaid expenses and other current assets	(31,579)	161,742
Advance to suppliers	292,864	(1,590,403)
Advance to related party	-	501,814
Increase (decrease) in current liabilities:
Accounts payable	79,958	(264,988)
Accrued expenses and other payable	411,290	227,027
Advance from related party	81,205	733,291
Income tax payable	36,575	10,976
Net cash provided by (used in) operating activities	84,846	(413,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from stock subscription	368,000	-
Repayment of short term loans	(162,874)	-
Net cash provided by financing activities	205,126	-

Effect of exchange rate changes on cash and equivalents	26,514	38,233

Net decrease in cash	316,486	(375,255)
Cash and equivalents, beginning of period	1,426,018	456,495
Cash and equivalents, end of period	$1,742,504	$81,240

Supplemental disclosure of cash flow information:
Interest paid	$135,065	$88,936
Income taxes paid	$-	$56,489

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

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

ORGANIZATIONAL CHART

Our corporate structure as of June 30, 2014 is as follows:

* These entities ceased operation as of December 31, 2011.

** These entities ceased operation as of December 31, 2012.

*** This entity ceased operation as of June 30, 2014

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company realized net loss of $3,626,688 and $15,866,999 for 2013 and 2012, respectively. The Company had accumulated deficit of $47,092,625 as of June 30, 2014. In addition, the Company’s cash position substantially deteriorated since 2010. There can be no assurance the Company will become profitable or that it will survive as a public company. These issues raise substantial doubt regarding the Company’s ability to continue as a going concern.

Starting 2011, we closed most of our stores in stores locations and laid off most of our employees. We retained highly qualified personnel and a small number of stores with stable revenues. As a result, we significantly cut our operating expenses and our losses are decreasing over time. We are now concentrating on improving our product mix, upgrading the stores that are currently open and strengthening cooperation with China Telecom, China Unicom and other large state-owned operators to develop new businesses.

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

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts was $788,856 (unaudited) and $745,714 as of June 30, 2014 and December 31, 2013, respectively.

Inventories, net

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of June 30, 2014 and December 31, 2013, inventory consisted entirely of finished goods.

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

Automotive	5 years
Office Equipment	5 years

As of June 30, 2014 and December 31, 2013, property and equipment consisted of the following:

	2014	2013
	(Unaudited)
Automotive	$62,793	$63,254
Office equipment	183,303	184,007
Subtotal	246,096	247,261
Less: accumulated depreciation	(207,739)	(205,686)
Total	$38,357	$41,575

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360 “Property, Plant and Equipment”, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2014 (unaudited) and December 31, 2013, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the Company disclose estimated fair values (“FVs”) of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of FV.

Revenue Recognition

In accordance with FASB ASC Topic 605, “Revenue Recognition,” the Company recognizes revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed and determinable, and collectability of the resulting receivable is reasonably assured.

(a) Zhejiang

Zhejiang records revenues when title and the risk of loss pass to the customer.  Generally, these conditions occur on the date the customer takes delivery of the product.  Revenue is generated from sales of Yosen products through two main revenue streams:

1.	Retail. 95.2%, 96.2% 97.6% and 98.1% of the Company's revenue came from sales to customers at outlets installed inside department stores (i.e., store in store model) during the three and six months ended June 30, 2014 and 2013, respectively and is mainly achieved through point of sale transfer of ownership. Under this method, the Company’s products are placed in third party stores and sold by the Company’s sales people. Upon purchase of the item by the customer, the Company relieves its inventory and recognizes revenue related to that item.

2.	Wholesale. 4.8%, 3.8%, 3.4% and 1.9% of the Company's revenue came from wholesale during three and six months ended June 30, 2014 and 2013, respectively. Recognition of income in wholesale is based on the contract terms. All wholesale payments were made at the point of sale. Upon purchase of the item by the customer, the Company relieves its inventory and recognizes revenue related to that item.

Sales revenue is therefore recognized on the following basis:

1.	Store in store:

Goods are sold at customer outlets which the Company’s sales people operate, and inventory of goods is under joint control by the outlets and the Company, revenue is recognized at the point of sale to the end buyer. Yosen has title and owns the inventory under joint control. Such joint controlled inventory is included in Yosen’s financial statements.

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

(b) Yosen Trading

Yosen Trading records revenue when merchandise is delivered to the customers.  During the three and six months ended June 30, 2014, Yosen trading had 28.3% and 23.7% of revenue from retail and 71.7% and 76.3% from wholesale.

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

Shipping and Handling Fees

The Company follows FASB ASC Sub-topic 605-45, “Handling Costs, Shipping Costs.”  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of general and administrative expenses which were $349, $1,259, $543 and $5,611 for the three and six months ended June 30, 2014 and 2013, respectively.

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

Management Fees Paid to the Department Stores Under “Store in Store” Model

Under the “store in store” business operation model, the Company may pay management fees to the department stores, which are in the form of service charges. The management fees are reflected in general and administrative expenses. Such management fees were $18,956 and $26,291, $25,802 and $44,042 in general and administrative expenses for the three and six months ended June 30, 2014 and 2013, respectively.

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $0 and $7,148, respectively for three and six months ended June 30, 2013. There was no advertising expense for the three and six months ended June 30, 2014.

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

Basic and Diluted Earnings (Loss) per Share

Loss per share is calculated in accordance with FASB ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (losses) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. If convertible shares and stock options are anti-dilutive, the impact of conversion is not included in the diluted net income (loss) per share. Excluded from the calculation of diluted earnings (loss) per share for the three months ended June 30, 2014 and 2013 were 10,000 options, as they were not dilutive.

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

Note 3 – SHORT-TERM LOANS

As of June 30, 2014 and December 31, 2013, short-term loans consisted of the following:

	2014	2013
	(Unaudited)
Bank loan from Bank of Chouzhou, dated July 16, 2013, due on July 15, 2014, with an annual interest rate of 6.6% payable monthly, personally guaranteed by the CEO*	$812,321	$818,277

Bank loan from Bank of Chouzhou, dated July 17, 2013, due on July 16, 2014, with an annual interest rate of 6.6% payable monthly, personally guaranteed by the CEO**	1,624,623	1,636,554

Bank loan from Bank of Hangzhou, dated September 24, 2013, due on March 21, 2014, with an annual interest rate of 12.0% payable monthly	-	163,656
	$2,436,964	$2,618,487

*Bank loan of $812,321 was renewed on July 16, 2014. The new loan is due on July 15, 2015, with an annual interest rate of 6.9% payable monthly, personally guaranteed by the CEO.

 **Bank loan of $1,634,623 was repaid without renewal. The repayment was financed by a promissory note of $1,624,623 issued by Bank of Chouzhou, dated July 16, 2014, due on January 16, 2014, bearing zero interest.

Note 4 - NOTES PAYABLE

The company issued two promissory notes for $736,448 and $654,623 to Bank of Chouzhou, on July 17, 2013 and July 18, 2013, respectively, for inventory purchase. The notes bear zero interest and matured on January 17, 2014. The promissory notes were renewed in 2014 and the new terms are as follows as of June 30, 2014 and December 31, 2013:

	2014	2013
	(Unaudited)
Promissory note issued by Bank of Chouzhou, dated February 13, 2014, due on August 13, 2014, bearing zero interest	$324,929	$-

Promissory note issued by Bank of Chouzhou, dated July 17, 2013, due on January 17, 2014, bearing zero interest	-	736,448

Promissory note issued by Bank of Chouzhou, dated February 16, 2014, due on August 15, 2014, bearing zero interest	389,914	-

Promissory note issued by Bank of Chouzhou, dated July 18, 2013, due on January 17, 2014, bearing zero interest	-	654,623

Promissory note issued by Bank of Chouzhou, dated February 17, 2014, due on August 15, 2014, bearing zero interest	666,103	-
	$1,380,946	$1,391,071

Note 5 – ACCRUED EXPENSES AND OTHER PAYABLE

As of June 30, 2014 and December 31, 2013, accrued expenses and other payable consisted of the following:

	2014	2013
	(Unaudited)
Accrued expenses	$247,076	$197,893

Other payable	372,219	-
	$619,295	$197,893

Accrued expenses primarily represent accruals for general and administrative expenses. Other payable is a loan from an unrelated party which is likely to convert to equity in the future. It is currently presented as a current liability on the accompanying consolidated balance sheets.

Note 6 – ADVANCES FROM RELATED PARTY

Advances from related party represent cash advanced from the CEO for working capital purposes. These advances do not have formal repayment terms or arrangements.

Note 7 – ADVANCE FROM STOCK SUBSCRIPTION

Advance from stock subscription represents funds received from a potential equity investor. This advance is personally secured by a number of Company shares held by the Company's CEO. Currently, there is no agreement in writing and this advance is treated as a loan on the accompanying consolidated balance sheets. Per a verbal agreement, if the Company becomes profitable in the current year, the investor will convert this loan to equity and the Company will issue shares to him. The number of shares and the share price are not yet determined. If on the other hand the Company incurs losses during the current year, the CEO will transfer his shares currently held as security, to the investor and treat such transfer of shares as a gift to the Company.

Note 8 – LONG-TERM LOAN

As of June 30, 2014 and December 31, 2013, long-term loan consisted of the following:

	2014	2013
	(Unaudited)
Bank loan from Bank of Hangzhou, dated July 11, 2013, due on July 8, 2016, with an annual interest rate of 7.38% payable monthly	$487,393	$490,966
	$487,393	$490,966

Note 9 - COMMON STOCK

On August 23, 2013, the Company consummated the sale of 2,000,000 Units to two investors with each Unit consisting of: (i) one share of common stock, $0.001 par value per share (the "Common Stock"), of the Company and (ii) a three-year warrant (“Warrant”) to purchase one share of Common Stock of the Company at an exercise price of US$0.25 per share, for an aggregate total purchase price of $500,000. Pursuant to the agreement, 2,000,000 shares of Common Stock and 2,000,000 Warrant were issued in 2013. The Common Stock was valued at $320,000 using the market price of $0.16 per share at the grant date. The Warrant was valued using Black-Scholes option pricing model at the grant date with a FV of $320,000, see Note 6 for the assumptions used in valuing the Warrant. The FV of Warrant was credited to the additional paid in capital as these are equity instruments. On May 28, 2014, warrants to purchase 150,000 shares of common stock were exercised. As a result, 150,000 shares of common stock were issued accordingly.

On December 30, 2013, the Company issued 2,760,000 shares of common stock, under the 2012 Plan to two consultants. The common stock was valued at grant date with a FV of $828,000, which was recognized as stock based compensation expensed in 2013.

Note 10 - STOCK WARRANTS, OPTIONS, AND COMPENSATION

Stock options - Options issued have a ten-year life and were fully vested upon issuance. The option holder has no voting or dividend rights. The grant price was the market price at the date of grant. The Company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the date of grant stock option pricing.

Outstanding options and warrants by exercise price consisted of the following as of June 30, 2014:

Outstanding					Exercisable
Exercise Price	Number of Shares		Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options:
$20.80	10,000	(1)	2.50	$20.80	10,000	$20.80
Warrants:
$0.25	1,850,000	(2)	2.15	$0.25	1,850,000	$0.25

(1) During the three months ended 2014 and 2013, the Company did not issue any stock options. The 10,000 stock options outstanding as of June 30, 2014 were issued in 2007 to our former director Mr. Kenneth Berents, have a 10 year term and vested immediately upon issuance.

(2) In August 2013, the Company issued stock warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.25 in conjunction with the common stock offering. The stock warrants expire on August 23, 2016. On May 28, 2014, warrants to purchase 150,000 shares of common stock were exercised.

Note 11 - INCOME TAXES

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

The components of deferred tax assets and liabilities as of June 30, 2014 (unaudited) and December 31, 2013 were as follows:

	2014	2013
	(Unaudited)
Deferred tax assets:
U.S. net operating losses	$-	$556,942
PRC net operating losses	36,763	450,971
Total deferred tax assets	36,763	1,007,913
Less valuation allowance	(36,763)	(1,007,913)
	$-	$-

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate for the three months ended June 30, 2014 and 2013 is as follows:

	2014	2013
Tax (Credit) at US Statutory Rate	34.0%	(34.0)%
Tax rate difference	(2.5)%	4.2%
State, net of federal	34.7%	-%
Valuation allowance	43.9%	29.8%
Utilization of NOL	(50.9)%	-%
Other	17.9%	-%
Effective rate	77.1%	-%

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate for the six months ended June 30, 2014 and 2013 is as follows:

	2014	2013
Tax (Credit) at US Statutory Rate	34.0%	(34.0)%
Tax rate difference	(7.3)%	4.7%
State, net of federal	32.3%	-%
Valuation allowance	52.0%	29.3%
Utilization of NOL	(72.4)%	-%
Other	16.6%	-%
Effective rate	55.2%	-%

Note 12 - COMMITMENTS

The Company leases office facilities under operating leases that terminate through 2014. Rent expense for the three and six months ended June 30, 2014 was zero. Rent expense for the three and six months ended June 30, 2013 was $60,050. The future minimum obligation under these agreements is $26,807 as of June 30, 2014.

Note 13 - STATUTORY RESERVE

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

Statutory reserve funds are restricted to offset against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2014, the Company had allocated $11,542,623 to these non-distributable reserve funds.

Note 14 – DISCONTINUED OPERATIONS

In 2011, Sanhe closed all its 210 stores in stores, Joy & Harmony closed all its 196 stores in stores, and Letong closed its direct retail and franchise operation. All three entities ceased operation as of December 31, 2011. In 2012, Yiwu closed all its 178 stores in stores, and Jinhua ceased its logistics operation. In the second quarter 2014, Wang Da closed all its stores in stores. As such, all with the exception of Joy & Harmony which dissolved in 2013, met the conditions to be reported as discontinued operations in the financial statements, and accordingly, the results of operations have been reclassified for all periods to conform to the current period's presentation.

The following table summarizes the assets and liabilities of the discontinued operations as of June 30, 2014 (unaudited) and December 31, 2013 included in the Consolidated Balance Sheets:

	2014	2013
Cash	1,388,899	1,398,576
Inventories	129,139	44,717
Prepaid expenses and other assets	21,486	-
Advance to suppliers	821	51,952
Advance to related parties	127,481	-
Property, plant and equipment	25,674	26,328
Total assets	1,693,500	1,521,573

Short-term loans	2,436,964	2,454,831
Notes payable	1,380,946	1,391,071
Income tax payable	853,177	808,460
Accounts payable	-	19,263
Other payable	20,660	157,580
Total liabilities	4,691,747	4,831,205

Net assets	$(2,998,247)	$(3,309,632)

The following table summarizes the operating results of the discontinued operations for the three and six months ended June 30, 2014 and 2013 included in the Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited):

	Three Months Ended June 30,
	2014	2013
Sales, net	$86,582	$277,820
Cost of sales	85,427	275,997
Gross profit	1,155	1,823
General and administrative expenses	17,531	34,074
Loss from discontinued operations	(16,376)	(32,251)
Other expense	(40,982)	(24,749)
Loss before income taxes	(57,358)	(57,000)
Provision for income taxes	-	-
Net loss from discontinued operations, net of income tax	$(57,358)	$(57,000)

	Six Months Ended June 30,
	2014	2013
Sales, net	$343,100	$748,740
Cost of sales	336,623	741,381
Gross profit	6,477	7,359
General and administrative expenses	43,065	99,202
Loss from discontinued operations	(36,588)	(91,843)
Other expense	(110,387)	(76,806)
Loss before income taxes	(146,975)	(168,649)
Provision for income taxes	-	-
Net loss from discontinued operations, net of income tax	$(146,975)	$(168,649)

Note 15 - OTHER COMPREHENSIVE INCOME

Other comprehensive income as included in stockholders’ deficit for the three months ended June 30, 2014 and 2013, represents foreign currency translation adjustment.

Note 16 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

Note 17 - MAJOR CUSTOMERS, VENDORS AND CREDIT RISK

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

During the three months ended June 30, 2014, four customers accounted for more than 10% of the Company’s sales, representing 17.2%, 13.7%, 12.9% and 12.0%, respectively of the Company’s sales. During the six months ended June 30, 2014, four customers accounted for more than 10% of the Company’s sales, representing 24.4%, 14.6%, 12.7% and 12.4%, respectively of the Company’s sales. As of June 30, 2014, one customer comprised more than 10% of the Company’s accounts receivable, representing 14.3%. Two vendors comprised more than 10% of the Company’s accounts payable, representing 17.4% and 10.8% of the Company’s accounts payable.

Note 18 - SEGMENT INFORMATION

In 2013, we only had one segment – mobile phones operated by Zhejiang. Zhejiang focuses on distributing Samsung and Apple brand products. Zhejiang’s operation was reported in “Mobile Phones” segment in 2013, as disclosed in the Consolidated Statements of Operations and Comprehensive Loss.

In January 2014, we established Yosen Trading which focuses on international trade and wholesale business. As a result, we have two reportable segments - mobile phones and international trade, disclosed as required by FASB ASC Topic 280, “Segment Reporting.”

The following table presents summarized information by segment:

	Three Months Ended June 30, 2014 (Unaudited)
	Mobile	International
	Phones	Trade	Other	Total
Sales, net	$2,464,488	$588,647	$-	$3,053,135
Cost of sales	2,288,824	473,247	-	2,762,071
Gross profit (loss)	175,664	115,400	-	291,064
Selling, general and administrative expenses	(196,605)	(3,220)	(88,324)	(288,149)
Income (loss) from continuing operations	(20,941)	112,180	(88,324)	2,915
Other Income (expenses)	87,390	(292)	-	87,098
Provision for income taxes	-	(17,175)	(8,012)	(25,187)
Net income from continuing operations	66,449	94,713	(96,336)	64,826
Net loss from discontinued operations	-	-	(57,358)	(57,358)
Net income	$66,449	$94,713	$(153,694)	$7,468

	Six Months Ended June 30, 2014 (Unaudited)
	Mobile	International
	Phones	Trade	Other	Total
Sales, net	$6,119,537	$1,196,623	$-	$7,316,160
Cost of sales	5,728,145	967,693	-	6,695,838
Gross profit (loss)	391,392	228,930	-	620,322
Selling, general and administrative expenses	(360,886)	(3,361)	(212,114)	(576,361)
Income from continuing operations	30,506	225,569	(212,114)	43,961
Other Income (expense)	174,162	(350)	(219)	173,593
Provision for income taxes	-	(34,571)	(4,382)	(38,953)
Net income from continuing operations	204,668	190,648	(216,715)	178,601
Net loss from discontinued operations	-	-	(146,975)	(146,975)
Net income	$204,668	$190,648	$(363,690)	$31,626

	June 30,	December 31,
Total Assets	2014	2013
	(Unaudited)

Mobile Phones	$2,658,538	$2,064,892
International Trade	567,185	-
Other	1,795,263	1,904,489
	$5,020,986	$3,969,381

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

On July 6, 2009, Yosen’s subsidiaries, Zhejiang and Yiwu completed acquisition of Jinhua, a company organized under the laws of the PRC. Zhejiang acquired 90% and Yiwu acquired 10% of the equity interests in Jinhua from the shareholders of Jinhua for RMB120,000,000 ($17,500,000) in cash.

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

Following the filing of the Name Change Amendment, we changed our stock symbol to “YOSN” effective as of the opening of trading on January 30, 2013 on the OTCBB.

On January 6, 2014 the Company established a US based wholly-owned subsidiary, Yosen Trading, for the purpose of engaging primarily in international trade and wholesale business, initially with tile, kitchen cabinet, granite and marble products.

Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013

Reportable Operating Segments

In 2011, Sanhe closed all its 210 stores in stores, Joy & Harmony closed all its 196 stores in stores, and Letong closed its direct retail and franchise operation. In 2012, Yiwu closed all its 178 stores in stores, and Jinhua closed its logistics operations. In 2014, Wang Da closed all its store in stores. As such, Sanhe, Letong, Yiwu, Jinhua and Wang Da were reported as discontinued operations in the financial statements.

The Company reports financial and operating information in continuing operations through two segments, mobile phones segment by Zhejiang and international trade by Yosen Trading:

a)	Mobile phones
b)	International trade

a)	Mobile phones

Zhejiang focuses on distribution of Samsung and Apple brand products.

	Three Months Ended June 30,		Percentage
Mobile phones	2014	2013	Change
Revenue	$2,464,488	$2,834,839	(13.1)%
Gross Profit	$175,664	$171,641	2.3%
Profit Margin	7.1%	6.1%	1.0%
Operating Loss	$(20,941)	$(186,605)	88.8%

	Six Months Ended June 30,		Percentage
Mobile phones	2014	2013	Change
Revenue	$6,119,537	$5,997,873	2.0%
Gross Profit	$391,392	$311,108	25.8%
Profit Margin	6.4%	5.5%	0.9%
Operating Income (Loss)	$30,505	$(488,985)	-%

For the three months ended June 30, 2014, Mobile phones generated revenue of $2,464,488, a decrease of $370,351 or 13.1% compared to $2,834,839 for the three months ended June 30, 2013. The decrease in revenue was primarily due to lack of new products introduced by Apple and Samsung in the second quarter of 2014. For the six months ended June 30, 2014, Mobile phones generated revenue of $6,119,537, an increase of $121,664 or 2.0% compared to $5,997,873 for the six months ended June 30, 2013.

Gross profit increased $4,023 or 2.3% from $171,641 for the three months ended June 30, 2013 to $175,664 for the three months ended June 30, 2014. Profit margin increased from 6.1% in the three months ended June 30, 2013 to 7.1% in the three months ended June 30, 2014, an increase of 1.0%.  Gross profit increased $80,284 or 25.8% from $311,108 for the six months ended June 30, 2013 to $391,392 for the six months ended June 30, 2014. Profit margin increased from 5.5% in the six months ended June 30, 2013 to 6.4% in the six months ended June 30, 2014, an increase of 0.9%.

Operating loss was $20,941 for the three months ended June 30, 2014, a decrease of $165,664 or 88.8% compared to $186,605 for the three months ended June 30, 2013. Operating loss was $488,985 for the six months ended June 30, 2013, compared to operating income of $30,505 for the six months ended June 30, 2014. Operating loss decreased primarily due to control on general and administrative expenses to cut losses.

b)	International Trade

Starting first quarter 2014, Yosen Trading is engaged in international trade and wholesale business, primarily selling tile, kitchen cabinet, granite and marble products in the New York Market.

Three Months Ended June 30, 2014
Revenue	$588,647
Gross Profit	$115,400
Profit Margin	19.6%
Operating Income	$112,180

Six Months Ended June 30, 2014
Revenue	$1,196,623
Gross Profit	$228,930
Profit Margin	19.1%
Operating Income	$225,569

Total Company

Net Sales

Net sales for the three months ended June 30, 2014 increased by 7.7%, to $3,053,135 compared to $2,834,839 for the three months ended June 30, 2013. Net sales for the six months ended June 30, 2014 increased by 22.0%, to $7,316,160 compared to $5,997,873 for the six months ended June 30, 2013. The increase was primarily attributable to the new revenue generated from the international trade business.

Percentage of Sales

Percentage of sales from retail and wholesale operations for each segment is as follows in the three months ended June 30, 2014:

	Mobile Phones	International Trade	Total
Retail	95.2%	28.3%	61.7%
Wholesale	4.8%	71.7%	38.3%

Percentage of sales from retail and wholesale operations for each segment is as follows in the six months ended June 30, 2014:

	Mobile Phones	International Trade	Total
Retail	97.6%	23.7%	60.6%
Wholesale	2.4%	76.3%	39.4%

Percentage of sales from retail and wholesale operations for each segment is as follows in the three months ended June 30, 2013:

	Mobile Phones	International Trade	Total
Retail	96.2%	-%	96.2%
Wholesale	3.8%	-%	3.8%

Percentage of sales from retail and wholesale operations for each segment is as follows in the six months ended June 30, 2013:

	Mobile Phones	International Trade	Total
Retail	98.1%	-%	98.1%
Wholesale	1.9%	-%	1.9%

Cost of Sales

Cost of sales (“COS”) for the three months ended June 30, 2014 was $2,762,071 compared to $2,663,198 for the three months ended June 30, 2013, an increase of 3.7%. COS for the six months ended June 30, 2014 was $6,695,838 compared to $5,686,765 for the six months ended June 30, 2013, an increase of 17.7%. The decreased COS for the three and six months was a result of the increase in sales from the comparable periods.

Gross Profit

Gross profit for the three months ended June 30, 2014 was $291,064 compared to gross profit of $171,641 for the three months ended June 30, 2013, an increase of 69.6%. Gross profit for the six months ended June 30, 2014 was $620,322 compared to gross profit of $311,108 for the six months ended June 30, 2013, an increase of 99.4%. The increased gross profit for the three and six months ended June 30, 2014 was due to gross profit generated from the international trade business.

Profit Margin

Profit margin for the three months ended June 30, 2014 was 9.5% compared to 6.1% for the three months ended June 30, 2013. Profit margin for the six months ended June 30, 2014 was 8.5% compared to 5.2% for the six months ended June 30, 2013. The profit margin increase was mainly attributed to newly established international trade business having a higher profit margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2014 were $288,149 or 9.4% of net sales, compared to $546,646 or 19.3% of net sales for the three months ended June 30, 2013, a decrease of 47.3% of sales. Selling, general and administrative expenses for the six months ended June 30, 2014 were $576,361 or 7.9% of net sales, compared to $1,227,541 or 20.5% of net sales for the six months ended June 30, 2013, a decrease of 53.0% of sales. The decrease in selling, general and administrative expenses was primarily due to decrease in staff related cost and store management fees.

Operating Income (Loss) from Continuing Operations

Operating income for the three months ended June 30, 2014 was $2,915 or 0.1% of net sales compared to operating loss of $375,005 or (13.2)% of net sales for the three months ended June 30, 2013. Operating income for the six months ended June 30, 2014 was $43,961 or 0.6% of net sales compared to operating loss of $916,433 or (15.3)% of net sales for the six months ended June 30, 2013. higher gross profit and lower operating expense was the key factors for the decrease in operating loss from continuing operations during the three and six months ended June 30, 2014 compared to 2013.

Provision for Income Taxes

The provision for income taxes for the three and six months ended June 30, 2013 were $0 due to losses incurred by Zhejiang. The provision for income taxes the three and six months ended June 30, 2014 were $25,187 and $38,953 attributed to Yosen Trading.

Net Income (Loss) from Continuing Operations

Net income from continuing operations was $64,826 or 2.9% of net sales for the three months ended June 30, 2014 compared to net loss of $357,219 or (12.6)% of net sales for the three months ended June 30, 2013. Net income from continuing operations was $178,601 or 2.4% of net sales for the six months ended June 30, 2014 compared to net loss of $885,047 or (14.8)% of net sales for the six months ended June 30, 2013. Higher gross profit and lower operating expenses was the key factors for the decrease in net loss from continuing operations during the three and six months ended June 30, 2014 compared to 2013.

Net Loss from Discontinued Operations

Net loss from discontinued operations for the three months ended June 30, 2014 was $57,358 compared to $57,000 for 2013, an increase of $358. Net loss from discontinued operations for the six months ended June 30, 2014 was $146,975 compared to $168,649 for 2013, a decrease of $21,674. Net Loss from discontinued operations remained flat.

Net Income (Loss)

Net income was $7,468 for the three months ended June 30, 2014 compared to net loss $414,219 for the three months ended June 30, 2013. Net income was $31,626 for the six months ended June 30, 2014 compared to net loss of $1,053,696 for the six months ended June 30, 2013. The decrease in net loss was due to decrease in operating expenses as well as additional income attributable to Yosen Trading in 2014.

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

	Six Months Ended June 30,
	2014	2013
RMB/$ exchange rate at period end	0.1625	0.1618
Average RMB/$ exchange rate for the periods	0.1629	0.1605

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated results of operations. As a result of the translation, Yosen recorded a foreign currency gain of $1,541 in the three months ended June 30, 2014 and a foreign currency loss of $(408) in the comparable period in 2013. Yosen recorded a foreign currency gain of $11,727 in the six months ended June 30, 2014 and $23,211 in 2013, which is a separate line item on the Statements of Operations and Comprehensive Loss.

Liquidity and Capital Resources

During the six months ended June 30, 2014, cash has been mostly generated from financing activities. Operations and liquidity needs are funded primarily through cash flows from bank loans. Cash and equivalents were $1,742,504 at June 30, 2014, compared to $1,426,018 at December 31, 2013.

Our cash flows for the six month periods are summarized as follows:

	Six Months Ended June 30,
	2014	2013
Net cash provided by (used in) operating activities	$84,846	$(413,488)
Net cash provided by financing activities	205,126	-
Effect of exchange rate change on cash and equivalents	26,514	38,233
Net increase (decrease) in cash and equivalents	316,486	(375,255)
Cash and equivalents at beginning of period	1,426,018	456,495
Cash and equivalents at end of period	$1,742,504	$81,240

Operating Activities

Net cash provided by operating activities was $84,846 for the six months ended June 30, 2014 compared to $413,488 used in operating activities for the six months ended June 30, 2013.  Net cash used in operating activities was mainly attributable to several factors, including (i) decrease in net loss of $1,085,322, (ii) decrease in advance to suppliers of $292,864, (iii) increase in accrued expenses and other payables of $791,290, offset by the increase in accounts receivable of $452,025 and inventories of $566,606, add back of stock compensation of $186,452.

	Six Months Ended June 30,		Percentage
	2014	2013	Change

Sales, Net	$7,316,160	$5,997,873	22.0%

Accounts receivable	$664,575	$214,260	210.2%

Accounts receivable increased 210.2% in the first six months of 2014 while sales increased 22.0%. Accounts receivable as a percentage of sales increased primarily due to the increase of accounts receivable in international trade business. Management monitors and periodically assesses the collectability of accounts receivable to ensure the allowance for bad debts account is reasonably estimated. Collection of accounts receivable is based on the terms of legally binding documents. Our accounts receivable department has periodically reviewed the allowance for doubtful accounts. The bad debts allowance is based on the aging of receivables, credit history and credit quality of the customers, the term of the contracts as well as the balance outstanding. If an account receivable item is considered probable to be uncollectible, it will be charged to bad debts accordingly.

Cash and equivalents as of June 30, 2014 and December 31, 2013 were solely bank accounts in US and China. Specifically, cash and equivalents for each subsidiary as of June 30, 2014 and December 31, 2013 included:

Name of Entities	Region	Currency	June 30, 2014	December 31, 2013
Yosen	US entity	USD	230,697	135
Yosen Trading	US entity	USD	100,956	-
Zhejiang	Chinese entity	RMB	135,114	167,678
Yiwu	Chinese entity	RMB	8,531,049	8,526,143
Wang Da	Chinese entity	RMB	17,104	17,694
Jinhua	Chinese entity	RMB	258	458
Sanhe	Chinese entity	RMB	543	743

Cash equivalents held in the PRC subsidiaries are not freely transferrable outside the country. The amounts not freely transferable as of June 30, 2014 and December 31, 2013 were RMB 8,684,068 ($1,410,851) (unaudited) and RMB 8,712,716 ($1,425,883).

Capital Expenditures

We did not have any capital expenditures for the first six months of 2014 and 2013.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures as of June 30, 2014, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal controls identified in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first six months of 2014 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

YOSEN GROUP, INC.

Date: August 14, 2014	By:	/s/ Zhenggang Wang
Name: Zhenggang Wang
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 14, 2014	By:	/s/ Weiping Wang
Name: Weiping Wang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101	The following financial statements from China 3C Group’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Operations and Comprehensive Loss (unaudited); (iii) the Consolidated Statements of Cash Flows (unaudited); and, (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

