Form 10-Q
period 2014-09-30
Yosen Group, Inc.
filed 2014-11-14
CIK 1076784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2014

or

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

Yes  ☐   No  ☒

As of November 14, 2014, the registrant had 23,692,356 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current assets:
Cash and equivalents	$1,523,345	$1,426,018
Accounts receivable, net	557,576	214,260
Inventories, net	1,485,281	1,490,415
Advances to suppliers	1,013,218	756,779
Advances to related party	152,974	-
Prepaid expenses and other current assets	62,178	40,334
Total current assets	4,794,572	3,927,806

Property and equipment, net	39,758	41,575
Total assets	$4,834,330	$3,969,381

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Short-term loans	$958,820	$2,618,487
Notes payable	3,006,468	1,391,071
Accounts payable	336,263	217,670
Accrued expenses and other payable	572,752	197,893
Advances from customers	33,668	-
Advance from stock subscription	368,000	-
Income tax payable	939,274	839,757
Total current liabilities	6,215,245	5,264,878
Long-term loan	487,535	490,966
Total liabilities	6,702,780	5,755,844

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized, 23,692,356 and 23,542,527 issued and outstanding as of September 30, 2014 and December 31, 2013	23,692	23,542
Additional paid-in capital	26,229,653	25,918,351
Subscription receivable	(50,000)	(50,000)
Statutory reserve	11,543,063	11,542,623
Other comprehensive income	7,914,222	7,903,271
Accumulated deficit	(47,529,080)	(47,124,250)
Total stockholders' deficit	(1,868,450)	(1,786,463)
Total liabilities and stockholders' deficit	$4,834,330	$3,969,381

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

	2014	2013

Net sales	$9,751,693	$8,195,022
Cost of sales	8,979,577	7,764,426
Gross profit	772,116	430,596
Selling, general and administrative expenses	890,106	1,677,373
Loss from continuing operations	(117,990)	(1,246,777)
Other (income) expense:
Interest income	(174)	(5,143)
Other income	(313,355)	(51,065)
Other expense	304,288	26,708
Total other income	(9,241)	(29,500)

Loss from continuing operations before income taxes	(108,749)	(1,217,277)
Provision for income taxes	45,223	-
Loss from continuing operations	(153,972)	(1,217,277)

Net loss from discontinued operations, net of income taxes	(250,857)	(217,978)

Net loss	(404,829)	(1,435,255)

Foreign currency translation adjustments	10,951	21,677
Comprehensive loss	$(393,878)	$(1,413,578)

Basic and diluted loss per share:
Continuing operations	(0.01)	(0.06)
Discontinued operations	(0.01)	(0.01)
Net loss per share	$(0.02)	$(0.07)

Weighted average shares outstanding:
Basic	23,611,587	19,031,440
Diluted	25,611,587	19,280,524

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

	2014	2013

Net sales	$2,435,533	$2,197,149
Cost of sales	2,283,739	2,077,661
Gross profit	151,794	119,488
Selling, general and administrative expenses	313,745	449,832
Loss from continuing operations	(161,951)	(330,344)
Other (income) expense:
Interest income	(45)	(134)
Other income	(98,916)	(14,847)
Other expense	263,313	16,867
Total other expense	164,352	1,886

Loss from continuing operations before income taxes	(326,303)	(332,230)
Provision for income taxes	6,270	-
Net loss from continuing operations	(332,573)	(332,230)

Net loss from discontinued operations, net of income taxes	(103,882)	(49,329)

Net loss	(436,455)	(381,559)

Foreign currency translation adjustments	(776)	(1,534)
Comprehensive loss	$(437,231)	$(383,093)

Basic and diluted loss per share:
Continuing operations	(0.01)	(0.02)
Discontinued operations	-	-
Net loss per share	$(0.01)	$(0.02)

Weighted average shares outstanding:
Basic	23,692,356	19,031,440
Diluted	25,692,356	19,280,524

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2014 and 2013 (UNAUDITED)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(404,829)	$(1,435,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,421	5,215
Stock based compensation	273,952	310,000
(Increase) decrease in assets:
Accounts receivable	(344,978)	807,878
Inventories	(5,277)	317,639
Prepaid expenses and other current assets	(22,206)	122,565
Advance to suppliers	(261,658)	(1,790,913)
Advance to related party	(152,870)	-
Increase (decrease) in current liabilities:
Accounts payable	120,143	46,729
Accrued expenses and other payable	392,604	43,382
Advance from customers	33,668	-
Income tax payable	105,344	94,521
Net cash used in operating activities	(233,686)	(1,478,239)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from stock subscription	368,000	-
Proceeds from short-term loans	(1,640,249)	-
Proceeds from notes payable	1,624,009	1,368,055
Proceeds from long-term loans	-	482,843
Repayment of advance to related party	-	470,063
Net cash provided by financing activities	351,760	2,320,961

Effect of exchange rate changes on cash and equivalents	(20,747)	113,156

Net increase in cash	97,327	955,878
Cash and equivalents, beginning of period	1,426,018	456,495
Cash and equivalents, end of period	$1,523,345	$1,412,373

Supplemental disclosure of cash flow information:
Interest paid	$245,671	$1,066,783
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

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

ORGANIZATIONAL CHART

Our corporate structure as of September 30, 2014 is as follows:

* These entities ceased operation as of December 31, 2011.

** These entities ceased operation as of December 31, 2012.

*** This entity ceased operation as of June 30, 2014.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company realized net loss of $3,626,688 and $15,866,999 for 2013 and 2012, respectively. The Company had accumulated deficit of $47,529,080 as of September 30, 2014. In addition, the Company’s cash position substantially deteriorated since 2010. There can be no assurance the Company will become profitable or that it will survive as a public company. These issues raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts was $787,243 (unaudited) and $745,714 as of September 30, 2014 and December 31, 2013, respectively.

Inventories, net

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of September 30, 2014 and December 31, 2013, inventory consisted entirely of finished goods.

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

Automotive	5 years
Office Equipment	5 years

As of September 30, 2014 and December 31, 2013, property and equipment consisted of the following:

	2014	2013
	(Unaudited)
Automotive	$64,476	$63,254
Office equipment	184,850	184,007
Subtotal	249,326	247,261
Less: accumulated depreciation	(209,568)	(205,686)
Total	$39,758	$41,575

 Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360 “Property, Plant and Equipment”, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2014 (unaudited) and December 31, 2013, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the Company disclose estimated fair values (“FVs”) of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of FV.

Revenue Recognition

In accordance with FASB ASC Topic 605, “Revenue Recognition,” the Company recognizes revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed and determinable, and collectability of the resulting receivable is reasonably assured, net of returns and allowances.

(a) Zhejiang

Zhejiang records revenues when title and the risk of loss pass to the customer.  Generally, these conditions occur on the date the customer takes delivery of the product.  Revenue is generated from sales of Yosen products through two main revenue streams:

1.	Retail. 97.9%, 98.0% 97.9% and 98.0% of the Company's revenue came from sales to customers at outlets installed inside department stores (i.e., store in store model) during the three and nine months ended September 30, 2014 and 2013, respectively and is mainly achieved through point of sale transfer of ownership. Under this method, the Company’s products are placed in third party stores and sold by the Company’s sales people. Upon purchase of the item by the customer, the Company relieves its inventory and recognizes revenue related to that item.

2.	Wholesale. 2.1%, 2.0%, 2.1% and 2.0% of the Company's revenue came from wholesale during the three and nine months ended September 30, 2014 and 2013, respectively. All wholesale payments were made at the point of sale. Upon purchase of the item by the customer, the Company relieves its inventory and recognizes revenue related to that item.

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

(b) Yosen Trading

Yosen Trading records revenue when merchandise is delivered to the customers.  During the three and nine months ended September 30, 2014, Yosen trading had 22.9% and 23.4% of revenue from retail and 77.1% and 76.6% from wholesale.

Return policies

We accept returns on most materials, in original condition, within 7 days of purchase. Original customer receipt is required for all returns.  A restocking fee may apply.  Special Order items are not eligible for return or exchange.

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

Shipping and Handling Fees

The Company follows FASB ASC Sub-topic 605-45, “Handling Costs, Shipping Costs.”  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of general and administrative expenses which were $6,651, $7,192, $1,115 and $6,154 for the three and nine months ended September 30, 2014 and 2013, respectively.

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

Management Fees Paid to the Department Stores Under “Store in Store” Model

Under the “store in store” business operation model, the Company may pay management fees to the department stores, which are in the form of service charges. The management fees are reflected in general and administrative expenses. Such management fees were $40,616 and $66,343 in general and administrative expenses for the three and nine months ended September 30, 2014 and zero for the three and nine months ended September 30, 2013, respectively.

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

 Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $0 and $6,382, respectively for three and nine months ended September 30, 2013. There was no advertising expense for the three and nine months ended September 30, 2014.

Other Income

Other income for the nine months ended September 30, 2014 and 2013 consist of the following:

	2014	2013
Commission income from China Unicom	$313,355	$37,827
Miscellaneous	-	13,238
Total other income	$313,355	$51,065

Other income for the three months ended September 30, 2014 and 2013 consist of the following:

	2014	2013
Commission income from China Unicom	$98,916	$8,159
Miscellaneous	-	6,688
Total other income	$98,916	$14,847

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

Basic and Diluted Earnings (Loss) per Share

Loss per share is calculated in accordance with FASB ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (losses) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. If convertible shares and stock options are anti-dilutive, the impact of conversion is not included in the diluted net income (loss) per share. Excluded from the calculation of diluted earnings (loss) per share for the three months ended September 30, 2014 and 2013 were 10,000 options, as they were not dilutive.

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

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company operated in one segment (i.e., mobile phones) in 2014 through Zhejiang. On January 6, 2014 the Company established Yosen Trading which is engaged in international trade and wholesale business. As a result, starting in 2014, the Company operated in two segments: mobile phones and international trade (see Note 15).

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

Note 3 – SHORT-TERM LOANS

As of September 30, 2014 and December 31, 2013, short-term loans consisted of the following:

	2014	2013
	(Unaudited)
Bank loan from Bank of Chouzhou, dated July 16, 2014, due on July 15, 2015, with an annual interest rate of 6.9% payable monthly, personally guaranteed by the CEO	$812,559	$-

Bank loan from Bank of Hangzhou, dated September 26, 2014, due on March 24, 2015, with an annual interest rate of 10.0% payable monthly	146,261	-

Bank loan from Bank of Chouzhou, dated July 16, 2013, due on July 15, 2014, with an annual interest rate of 6.6% payable monthly, personally guaranteed by the CEO	-	818,277

Bank loan from Bank of Chouzhou, dated July 17, 2013, due on July 16, 2014, with an annual interest rate of 6.6% payable monthly, personally guaranteed by the CEO	-	1,636,554

Bank loan from Bank of Hangzhou, dated September 24, 2013, due on March 21, 2014, with an annual interest rate of 12.0% payable monthly	-	163,656
	$958,820	$2,618,487

Note 4 - NOTES PAYABLE

As of September 30, 2014 and December 31, 2013, the terms of promissory notes are as follows:

	2014	2013
	(Unaudited)
Promissory note issued by Bank of Chouzhou, dated July 16, 2014, due on January 15, 2015, bearing zero interest	$3,006,468	$-

Promissory note issued by Bank of Chouzhou, dated July 17, 2013, due on January 17, 2014, bearing zero interest	-	736,448

Promissory note issued by Bank of Chouzhou, dated July 18, 2013, due on January 17, 2014, bearing zero interest	-	654,623
	$3,006,468	$1,391,071

Note 5 – ACCRUED EXPENSES AND OTHER PAYABLE

As of September 30, 2014 and December 31, 2013, accrued expenses and other payable consisted of the following:

	2014	2013
	(Unaudited)
Accrued expenses	$217,171	$197,893

Other payable	355,581	-
	$572,752	$197,893

Accrued expenses primarily represent accruals for general and administrative expenses. Other payable is a loan from an unrelated party which is likely to convert to equity in the future. It is currently presented as a current liability on the accompanying balance sheets.

Note 6 – LONG-TERM LOAN

As of September 30, 2014 and December 31, 2013, long-term loan consisted of the following:

	2014	2013
	(Unaudited)
Bank loan from Bank of Hangzhou, dated July 11, 2013, due on July 8, 2016, with an annual interest rate of 7.38% payable monthly	$487,535	$490,966
	$487,535	$490,966

Note 7 - COMMON STOCK

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

Note 8 - STOCK WARRANTS, OPTIONS, AND COMPENSATION

Stock options - Options issued have a ten-year life and were fully vested upon issuance. The option holder has no voting or dividend rights. The grant price was the market price at the date of grant. The Company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the date of grant stock option pricing.

Outstanding options and warrants by exercise price consisted of the following as of September 30, 2014:

Outstanding				Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options:
$20.80	10,000 (1)	2.25	$20.80	10,000	$20.80
Warrants:
$0.25	1,850,000 (2)	1.90	$0.25	1,850,000	$0.25

(1) During the three and nine months ended 2014 and 2013, the Company did not issue any stock options. The 10,000 stock options outstanding as of September 30, 2014 were issued in 2007 to our former director Mr. Kenneth Berents, have a 10 year term and vested immediately upon issuance.

(2) In August 2013, the Company issued stock warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.25 in conjunction with the common stock offering. The stock warrants expire on August 23, 2016. On May 28, 2014, warrants to purchase 150,000 shares of common stock were exercised.

Note 9 - INCOME TAXES

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

The components of deferred tax assets and liabilities as of September 30, 2014 (unaudited) and December 31, 2013 were as follows:

	2014	2013
Deferred tax assets:	(Unaudited)
US net operating losses	$-	$556,942
PRC net operating losses	134,473	450,971
Total deferred tax assets	134,473	1,007,913
Less valuation allowance	(134,473)	(1,007,913)
	$-	$-

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate for the three months ended September 30, 2014 and 2013 is as follows:

	2014	2013
Tax (Credit) at US Statutory Rate	(34.0)%	(34.0)%
Tax rate difference	8.6%	4.5%
State, net of federal	(1.6)%	-%
Valuation allowance	23.9%	29.5%
Utilization of NOL	1.0%	-%
Other	0.6%	-%
Effective rate	(1.5)%	-%

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate for the nine months ended September 30, 2014 and 2013 is as follows:

	2014	2013
Tax (Credit) at US Statutory Rate	(34.0)%	(34.0)%
Tax rate difference	8.9%	4.6%
State, net of federal	(8.3)%	-%
Valuation allowance	24.6%	29.4%
Utilization of NOL	-%	-%
Other	(3.8)%	-%
Effective rate	(12.6)%	-%

Note 10 - COMMITMENTS

The Company leases office facilities and warehouse under operating leases that terminate through 2014. Rent expense for the three and nine months ended September 30, 2014 was zero. Rent expense for the three and nine months ended September 30, 2013 was $4,867 and $39,593. The future minimum obligation under these agreements is $386,814 as of September 30, 2014.

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

Statutory reserve funds are restricted to offset against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2014, the Company had allocated $11,543,063 to these non-distributable reserve funds.

Note 12 – DISCONTINUED OPERATIONS

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

The following table summarizes the assets and liabilities of the discontinued operations as of September 30, 2014 (unaudited) and December 31, 2013 included in the Consolidated Balance Sheets:

	2014	2013
Cash	1,390,703	1,398,576
Inventories	129,177	44,717
Prepaid expenses and other assets	9,307	-
Advance to suppliers	194,198	51,952
Advance to related parties	-	-
Property, plant and equipment	25,426	26,328
Total assets	1,748,811	1,521,573

Short-term loans	812,559	2,454,831
Notes payable	3,006,468	1,391,071
Income tax payable	-	808,460
Accounts payable	-	19,263
Other payable	22,337	157,580
Total liabilities	3,841,364	4,831,205

Net assets	$(2,092,553)	$(3,309,632)

The following table summarizes the operating results of the discontinued operations for the three and nine months ended September 30, 2014 and 2013 included in the Consolidated Statements of Operations and Comprehensive Loss (unaudited):

	Three Months Ended September 30,
	2014	2013
Sales, net	$952	$356,442
Cost of sales	997	349,691
Gross profit	(45)	6,751
General and administrative expenses	(6,746)	9,931
Income (Loss) from discontinued operations	(6,791)	16,682
Other expense	(97,091)	(66,011)
Loss before income taxes	(103,882)	(49,329)
Provision for income taxes	-	-
Net loss from discontinued operations, net of income tax	$(103,882)	$(49,329)

	Nine Months Ended September 30,
	2014	2013
Sales, net	$342,103	$1,105,182
Cost of sales	335,671	1,091,072
Gross profit	6,432	14,110
General and administrative expenses	49,811	89,271
Loss from discontinued operations	(43,379)	(75,161)
Other expense	(207,478)	(142,817)
Loss before income taxes	(250,857)	(217,978)
Provision for income taxes	-	-
Net loss from discontinued operations, net of income tax	$(250,857)	$(217,978)

Note 13 - OTHER COMPREHENSIVE INCOME

Other comprehensive income as included in stockholders’ deficit for the three months ended September 30, 2014 and 2013, represents foreign currency translation adjustment.

Note 14 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

Note 15 - MAJOR CUSTOMERS, VENDORS AND CREDIT RISK

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

During the three months ended September 30, 2014, four customers accounted for more than 10% of the Company’s sales, representing 18.5%, 14.8%, 13.2% and 11.5%, respectively of the Company’s sales. During the nine months ended September 30, 2014, four customers accounted for more than 10% of the Company’s sales, representing 23.0%, 14.3%, 13.2% and 12.2%, respectively of the Company’s sales. As of September 30, 2014, no customer comprised more than 10% of the Company’s accounts receivable. Two vendors comprised more than 10% of the Company’s accounts payable, representing 36.6% and 10.5% of the Company’s accounts payable.

Note 16 - SEGMENT INFORMATION

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

The following table presents summarized information by segment:

	Three Months Ended September 30, 2014 (Unaudited)
	Mobile	International
	Phones	Trade	Other	Total
Sales, net	$1,999,727	$435,806	$-	$2,435,533
Cost of sales	1,944,505	339,234	-	2,283,739
Gross profit	55,222	96,572	-	151,794
Selling, general and administrative expenses	(199,324)	(26,920)	(87,500)	(313,744)
Income (Loss) from continuing operations	(144,102)	69,652	(87,500)	(161,950)
Other expenses	(163,753)	(255)	(345)	(164,353)
Benefit from (provision) for income taxes	-	(10,652)	4,382	(6,270)
Net income (loss) from continuing operations	(307,855)	58,745	(83,463)	(332,573)
Net loss from discontinued operations	-	-	(103,882)	(103,882)
Net income (loss)	$(307,855)	$58,745	$(187,345)	$(436,455)

	Nine Months Ended September 30, 2014 (Unaudited)
	Mobile	International
	Phones	Trade	Other	Total
Sales, net	$8,119,264	$1,632,429	$-	$9,751,693
Cost of sales	7,672,650	1,306,927	-	8,979,577
Gross profit	446,614	325,502	-	772,116
Selling, general and administrative expenses	(560,211)	(30,282)	(299,612)	(890,105)
Income (Loss) from continuing operations	(113,597)	295,220	(299,612)	(117,989)
Other Income (expense)	10,409	(605)	(564)	9,240
Provision for income taxes	-	(45,223)	-	(45,223)
Net income (loss) from continuing operations	(103,188)	249,392	(300,176)	(153,972)
Net loss from discontinued operations	-	-	(250,857)	(250,857)
Net income (loss)	$(103,188)	$249,392	$(551,033)	$(404,829)

Total Assets	September 30, 2014	December 31, 2013
	(Unaudited)
Mobile Phones	$2,295,741	$2,064,892
International Trade	857,217	-
Other	1,681,372	1,904,489
	$4,834,330	$3,969,381

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

Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013

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

The Company reports financial and operating information in continuing operations through two segments, mobile phones segment by Zhejiang and international trade by Yosen Trading:

a)	Mobile phones
b)	International trade

a)	Mobile phones

Zhejiang focuses on distribution of Samsung and Apple brand products.

	Three Months Ended September 30,		Percentage
Mobile phones	2014	2013	Change
Revenue	$1,999,727	$2,197,149	(9.0)%
Gross Profit	$55,222	$119,488	(53.8)%
Profit Margin	2.8%	5.4%	(2.6)%
Operating Loss	$(144,103)	$(164,650)	(12.5)%

	Nine Months Ended September 30,		Percentage
Mobile phones	2014	2013	Change
Revenue	$8,119,264	$8,195,022	(9.0)%
Gross Profit	$446,614	$430,596	3.7%
Profit Margin	5.5%	5.3%	0.2%
Operating Income (Loss)	$(113,597)	$(653,635)	(82.6)%

For the three months ended September 30, 2014, Mobile phones generated revenue of $1,999,727, a decrease of $197,422 or 9.0% compared to $2,197,149 for the three months ended September 30, 2013. The decrease in revenue was primarily due to lack of new products introduced by Apple and Samsung in China in the third quarter of 2014. For the nine months ended September 30, 2014, Mobile phones generated revenue of $8,119,264, a decrease of $75,758 or 0.9% compared to $8,195,022 for the nine months ended September 30, 2013.

Gross profit decreased $64,266 or 53.8% from $119,488 for the three months ended September 30, 2013 to $55,222 for the three months ended September 30, 2014. Profit margin decreased from 5.4% in the three months ended September 30, 2013 to 2.8% in the three months ended September 30, 2014, a decrease of 2.6%.  Gross profit increased $16,018 or 3.7% from $430,596 for the nine months ended September 30, 2013 to $446,614 for the nine months ended September 30, 2014. Profit margin increased 0.2% from 5.3 % in the nine months ended September 30, 2013 to 5.5% in the nine months ended September 30, 2014.

Operating loss was $144,103 for the three months ended September 30, 2014, a decrease of $20,547 or 12.5% compared to $164,650 for the three months ended September 30, 2013. Operating loss was $653,635 for the nine months ended September 30, 2013, compared to operating loss of $113,597 for the nine months ended September 30, 2014. Operating loss decreased primarily due to control on general and administrative expenses to cut losses.

b)	International Trade

Starting first quarter 2014, Yosen Trading is engaged in international trade and wholesale business, primarily selling tile, kitchen cabinet, granite and marble products in the New York Market.

Three Months Ended September 30, 2014
Revenue	$435,806
Gross Profit	$96,572
Profit Margin	22.2%
Operating Income	$69,651

Nine Months Ended September 30, 2014
Revenue	$1,632,429
Gross Profit	$325,502
Profit Margin	19.9%
Operating Income	$295,220

Total Company

Net Sales

Net sales for the three months ended September 30, 2014 increased by 10.8%, to $2,435,533 compared to $2,197,149 for the three months ended September 30, 2013. Net sales for the nine months ended September 30, 2014 increased by 19.0%, to $9,751,693 compared to $8,195,022 for the nine months ended September 30, 2013. The increase was primarily attributable to the new revenue generated from the international trade business.

Percentage of Sales

Percentage of sales from retail and wholesale operations for each segment is as follows in the three months ended September 30, 2014:

	Mobile Phones	International Trade	Total
Retail	90.2%	22.9%	56.6%
Wholesale	9.8%	77.1%	43.4%

Percentage of sales from retail and wholesale operations for each segment is as follows in the nine months ended September 30, 2014:

	Mobile Phones	International Trade	Total
Retail	90.2%	23.4%	59.8%
Wholesale	9.8%	76.6%	40.2%

Percentage of sales from retail and wholesale operations for each segment is as follows in the three months ended September 30, 2013:

	Mobile Phones	International Trade	Total
Retail	97.9%	-%	97.9%
Wholesale	2.1%	-%	2.1%

Percentage of sales from retail and wholesale operations for each segment is as follows in the nine months ended September 30, 2013:

	Mobile Phones	International Trade	Total
Retail	98.0%	-%	98.0%
Wholesale	2.0%	-%	2.0%

Cost of Sales

Cost of sales (“COS”) for the three months ended September 30, 2014 was $2,283,739 compared to $2,077,661 for the three months ended September 30, 2013, an increase of 9.9%. COS for the nine months ended September 30, 2014 was $8,979,577 compared to $7,764,426 for the nine months ended September 30, 2013, an increase of 15.7%. The increased COS for the three and nine months was a result of the increase in sales from the comparable periods.

Gross Profit

Gross profit for the three months ended September 30, 2014 was $151,794 compared to gross profit of $119,488 for the three months ended September 30, 2013, an increase of 27.0%. Gross profit for the nine months ended September 30, 2014 was $772,116 compared to gross profit of $430,556 for the nine months ended September 30, 2013, an increase of 79.3%. The increased gross profit for the three and nine months ended September 30, 2014 was due to gross profit generated from the international trade business.

Profit Margin

Profit margin for the three months ended September 30, 2014 was 6.2% compared to 5.4% for the three months ended September 30, 2013. Profit margin for the nine months ended September 30, 2014 was 7.9% compared to 5.3% for the nine months ended September 30, 2013. The profit margin increase was mainly attributed to newly established international trade business having a higher profit margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2014 were $313,745 or 12.9% of net sales, compared to $449,832 or 20.5% of net sales for the three months ended September 30, 2013, a decrease of 7.6% of sales. Selling, general and administrative expenses for the nine months ended September 30, 2014 were $890,106 or 9.1% of net sales, compared to $1,677,373 or 20.5% of net sales for the nine months ended September 30, 2013, a decrease of 11.4% of sales. The decrease in selling, general and administrative expenses was primarily due to decrease in staff related cost and store management fees.

Operating Loss from Continuing Operations

Operating loss for the three months ended September 30, 2014 was $161,951 or (6.6)% of net sales compared to $330,344 or (15.0)% of net sales for the three months ended September 30, 2013. Operating loss for the nine months ended September 30, 2014 was $117,990 or (1.2)% of net sales compared to $1,246,777 or (15.2)% of net sales for the nine months ended September 30, 2013. Higher gross profit and lower operating expense was the key factors for the decrease in operating loss from continuing operations during the three and nine months ended September 30, 2014 compared to 2013.

Other (Income) Expense

Other income for the three and nine months ended September 30, 2014 were $98,916 and $313,355 compared to $14,847 and $51,065 for the same periods in 2013. Other income consists primarily of commission income from China Unicom related to sales of China Unicom’s wireless service and products. Other expense for the three and nine months ended September 30, 2014 were $263,313 and $313,745 compared to $16,867 and $26,708 for the same periods in 2013. Other expense consisted primarily of interest expense associated with Zhejiang’s bank loans.

Provision for Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2013 were $0 due to losses incurred by Zhejiang. The provision for income taxes the three and nine months ended September 30, 2014 were $6,270 and $45,223 attributed to Yosen Trading.

Net Loss from Continuing Operations

Net loss from continuing operations was $332,573 or (13.7)% of net sales for the three months ended September 30, 2014 compared to $332,230 or (15.1)% of net sales for the three months ended September 30, 2013. Net loss from continuing operations was $153,972 or (1.6)% of net sales for the nine months ended September 30, 2014 compared to net loss of $1,217,277 or (14.9)% of net sales for the nine months ended September 30, 2013. Higher gross profit and lower operating expenses was the key factors for the decrease in net loss from continuing operations during the three and nine months ended September 30, 2014 compared to 2013.

Net Loss from Discontinued Operations

Net loss from discontinued operations for the three months ended September 30, 2014 was $103,882 compared to $49,329 for 2013, an increase of $54,553. Net loss from discontinued operations for the nine months ended September 30, 2014 was $250,857 compared to $217,978 for 2013, an increase of $32,879. Net Loss from discontinued operations increased primarily due to increased interest expenses incurred by Yiwu.

Net Loss

Net loss was $436,455 for the three months ended September 30, 2014 compared to $381,559 for the three months ended September 30, 2013.Net loss for the three months ended September 30, 2014 increased due to the increased loss from discontinued operations. Net loss was $404,829 for the nine months ended September 30, 2014 compared to $1,435,255 for the nine months ended September 30, 2013. The decrease in net loss was primarily due to higher gross profit and decreased G&A expenses.

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

	Nine Months Ended September 30,
	2014	2013
RMB/$ exchange rate at period end	0.1625	0.1630
Average RMB/$ exchange rate for the periods	0.1624	0.1609

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated results of operations. As a result of the translation, Yosen recorded a foreign currency loss of $71,053 in the three months ended September 30, 2014 and $1,534 in the comparable period in 2013. Yosen recorded a foreign currency loss of $59,326 in the nine months ended September 30, 2014 and a foreign currency gain of $21,677 in 2013, which is a separate line item on the Statements of Operations and Comprehensive Loss.

Liquidity and Capital Resources

During the nine months ended September 30, 2014, cash has been mostly generated from financing activities. Operations and liquidity needs are funded primarily through cash flows from bank loans. Cash and equivalents were $1,523,345 at September 30, 2014, compared to $1,426,018 at December 31, 2013.

Our cash flows for the nine month periods are summarized as follows:

	Nine Months Ended September 30,
	2014	2013
Net cash used in operating activities	$(233,686)	$(1,478,239)
Net cash provided by financing activities	351,760	2,320,961
Effect of exchange rate change on cash and equivalents	(20,747)	113,156
Net increase in cash and equivalents	97,327	955,878
Cash and equivalents at beginning of period	1,426,018	456,495
Cash and equivalents at end of period	$1,523,345	$1,412,373

Operating Activities

Net cash used in operating activities was $233,686 for the nine months ended September 30, 2014 compared to $1,478,239 used in operating activities for the nine months ended September 30, 2013.  Net cash used in operating activities was mainly attributable to several factors, including (i) decrease in net loss of $1,030,706, (ii) increase in accounts receivable of $344,978, (iii) increase in advance to suppliers of $261,658, (iv) increase in advanced to related party of $152,870, offset by the increase in accounts payable of $392,604, add back of stock compensation of $273,952.

	Nine Months Ended September 30,
	2014	2013	Percentage Change

Sales, Net	$9,751,693	$8,195,022	19.0%

Accounts receivable	$557,576	$66,799	734.7%

Accounts receivable increased 734.7% in the first nine months of 2014 while sales increased 19.0%. Accounts receivable as a percentage of sales increased primarily due to the increase of accounts receivable in international trade business. Management monitors and periodically assesses the collectability of accounts receivable to ensure the allowance for bad debts account is reasonably estimated. Collection of accounts receivable is based on the terms of legally binding documents. Our accounts receivable department has periodically reviewed the allowance for doubtful accounts. The bad debts allowance is based on the aging of receivables, credit history and credit quality of the customers, the term of the contracts as well as the balance outstanding. If an account receivable item is considered probable to be uncollectible, it will be charged to bad debts accordingly.

Cash and equivalents as of September 30, 2014 and December 31, 2013 were solely bank accounts in US and China. Specifically, cash and equivalents for each subsidiary as of September 30, 2014 and December 31, 2013 included:

Name of Entities	Region	Currency	September 30, 2014	December 31, 2013
Yosen	US entity	USD	13,087	135
Yosen Trading	US entity	USD	60,842	-
Zhejiang	Chinese entity	RMB	361,285	167,678
Yiwu	Chinese entity	RMB	8,533,599	8,526,143
Wang Da	Chinese entity	RMB	23,368	17,694
Jinhua	Chinese entity	RMB	-	458
Sanhe	Chinese entity	RMB	586	743

Cash equivalents held in the PRC subsidiaries are not freely transferrable outside the country. The amounts not freely transferable as of September 30, 2014 and December 31, 2013 were RMB 8,918,838 ($1,449,416) (unaudited) and RMB 8,712,716 ($1,425,883).

Capital Expenditures

We did not have any capital expenditures for the first nine months of 2014 and 2013.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures as of September 30, 2014, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal controls identified in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first nine months of 2014 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

YOSEN GROUP, INC.

Date: November 14, 2014	By:	/s/ Zhenggang Wang
Name: Zhenggang Wang
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 14, 2014	By:	/s/ Weiping Wang
Name: Weiping Wang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

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

