Form 10-K/A
period 2013-12-31
Yosen Group, Inc.
filed 2015-02-03
CIK 1076784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company x

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

EXPLANATORY NOTE

This Amendment to our Annual Report on Form 10-K/A ("Form 10-K/A") is being filed to amend our Annual Report on 10-K for the year ended December 31, 2013 ("Form 10-K"), which was originally filed with the Securities and Exchange Commission (the "SEC") on April 11, 2014,. We are filing this Amendment to include disclosure consistent with comments received by the SEC. We are amending and restating Items 7 and 15 in this Form 10-K/A.

Below is a summary of these errors and the related corrections:

•	The amount of $500,000 was previously classified as other payables as of December 31, 2012. The Company moved the amount to notes payable. The reclassification caused accrued expenses and other payable to decrease $500,000 from $698,924 to $198,924 and notes payable to increase $500,000 from zero to $500,000 on the consolidated balance sheets. The total current liabilities remained unchanged on the consolidated balance sheets. The reclassification also affected the consolidated statements of cash flows. The Company reclassified $500,000 from net cash used in operating activities to net cash provided by financing activities on the consolidated statements of cash flows.

The impact of the reclassification was limited to the presentation of the consolidated balance sheets and the consolidated statements of cash flows. The consolidated statements of operations and comprehensive loss and the consolidated statements of stockholders’ deficit remained unaffected.

The reclassification above also affected the disclosure of notes payable and Liquidity and Capital Resources. As a result, we have amended Note 4 and ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Amendment contains new certifications by our Chief Executive Officer and our Chief Financial Officer, filed as exhibits hereto.

YOSEN GROUP, INC.

Forward Looking Statements

 We have included and from time to time may make in our public filings, press releases or other public statements, certain statements, including, without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 “forward-looking statements”. In some cases these statements are identifiable through the use of words such as “anticipate,”“believe,”“estimate,”“expect,”“intend,”“plan,”“project,”“target,”“can,”“could,”“may,”“should,”“will,”“would” and similar expressions. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts nor guarantees or assurances of future performance and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. You are therefore cautioned not rely on these forward-looking statements.

Except as required by applicable law, including securities laws, we do not intend to update any of the forward-looking statements to conform to actual results.

PART I

ITEM 1. BUSINESS

Overview

Yosen Group, Inc. (formerly known as “China 3C Group”) (including our subsidiaries unless the context indicates otherwise, the “Company”, “Yosen,”“Yosen Group,”“we,” or “us”) was incorporated on August 20, 1998 under the laws of the State of Nevada. Before July 2009, we were only engaged in the resale and distribution of third party products and generated 100% of our revenue from resale of items such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPods, electronic dictionaries, CD players and audio systems. On July 6, 2009, we acquired Jinhua Baofa Logistic Ltd. (“Jinhua”).  At that point, we started providing transportation logistics services to businesses in Eastern China.

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

Sanhe, Joy& Harmony and Letong ceased operations in 2011. Yiwu closed all its stores in stores locations in 2012. Jinhua ceased operation in October 2012 due to higher fuel cost and higher competition in the logistics market in China.

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

Due to various restrictions under PRC laws on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our stockholders .. The Wholly Foreign Owned Enterprise (“WFOE”) Law (1986), as amended and The WFOE Law Implementing Rules (1990), as amended, contain the principal regulations governing dividend distributions by WFOEs. Under these regulations, WFOEs, such as Zhejiang and Wang Da, may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, Zhejiang and Wang Da are required to set aside a certain amount of any accumulated profits each year (a minimum of 10%, and up to half of their registered capitals), to fund certain reserve funds. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC.  If we ever determine to pay a dividend, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of such dividends from the profits of Wang Da and Zhejiang.

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

Retail locations

The following table reflects a roll forward during 2012 and 2013 of our retail locations (i.e., number of stores opened, number of stores closed and number of stores open at year-end). “ Store in store” refers to the sales counters where the Company’s products are displayed for sale within large-scale supermarkets, department stores and other sites. At present, all of our “stores in stores” are in Zhejiang province.

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

Cash and equivalents were $456,495 at December 31, 2012 and current assets totaled $4,738,249. The Company’s current liabilities were $4,820,284 at December 31, 2012. Working capital deficit at December 31, 2012 was $(82,035). During 2012, net cash used in operating activities was $8,515,081.

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

	Year Ended December 31,
	2013	2012
Net cash used in operating activities	$(962,511)	$(8,515,081)
Net cash provided by investing activities	-	143,244
Net cash provided by financing activities	1,857,686	3,045,541
Effect of exchange rate change on cash and equivalents	74,347	4,511
Net increase (decrease) in cash and equivalents	969,522	(5,321,785)
Cash and equivalents at beginning of year	456,496	5,778,280
Cash and equivalents at end of year	$1,426,018	$456,495

Operating Activities

Net cash used in operating activities was $962,511 in 2013 compared to $8,515,081 in 2012. This decrease was mainly attributable to (i) a decrease in net losses of $12,240,312 from $(15,867,000) in 2012 to $(3,626,688) in 2013, (ii) decrease in accounts receivable of $665,568, decrease in inventory of $529,964, offset by the decrease in accounts payable and accrued expenses of $574,465 in 2013, adding back the non-cash item, stock compensation expense of $1,241,333.

Investing Activities

	2013	2012
Net cash used in investing activities	$-	$143,244

Net cash used in investing activities in 2013 was $0. Net cash used in investing activities in 2012 was $143,244, which included proceeds from disposal of property and equipment of $146,905 and purchase of equipment of $3,661.

Financing Activities

The Company had short-term loans of $2,618,487 and $3,045,541, respectively as of December 31, 2013 and 2012. The Company had long-term loan of $490,966 as of December 31, 2013.

	2013	2012
Net cash provided by financing activities	$1,857,686	$3,045,541

Net Decrease in Cash and Equivalents

	2013	2012
Net increase (decrease) in cash and equivalents	$969,523	$(5,321,785)

Cash and Equivalents

	2013	2012
Cash and equivalents	$1,426,018	$456,495

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

Signatures	Title	Date

/s/ Zhenggang Wang		February 2, 2015
Zhenggang Wang	Chief Executive Officer and
Chairman (Principal Executive
Officer)

/s/ Xinchuan Kong
Xinchuan Kong	President	February 2, 2015

/s/ Weiping Wang
Weiping Wang	Chief Financial Officer (Principal	February 2, 2015
Accounting and Financial Officer)

/s/ Chenghua Zhu
Chenghua Zhu	Director	February 2, 2015

/s/ Mingjun Zhu
Mingjun Zhu	Director	February 2, 2015

/s/ Rongjin Weng
Rongjin Weng	Director	February 2, 2015

/s/ Wei Kang Gu
Wei Kang Gu	Director	February 2, 2015

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

Goldman Kurland and Mohidin LLP
Encino, CA
April 4, 2014

F - 1

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012

ASSETS

Current assets:
Cash and equivalents	$1,426,018	$456,495
Accounts receivable, net	214,260	863,800
Inventories	1,490,415	1,970,850
Advances to suppliers	756,779	747,171
Advance to related party	-	501,814
Prepaid expenses and other current assets	40,334	198,119
Total current assets	3,927,806	4,738,249

Property and equipment, net	41,575	33,160
Total assets	$3,969,381	$4,771,409

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Short-term loans	$2,618,487	$2,545,541
Notes payable	1,391,071	500,000
Accounts payable	217,670	777,389
Accrued expenses and other payable	197,893	198,924
Income tax payable	839,757	798,430
Total current liabilities	5,264,878	4,820,284
Long-term loans	490,966	-
Total liabilities	$5,755,844	$4,820,284

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized, 23,542,527 and 18,782,356 issued and outstanding as of December 31, 2013 and 2012.	23,542	18,782
Additional paid-in capital	25,918,351	24,041,779
Subscription receivable	(50,000)	(50,000)
Statutory reserve	11,542,623	11,542,623
Other comprehensive income	7,903,271	7,895,503
Accumulated deficit	(47,124,250)	(43,497,562)
Total stockholders’ deficit	(1,786,463)	(48,875)
Total liabilities and stockholders’ deficit	$3,969,381	$4,771,409

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

F - 4

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

(dollars in thousands)

	2013	2012
Operating activities:
Net loss	$(3,626,688)	$(15,866,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,517	24,484
Gain on disposal of property, plant and equipment	-	(85,121)
Loss on settlement of debt	140,000	-
Stock based compensation	1,241,333	2,326,902
(Increase)/decrease in assets:
Accounts receivable	665,568	9,197,773
Inventories	529,964	1,420,947
Prepaid expenses and other current assets	161,717	(52,095)
Advances to suppliers	11,650	935,617
Advance to related party	501,814	(501,814)
(Increase)/decrease in current liabilities:
Accounts payable	(574,465)	(1,819,321)
Accrued expenses and other payables	(2,346)	(3,500,930)
Income tax payable	(12,575)	(594,524)
Net cash used in operating activities	(962,511)	(8,515,081)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(3,661)
Proceeds from disposal of property, plant and equipment	-	146,905
Net cash provided by investing activities	-	143,244

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from short-term bank loans	-	2,545,541
Net proceeds from long-term bank loans	484,614	-
Net proceeds from notes payable	1,373,072	500,000
Net cash provided by financing activities	1,857,686	3,045,541

Effect of exchange rate changes on cash and equivalents	74,348	4,511
Net increase (decrease) in cash and equivalents	969,523	(5,321,785)
Cash and equivalents, beginning of year	456,495	5,778,280
Cash and equivalents, end of year	$1,426,018	$456,495

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$687,791
Interest paid	$230,552	$73,205

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

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC Topic 360, “Property, Plant and Equipment” , requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2013 and 2012, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments” , requires that the Company disclose estimated fair values (“FVs”) of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of FV.

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

Shipping and Handling Fees

The Company follows FASB ASC 605-45, “Handling Costs, Shipping Costs” .  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of G&A expenses which were $8,864 and $23,193 for 2013 and 2012, respectively.

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

Share Based Payment

The Company follows FASB ASC 718-10, “Stock Compensation” , which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date FV of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

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

F - 13

Income Taxes

The Company utilizes FASB ASC Topic 740, “Income Taxes” . Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Basic and Diluted Earnings (Loss) per Share

Earnings (loss) per share are calculated in accordance with FASB ASC Topic 260, “Earnings per Share” . Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (losses) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. If convertible shares and stock options are anti-dilutive, the impact of conversion is not included in the diluted net income per share. Excluded from the calculation of diluted earnings per share for 2013 and 2012 were 10,000 options, as they were not dilutive.

Statement of Cash Flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows” , cash flows from the Company’s operations are calculated based upon the functional currency, in our case the RMB. As a result, amounts related to changes in assets and liabilities reported on the statement of cash flows will not necessarily agree with the changes in the corresponding balances on the balance sheet.

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

Note 3 –ADVANCES TO SUPPLIERS

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
$1,391,071

The company had notes payable of $500,000 to two individuals at December 31, 2012. The notes bear zero interest and due on demand.

Note 5 -COMMON STOCK

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

We only have one reportable segment - mobile phones, required by FASB ASC Topic 280, “Segment Reporting” , operated by Wang Da and Zhejiang. The operating results for mobile phones segment for 2013 and 2012 are disclosed in the Consolidated Statements of Operations and Comprehensive Loss.

Note 16 –SUBSEQUENT EVENT

On January 6, 2014 the Company established Yosen Trading Inc. (“Yosen Trading”), its wholly owned US based subsidiary in New York. Yosen Trading will be engaged primarily in international trade and wholesale business. Initially, tile, kitchen cabinet, granite and marble products will be the primary drivers of reaching the New York Market.

F - 19

Exhibit 31.1

CERTIFICATION

I, Zhenggang Wang, certify that:

1. I have reviewed this Annual Report on Form 10-K of Yosen Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: February 2, 2015	By:	/s/ Zhenggang Wang
	Name:	Zhenggang Wang
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

Exhibit 31.2

CERTIFICATION

I, Weiping Wang certify that:

1. I have reviewed this Annual Report on Form 10-K of Yosen Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: February 2, 2015	By:	/s/ Weiping Wang
	Name:	Weiping Wang
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit 32.1

WRITTEN STATEMENT PURSUANT TO 18 USC. SECTION 1350

In connection with the Annual Report of Yosen Group, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, Zhenggang Wang, Chief Executive Officer of the Company certifies, pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 2, 2015	By:	/s/ Zhenggang Wang
	Name:	Zhenggang Wang
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

Exhibit 32.2

WRITTEN STATEMENT PURSUANT TO 18 USC. SECTION 1350

In connection with the Annual Report of Yosen Group, Inc. (the “Company”) on Form 10-K for the period ended December 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, Weiping Wang, Chief Financial Officer of the Company certifies, pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 2, 2015	By:	/s/ Weiping Wang
	Name:	Weiping Wang
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)