Form 10-K
period 2014-12-31
Yosen Group, Inc.
filed 2015-04-09
CIK 1076784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the 19,847,356 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $14,290,096 as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $0.72 per share, as reported on the OTC Bulletin Board.

As of April 8, 2015, there were 25,292,356 shares of the registrant’s common stock outstanding.

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

In 2007 we began operating under a “store in store” business model. The “store in store” business model resulted in expanded marketing channels, thus, stimulated the growth of sales in 2007 and 2008. We used to operate “stores in stores” under the brand names Hangzhou Wang Da, Yiwu YongXin, Shanghai Joy & Harmony and Hangzhou Sanhe. However, starting in 2009, we had declining sales under the model due to increased competition from direct stores and large department stores and the impact of the economic slowdown. As a result, we closed Shanghai Joy & Harmony and Hangzhou Sanhe in 2011. During 2012, Yiwu YongXin and Jinhua ceased operations. During 2013 Wang Da ceased operation.. As of December 31, 2014, we operated 24 “stores in stores”, under the brand name Zhejiang YongXin.

Under the stores in stores model, we distribute our products mainly via the so-called concessionaire agreements with larger department stores, supermarkets, large electronics retail stores, and other retailers. Under this model, companies such as Yosen own their own outlets within larger stores and in so doing assume responsibility for most financial and operational aspects of those outlets including capital cost, inventory, wages, product selections, pricing, and general management. Our retail partners are compensated via margin they earn on the products we sell. This model is similar to that employed by many department stores in the US. However, it is different from the model found at large electronics retailers like Best Buy and general retailers like Wal-Mart. We found that many investors are curious as to why the model in China differs from that in the US. We believe the main reasons are:

·          We decrease the financial risk for our retail partners by assuming responsibility for the inventory and capital expense associated with distributing our products.

·          We decrease operational risk for our retail partners by hiring and managing employees and handling logistics issues such as wholesale purchase and delivery and returns and after-sales service.

·          We decrease merchandising risk for our retail partners by bringing product expertise and specific market knowledge that is difficult for large retailers to develop on their own across a broad range of product categories.

·          China’s size, regional differences, logistical difficulties, managerial challenges, underdeveloped credit markets, and rapid growth rate increases risk for all retailers and drive the need to mitigate risk which is why our retail partners rely on us.

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

On December 21, 2005, Capital became a wholly owned subsidiary of Yosen through a merger with a wholly owned subsidiary of the Company (the “Merger Transaction”). Yosen acquired all of the issued and outstanding capital stock of Capital pursuant to a Merger Agreement dated at December 21, 2005 by and among Yosen, XY Acquisition Corporation, Capital and the shareholders of Capital (the “Merger Agreement”). Pursuant to the Merger Agreement, Capital became a wholly owned subsidiary of Yosen and, in exchange for the Capital shares, Yosen issued 7 million shares of its common stock to the shareholders of Capital, or 93% of the issued and outstanding capital stock of Yosen at the time and cash of $500,000.

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

Sanhe, Joy & Harmony and Letong ceased operations in 2011. Yiwu closed all its stores in stores locations in 2012. Jinhua ceased operations in October 2012 and legally dissolved in 2013. Joy & Harmony was legally dissolved in 2013. Wang Da closed all its stores in the second quarter 2014.

Zhejiang, our sole remaining Chinese subsidiary, focuses on distributing Samsung and Apple brand products. Zhejiang sells products mostly through retail stores, with a small percentage sold directly to distributors on a wholesale basis. We operate most of our retail operations through our “store in store” model. Under this model, the Company leases space in major department stores and retailers. Leasing costs can vary based on the percentage of sales, or can be fixed. In 2014 and 2013, all of our stores in stores leases were variable based on sales.

Yosen Trading, our only subsidiary located in US, is engaged primarily in international trade and wholesale business, primarily selling tile, kitchen cabinet, granite and marble products in the New York Market.

Our corporate structure as of December 31, 2014 was as follows:

* These entities ceased operation during 2011.

** These entities ceased operation during 2012.

*** This entity ceased operation during 2014.

Our Business

Information about Our Segments

In 2013, we only had one reportable segment in mobile phones through Zhejiang. Zhejiang focuses on distributing Samsung and Apple brand products.  On January 6, 2014 the Company established Yosen Trading which is engaged in international trade and wholesale business. As a result, starting in 2014, the Company operated in two segments: mobile phones and international trade.

Zhejiang

Zhejiang focuses on selling Samsung and Apple brand products in PRC. Zhejiang had 24 retail locations in 2014.

The five largest suppliers and customers for Zhejiang in 2014 were:

Top 5 suppliers	Top 5 customers
China PTAC Communication Services Co., Ltd (Zhejiang)	Lianhua Supermarket Holdings Co. Limited
Beijing Kuren Communication Technology Company Limited	Lianhua Supermarket Holdings Co. Limited Gongshu Shiji Lianhua Supermarket Co. Limited
Hangzhou Pushun Digital Communication Technology Co. Ltd	Huarun Vanguard Supermarket (Zhejiang) Company Limited
Sichuang Changhong IT products Company Limited	Hangzhou Tiantian WuMart Group
Tianyi Telecom Company Limited	Zhejiang Shiji Lianhua Supermarket Holdings Co. Limited

The five largest suppliers contributed 57.0% of our purchases, two of which accounted for more than 10%, representing 20.8%,and 10.6%, respectively. The five largest customers contributed 81.1% of revenues of Zhejiang in 2014, four of which accounted for more than 10%, representing 28.3%, 18.1%, 14.8% and 14.7%, respectively. The loss of any of these four major customers will have a material adverse affect on the Company’s business and operations.

The main competitors of Zhejiang include Ningbo Haishu Xunda Communications Equipment Co., Ltd, Hangzhou Jingjie Telecom Technology Co., Ltd, Phone World Digital Chain Group Co., Ltd., Zhejiang Gomei Electronics Group Co., Ltd and Hangzhou Tianxiang Telecom Equipment Co., Ltd.

Yosen Trading

Yosen Trading is engaged in international trade and wholesale business. The five largest suppliers contributed 49.3% of the purchases, one of which accounted for more than 10%, representing 12.2% of purchases. The five largest customers contributed 84.7% of revenues of Yosen Trading in 2014, four of which accounted for more than 10%, representing 37.7%, 14.3%, 12.2% and 12.0%, respectively.

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

Seasonality and Quarterly Fluctuations

Our electronics sales businesses experience fluctuations in quarterly performance. Traditionally, the first quarter has a greater amount of sales reflected by our electronics business due to the New Year’s holiday in China. Nevertheless, at times, China can experience particularly inclement weather in January and February which can disrupt the Company’s supply chain management systems. As our business model is to operate only on several days of inventory, the effects of such weather disruptions can be severe.

Customers

Four customers accounted for 10% or more of our total revenue in 2014, representing 24.2%, 15.5%, 12.7% and 12.6% respectively. Therefore, the loss of any one of these four customers would have a material impact on our business.

Backlog

We do not have a material amount of backlog orders as of December 31, 2014.

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

Environmental Matters

We are subject to China’s National Environmental Protection Law, as well as a number of other national and local laws and regulations regulating air, water and noise pollution and setting pollutant discharge standards. We believe that all our operations are in material compliance with all applicable environmental laws. We did not incur any costs to comply with environmental laws in 2014 or 2013.

Employees

The Company currently has 90 employees, all of whom are full time. Zhejiang has 85 employees, Yiwu 1 and Wang Da 1, Yosen Trading 3, all of whom are full-time.

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

We have a material weakness in our internal control over financial reporting (“ICFR”), and if we fail to maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may be adversely affected. We and our independent registered public accounting firm, in connection with the audit of the consolidated financial statements for 2014, have identified the following material weaknesses in our internal control over financial reporting: the ability of the Company to record transactions and provide disclosures in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

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

We may not be able to continue to operate as a going concern. We incurred a net loss of $1.1 million for the year ended December 31, 2014. We also had a stockholders' deficit of $2.8 million as of December 31, 2014. These conditions raise a substantial doubt as to whether we can continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our registered independent public accountants have included an emphasis of matter paragraph in their report on the financial statements relating to our ability to continue as a going concern.

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

Our wholly owned subsidiary Zhejiang is a FIE to which the Foreign Exchange Control Regulations are applicable. There can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future.

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

Because we do not intend to pay cash dividends on our common stock, stockholders will not be able to receive a return on their shares unless they sell them.. Although the Company’s two operating subsidiaries in China paid $525 in dividends during 2005, we have no current plans for declaring or paying dividends in the foreseeable future. We intend to retain earnings, if any, to provide funds for the development of our business.  Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them at a price higher than that which they initially paid for such shares. Also, as described in the risk factor entitled “Due to various restrictions under PRC laws on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our stockholders” above, the laws of the PRC may prohibit or restrict us from paying dividends.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company does not own any real estate properties and leases the following:

Zhejiang

1.	Zhejiang’s headquarters consisting of office space located in Hangzhou, Zhejiang province, China, under a one-year lease which expires in October 2015.

Yosen Trading

1.	Yosen Trading's warehouse located in Queens, NY under a five-year lease which expires in June 2019.

The Company believes its leased spaces are adequate and suitable to maintain and develop its business operations.

ITEM 3. LEGAL PROCEEDINGS

Neither we nor our subsidiaries are party to any material pending legal proceedings, and neither our property nor our subsidiaries’ property is the subject of any material pending legal proceedings. None of our directors, officers, affiliates or holders of 5% or more of our common stock, or any associate or any such person, is currently a party adverse to us or our subsidiaries.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

Part II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTCBB under the symbol “YOSN.OB.” The following table sets forth the quarterly high and low closing bids of our common stock as quoted on the OTCBB during 2013 and 2014.

	Low Bid*	High Bid*
2013
Quarter ended March 31	$0.21	$1.01
Quarter ended June 30	$0.13	$0.40
Quarter ended September 30	$0.01	$0.33
Quarter ended December 31	$0.16	$0.45

2014
Quarter ended March 31	$0.22	$0.90
Quarter ended June 30	$0.55	$1.06
Quarter ended September 30	$0.43	$0.72
Quarter ended December 31	$0.06	$0.53

*	The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The quotations were adjusted for the Company’s 1-for-5 reverse stock split.

Stockholders

As of the close of business on April 1, 2015, there were 84 holders of record of the Company’s common stock.

Dividends

The Company did not pay any dividends during 2014 and 2013. The Company has no current plans to declare cash dividends on its common stock in the future. If the Company ever determines to pay a dividend, it may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency from the PRC for the payment of such dividends from the profits of its operating subsidiaries in China.

Securities Authorized For Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following is a summary of all of our equity compensation plans as of December 31, 2014:

Plan Category	Number of securities issued upon exercise of outstanding options, warrants and rights	Number of restricted shares issued		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)
	(a)	(b)		(c)	(d)
Equity Compensation Plans Approved by Shareholders	-			$-	-
Equity Compensation Plans Not Approved by Shareholders	150,000 (2)	7,600,000	(1)	$-	-

(1)	Represents 4,100,000 shares issued under the 2011 Plan and 3,500,000 shares issued under the 2013 Plan to employees and consultants of the Company.
(2)	Represents 150,000 shares issued upon exercise of warrants.

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

On December 23, 2014, the Company’s BOD adopted the Yosen Group 2014 Restricted Stock Plan (the “2014 Plan”).  The 2014 Plan provides for the granting of restricted stock awards to employees, directors and consultants of the Company and the employees, directors and consultants of the Company’s affiliates. Under the 2014 Plan, 600,000 shares of the Company’s common stock were initially available for issuance for awards.  The 2014 Plan shall continue in effect, unless sooner terminated, or until the tenth anniversary of the date on which it is adopted by the Board is reached. As of December 31, 2014, none of the shares available for issuance under the 2014 Plan were issued.

Repurchase of Securities

We did not repurchase any of shares of our common stock during 2013 and 2014.

Recent Sales of Unregistered Securities

Other than described below, there were no sales of unregistered securities during 2014, the period covered by this Annual Report, which were not previously reported on a Quarterly Report on Form 10-Q or Current Report on Form 8-K filed with the SEC.

On December 24, 2014, the Company consummated the sale of 1,600,000 shares of common stock to one investor at a purchase price of $0.25 per share, for $400,000.

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

Results of Operations

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

Reportable Operating Segments

In 2011, Sanhe closed all its 210 stores in stores and Letong closed its direct retail and franchise operation. In 2012, Yiwu closed all its stores in stores. In 2014, Wang Da closed all its store in stores. As such, Sanhe, Letong, Yiwu and Wang Da were reported as discontinued operations in the financial statements of 2014.

The Company reports financial and operating information in continuing operations through two segments, mobile phones segment by Zhejiang and international trade by Yosen Trading:

a)	Mobile phones
b)	International trade

a)	Mobile phones

Zhejiang focuses on distribution of Samsung and Apple brand products.

	Year Ended December 31,		Percentage
Zhejiang	2014	2013	Change
Revenue	$10,902,862	$11,414,126	(4.5)%
Gross Profit	315,815	338,645	(6.7)%
Profit Margin	2.9%	3.0%	(0.1)%
Operating (Loss)	(524,398)	(1,679,534)	(68.8)%

For 2014, Zhejiang generated revenue of $10,902,862, a decrease of $511,264 or 4.5% compared to $11,414,126 for 2013. Gross profit decreased $22,830 or 6.7% from $338,645 for 2013 to $315,815 for 2014. Operating losses were $524,938 in 2014, decreased $1,155,136 compared to $1,679,534 in 2013. Operating losses as a percentage of sales decreased from 14.7% in 2013 to 4.8% in 2014. The decrease in operating losses was primarily due to control on general and administrative expenses to cut losses.

Profit margin was 2.9% in 2014, remained relatively stable compared to 3.0% in 2013.

Retail locations of Zhejiang

The following table reflects a roll forward during 2013 and 2014 of our retail locations (i.e., number of stores opened, number of stores closed and number of stores open at year-end). “ Store in store” refers to the sales counters where the Company’s products are displayed for sale within large-scale supermarkets, department stores and other sites. At present, all of our “stores in stores” are in Zhejiang province.

(Number of Locations)	Zhejiang
Locations at January 1, 2013	34
Opened during 2013	8
Closed during 2013	(14)
Locations at December 31, 2013	28
Opened during 2014	3
Closed during 2014	(7)
Locations at December 31, 2014	24

The following table reflects the square footage of each store space during 2013 and 2014.

(In Square Foot)	Zhejiang
Area at January 1, 2013	18,060
Opened during 2013	4,838
Closed during 2013	(7,436)
Area at December 31, 2013	15,462
Opened during 2014	1,455
Closed during 2014	(3,812)
Area at December 31, 2014	13,105

The following table reflects net sales per square foot for 2013 and 2014.

Zhejiang
2013	$738
2014	832

The following table reflects the amount of comparable or same store sales for each period (i.e., the change in sales from stores that were open for each year presented).  A “comparable store” is defined as the same “store in store,” for which sales of that “store in store” is compared in the same month or same quarter of different years, such as the comparison of the sales occurring during March 2014 and March 2013 in the same “store in store.”

Zhejiang
2013	$664
2014	695

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

(4)  stores with same product mix would be regarded as comparable; if there is significant change in product mix in a store, that store will not be regarded as a comparable store; and

(5) with respect to net sales per square foot each year and how we treat changes in square footage, this depends on the materiality of the impact on sales per square foot as a result of an increase or decrease in square footage. By way of example, a store with an area of 130 square feet had sales of $14,000 per month in 2006, which results in approximately $108 in sales per square foot. In 2007, if the same store increased the area of operation to 140 square feet and had sales of $16,000 per month that would result in approximately $114 in sales per square foot. We would deem the $6 increase in sales per square foot to be immaterial.  Accordingly, in this case, we will use the area of 130 square feet to compare same store sales, and the additional 10 square feet will be ignored in the calculation of same store sales.

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

Year Ended December 31, 2014
Revenue	$1,838,189
Gross Profit	$357,018
Profit Margin	19.4%
Operating Loss	$(38,229)

Total Company

Net Sales

Net sales from continuing operations for 2014 totaled $12,741,051, a year-over-year increase of $1,326,925 or 11.6% compared to $11,414,126 for 2013. The increase was primarily due to new revenue stream from international trade business.

Percentage of Sales

In 2014, the Company earned 87.9% of its sales from its retail and 12.1% from its wholesale operations compared to 98.8% from retail and 1.2% from wholesale in 2013.

Percentage of sales from retail and wholesale operations for each segment is as follows in 2014:

	Zhejiang	Yosen Trading	Total
Retail	96.6%	79.2%	87.9%
Wholesale	3.4%	20.8%	12.1%

Percentage of sales from retail and wholesale operations for each segment is as follows in 2013:

	Zhejiang	Yosen Trading	Total
Retail	98.8%	-%	98.8%
Wholesale	1.2%	-%	1.2%

Cost of Sales

Cost of sales from continuing operations (“COS”) for 2014 totaled $12,068,218, or 94.7% of sales compared to $11,075,481, or 97.0% of for 2013. The decrease in the COS was a result of the decrease in sales.

Profit Margin

Profit margin in 2014 increased to 5.3% compared to 3.0% in 2013. The profit margin increase was mainly attributed to newly established international trade business having a higher profit margin.

Because the Company does not include the costs for its distribution network in COS, its gross profit and profit margin as a percentage of net sales (“profit margin”) may not be comparable to those of other retailers that may include distribution costs in cost of sales and in gross profit and profit margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2014 totaled $1,665,118, or 13.1% of net sales, compared to $3,603,202, or 31.6% for 2013. General and administrative expenses decreased as a percentage of sales. The decrease in selling, general and administrative expenses was primarily due to decrease in staff related cost and store management fees.

Loss from Continuing Operations

Operating loss for 2014 was $992,285 or (7.8)% of net sales compared to $3,264,557 or (28.6)% for 2013. Lower general and administrative expenses contributed to the decrease in loss from operations.

Provision for Income Taxes

Provision for income taxes for 2014 and 2013 were $0 due to losses incurred by both Zhejiang and Yosen Trading.

Net Loss from Continuing Operations

Net loss from continuing operations for 2014 was $823,721 or (6.5)% of net sales compared to $3,270,098 or (28.6)% for 2013. Lower general and administrative expenses contributed to the decrease in loss from operations.

Net Loss from Discontinued Operations

Net loss from discontinued operations for 2014 was $272,255 compared to $356,590 for 2013, a decrease of $84,335. The decrease in net loss from discontinued operations was due to Jinhua having losses in 2013 but legally dissolved in 2014.

Net Loss

Net loss for 2014 was $1,095,976 compared to $3,626,688 for 2013, a decrease of $2,530,712. The decrease in net loss was primarily due to decreased G&A expenses.

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

	2014	2013
RMB/$ exchange rate at year end	0.1629	0.1637
Average RMB/$ exchange rate for the years	0.1628	0.1615

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated results of operations. As a result of the translation, Yosen recorded a foreign currency gain of $7,220 in 2014 and $7,768 in 2013, which is a separate line item on the Statements of Operations and Comprehensive Loss.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings.

Cash and equivalents were $1,557,586 at December 31, 2014 and current assets totaled $4,707,387. The Company’s current liabilities were $6,339,219 at December 31, 2014. Working capital deficiency at December 31, 2014 was $(1,631,832). During 2014, net cash used in operating activities was $274,177.

Cash and equivalents were $1,426,018 at December 31, 2013 and current assets totaled $3,927,806. The Company’s current liabilities were $5,264,878 at December 31, 2013. Working capital deficiency at December 31, 2013 was $(1,337,072). During 2013, net cash used in operating activities was $962,511.

The Company had short-term loans of $961,147 and $2,618,487, respectively as of December 31, 2014 and 2013. The Company had long-term loans of $488,719 and $490,966, respectively as of December 31, 2014 and 2013.

19

The WFOE Law (1986), as amended and The WFOE Law Implementing Rules (1990), as amended, contain the principal regulations governing dividend distributions by WFOEs. Under these regulations, WFOEs, such as Wang Da and Zhejiang may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, Wang Da and Zhejiang are required to set aside a certain amount of any accumulated profits each year (a minimum of 10%, and up to an aggregate amount equal to half of its registered capital), to fund certain reserve funds. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. The Company’s two subsidiaries in China paid $525 in dividends during 2005, however, we do not intend to pay dividends on our common stock in the foreseeable future. If we ever determine to pay a dividend, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of such dividends from the profits of Zhejiang.

	Year Ended December 31,
	2014	2013
Net cash used in operating activities	$(274,177)	$(962,511)
Net cash used in investing activities	(10,185)	-
Net cash provided by financing activities	421,222	1,857,686
Effect of exchange rate change on cash and equivalents	(5,292)	74,347
Net increase in cash and equivalents	131,568	969,522
Cash and equivalents at beginning of year	1,426,018	456,496
Cash and equivalents at end of year	$1,557,586	$1,426,018

Operating Activities

Net cash used in operating activities was $274,177 in 2014 compared to $962,511 in 2013. This decrease was mainly attributable to (i) a decrease in net losses of $2,530,712 from $(3,626,688) in 2013 to $(1,095,976) in 2014, (ii) increase in accounts payable of $103,826 and accrued expenses of $480,845 (iii) increase in advance from CEO of $434,063 offset by the increase in accounts receivable of $143,432, increase in inventory of $138,520 and advance to suppliers of $368,187 in 2014, adding back the non-cash item, stock compensation expense of $361,453.

Investing Activities

	2014	2013
Net cash used in investing activities	$(10,185)	$-

Net cash used in investing activities in 2014 was $10,185 in equipment purchase. Net cash used in investing activities in 2013 was zero.

Financing Activities

The Company had short-term loans of $961,147 and $2,618,487, respectively as of December 31, 2014 and 2013. The Company had notes payable of $3,013,766 and $1,391,071, and long-term loan of $488,719 and $490,966, respectively as of December 31, 2014 and 2013.

	2014	2013
Net cash provided by financing activities	$421,222	$1,857,686

Net Increase in Cash and Equivalents

	2014	2013
Net increase in cash and equivalents	$131,568	$969,523

Cash and Equivalents

	2014	2013
Cash and equivalents	$1,557,586	$1,426,018

Cash and equivalents as of December 31, 2014 and 2013 were solely bank accounts in the US and China. Specifically, cash and equivalents for each subsidiary as of December 31, 2014 and 2013 included:

Name of Entity	Region	Currency	2014	2013
Yosen Group	US entity	USD	44,317	135
Capital	BVI entity	USD	-	-
Yosen Trading	US entity	RMB	9,365	-
Zhejiang	Chinese entity	RMB	688,114	167,678
Yiwu	Chinese entity	RMB	8,527,842	8,526,143
Sanhe	Chinese entity	RMB	3,354	743
Wang Da	Chinese entity	RMB	12,403	17,694

Cash equivalents held in the PRC subsidiaries are not freely transferrable outside the country. The amounts not freely transferable as of December 31, 2014 and 2013 were RMB9,231,713($1,503,904) and RMB8,712,716 ($1,425,883), respectively.

Capital Expenditures

Capital expenditures for purchase of fixed assets during 2014 and 2013 were $10,185 and $0, respectively.

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

Going Concern

As discussed in Note 2 to the financial statements, The Company realized net loss of $1,095,976 and $3,626,688 for 2014 and 2013, respectively. The Company had accumulated deficit of $48,220,226 as of December 31, 2014. In addition, the Company’s cash position substantially deteriorated from 2010. These issues raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

21

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): “Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force)”. ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current US GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial statements

In April 2014, the FASB issued ASU No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

In May 2014, the FASB issued ASU No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In June 2014, the FASB issued ASU No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclosure the risks and uncertainties related to their activities. ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 will no longer be required for interim and annual reporting periods beginning after December 15, 2014, and the revised consolidation standards will take effect in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted the provisions of ASU 2014-10 effective for its financial statements for the interim period ended June 30, 2014, and will no longer present the inception-to-date information formally required.

In August 2014, the FASB issued ASU No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

In November 2014, the FASB issued ASU No. 2014-16 (ASU 2014-16), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in US GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2014-16 is not expected to have a material effect on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01 (Subtopic 225-20) - Income Statement - Extraordinary and Unusual Items. ASU 2015-01 eliminates the concept of an extraordinary item from US GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In February, 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company are included following the signature page to this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Resignation of Goldman Kurland &Mohidin, LLP as Principal Accountant

1.   On January 14, 2015, Goldman Kurland & Mohidin LLP (“GKM”) advised Yosen Group, Inc (the “Company”) of  its resignation as the independent registered public accounting firm for the Company.

2.   The resignation of GKM was approved by the Board of Directors of the Company.

3.  GKM audited the financial statements of the Company as at and for the years ended December 31, 2013, its report thereon expressed uncertainty as to the Company’s ability to continue as a going concern,  such report did not otherwise contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

4.   During the Company’s fiscal year ended December 31, 2013 and through the date of this Current Report on Form 8-K (this “Form 8-K”): (i) there were no disagreements between the Company and GKM on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of GKM would have caused GKM to make reference to the subject matter of the disagreement in its report on the Company's financial statements for such years or during the interim period through the date of this Form 8-K, and (ii) there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

5.   The Company provided GKM with a copy of the disclosures in the Form 8-K reporting the resignation of GKM and requested that GKM  furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not GKM agreed with the Company's statements in the Form 8-K. A copy of the letter furnished by GKM in response to that request was filed as Exhibit 16.1 to the Form 8-K.

Engagement of MJF & Associates, APC as Principal Accountant

1.   On January 19, 2015, the Company engaged MJF & Associates, APC (“MJF”) as its registered independent public accountants for the fiscal year ended December 31, 2014. The decision to engage MJF was approved by the Board of Directors of the Company.

2.   During the Company's fiscal years ended December 31, 2013 and December 31, 2012, and through the date of the Company’s Form 8-K reporting the engagement of MJF, the Company did not consult with MJF on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and MJF did not provide either a written report or oral advice to the Company that MJF concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of  Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2014, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2014, the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal controls identified below.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our ICFR based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, and due to the material weakness described below, management concluded that our ICFR was not effective as of December 31, 2014.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of our executive officers and directors.

Name	Age	Position
Zhenggang Wang	46	Chief Executive Officer and Chairman of the Board
Weiping Wang	48	Chief Financial Officer
Xinchuan Kong	40	President
Chenghua Zhu	39	Director
Mingjun Zhu	46	Director
Rongjin Weng	51	Director
Wei Kang Gu	69	Director

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

Changes in Director Nomination Process for Stockholders

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s BOD since the filing of the Company’s Annual Report on Form 10-K for 2013.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company to file reports of ownership and changes in ownership with the SEC. Such persons also are required to furnish our company with copies of all Section 16(a) forms they file. Based solely on our review of copies of such forms received by us, we believe that during 2014, the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation paid by us in 2014 and 2013 to our Chief Executive Officer (the “named executive officer”. Our Chief Executive Officer was the only executive officer who received total compensation greater than $100,000 in 2014.

SUMMARY COMPENSATION TABLE

Name and
Principal				Stock	Option
Position	Year	Salary	Bonus	Awards	Awards	Total
Zhenggang Wang, CEO	2014	$4,242	$-	$-	$-	$4,242
	2013	$30,805	$-	$350,000 (1)	$-	$380,805

(1)	Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to ASC 718. The stock value was calculated based on the closing price of $0.3 per share on the date of grant.

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

Outstanding Equity Awards At Year-End

There were no outstanding unexercised options, unvested stock or other equity incentive plan awards held by the named executive officer as of December 31, 2014.

Pension Benefits

We do not have any pension benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

Potential Payments Upon Termination or Change in Control

See “Employment Agreements” above for a description of potential payments to Mr. Wang upon termination.

Compensation of Directors

Our directors did not receive compensation during 2014 for services as members of the Company’s Board:

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

The percentages below are calculated based on 25,292,356 shares of common stock issued and outstanding on April 8, 2015:

	Amount of	Percentage of
Name of Beneficial Owner	Beneficial Ownership	Beneficial Ownership
Zhenggang Wang	5,445,000	21.5%
Wei Kang Gu	-	-
Chenghua Zhu	-	-
Mingjun Zhu	-	-
Rongjin Weng	-	-
All directors and executive officers as a group (7 persons)	5,495,000	21.7%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

None.

Director Independence

The BOD has determined that each of our directors, except Zhenggang Wang, is an “independent director” as defined in the Marketplace Rules of the Nasdaq Stock Market (“NASDAQ”).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On January 5, 2009, the Company, on the recommendation of the Audit Committee of its BOD, engaged Goldman Kurland and Mohidin LLP (“GKM”) as its independent registered public accounting firm.   On January 14, 2015, GKM advised the Company of  its resignation as the independent registered public accounting firm for the Company.  On January 19, 2015, the Company engaged MJF as its registered independent public accountants for the fiscal year ended December 31, 2014.

The following represents fees for professional audit services rendered by MJF and GKM for 2014 and 2013, respectively.

Audit Fees

The aggregate fees billed by our current auditors, MJF, for professional services rendered for the audit of our annual financial statements for 2014 was $55,000. The aggregate fees billed by our former auditors, GKM, for for professional services rendered for the audit of our annual financial statements for 2013 was $100,448.

Audit Related Fees

We incurred no audit related fees to GKM during 2014 and 2013.

Tax Fees

Neither MJF or GKM did not render any services for tax compliance, tax advice and tax planning during the years ended December 31, 2014 and 2013.

All Other Fees

Neither MJF or GKM did not bill us any additional fees that are not disclosed under audit fees, audit related fees or tax fees during 2014 and 2013.

Audit Committee Pre-Approval Process, Policies and Procedures

The Audit Committee has adopted pre-approval policies for all services, including both audit and non-audit services, provided by our independent auditors.  For audit services, each year the independent auditor provides the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Audit Committee before the audit process commences.  The independent auditor also submits an audit services fee proposal, which also must be approved by the Audit Committee before the audit process commences.  The audit, tax, and all other fees and services described above were pre-approved for 2014 and 2013.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           (b)           The exhibits listed on the Exhibit Index are filed as part of this Annual Report.

EXHIBIT INDEX

Exhibit No	Document Description
3.1	Amended and Restated Articles of Incorporation of the Registrant (24)
3.2	By-laws of the Registrant (1)
4.1	Yosen Group Amended 2005 Equity Incentive Plan (2)
4.2	Yosen Group 2011 Restricted Stock Plan (19)
4.3	Amendment to the Company’s 2011 Restricted Stock Plan (20)
4.4	The Company’s 2012 Omnibus Securities and Incentive Plan (22)
10.1	Stock Purchase Agreement, dated as of October 17, 2005, by and among Sun Oil & Gas, Inc., EH&P Investments, John D. Swain, Fred Holcapek, PH Holding Group, Ma Cheng Ji, Zhou Wei, Zeng Xiu Lan, Gu Xiao Dong, Jacksonville Management Limited, Colin Wilson, Alliance Capital Management, Inc., Hanzhong Fang and China US Bridge Capital, Limited (3)
10.2	Consulting Services Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang YongXin Digital Technology Company Limited (4)
10.3	Operating Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang YongXin Digital Technology Company Limited (4)
10.4	Proxy and Voting Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang YongXin Digital Technology Company Limited (4)
10.5	Option Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang YongXin Digital Technology Company Limited (4)
10.6	Equity Pledge Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang YongXin Digital Technology Company Limited (4)
10.7	Subscription Agreement, dated as of December 20, 2005, between the Registrant and Huiqi Xu. (5)
10.8	Consulting Agreement, dated as of December 20, 2005, among the Registrant, Wen-An Chen and Huoqing Yang. (5)
10.9	Guarantee Contract between the Registrant and Shenzhen Shiji Ruicheng Guaranty and Investment Company Limited, dated as of December 21, 2005. (6)
10.10	Agreement and Plan of Merger, dated as of December 21, 2005, among the Registrant, YX Acquisition Corporation, Capital Future Development Limited, Zhenggang Wang, Yimin Zhang, Weiyi Lv, Xiaochun Wang, Zhongsheng Bao, Simple (Hongkong) Investment & Management Company Limited, First Capital Limited, Shenzhen Dingyi Investment & Consulting Limited and China US Bridge Capital Limited. (6)
10.11	Form of Promissory Note dated December 21, 2005. (6)
10.12	Share Exchange Agreement, dated as of November 28, 2006, among Yosen Group, Capital Future Development Limited (“Capital”), Shanghai Joy & Harmony Electronics Company Limited, and the shareholders of Capital. (7)
10.13	Form of Securities Purchase Agreement, dated July 13, 2007, by and among the Registrant and certain subscribers (8)
10.14	Letter of Intent for Strategic Partnership, dated November 22, 2007, between the Registrant’s subsidiary Zhejiang Yongxin Technology Limited and Hangzhou Xituo Network Technology Company (9)
10.15	Consignment Agreement, dated January 2, 2008, between the Registrant’s subsidiary Hangzhou Shan He Electric Company Limited and Hangzhou Lotour Digital Products Business Company Limited (10)
10.16	Consignment Agreement, dated January 3, 2008, between the Registrant’s subsidiary Hangzhou Wang Da Electric Company Limited and Hangzhou Lotour Digital Products Business Company Limited (10)
10.17	Acquisition Agreement dated December 19, 2008 by and among Zhejiang YongXin Digital Technology Company Limited, Yiwu YongXin Communication Limited Jinhua Baofa Logistic Limited and the shareholders of Jinhua Baofa Logistic Limited (12)
10.18	Amendment to Acquisition Agreement dated April 4, 2009 by and among Zhejiang YongXin Digital Technology Company Limited, Yiwu YongXin Communication Limited and the shareholders of Jinhua Baofa Logistic Limited (13)

10.19	Compensation Agreement, dated November 27, 2009, between Yosen Group and Joseph Levinson (14)
10.20	Board of Directors Agreement, dated December 8, 2006, among Yosen Group and Kenneth T. Berents (15)
10.21	Yosen Group 2008 Omnibus Securities and Incentive Plan (16)
10.22	Stock Option Agreement Director Non-Qualified Stock Option, dated December 1, 2008 and effective as of January 15, 2009, between Yosen Group and Kenneth Berents (16)
10.23	Stock Option Agreement Director Non-Qualified Stock Option, dated December 1, 2008 and effective as of January 15, 2009, between Yosen Group and Kenneth Berents (16)
10.24	Stock Option Agreement Director Non-Qualified Stock Option, dated December 1, 2008 and effective as of January 15, 2009, between Yosen Group and Kenneth Berents (16)
10.25	Stock Option Agreement with Todd L. Mavis, dated April 21, 2009, between Yosen Group and Todd L. Mavis (16)
10.26	Agreement dated May 3, 2007 between Yosen Group and Joseph Levinson (16)
10.27	Letter Agreement dated June 16, 2009 between Yosen Group and Jian Zhang (17)
10.28	Share-holding entrustment agreement dated November 21,2005 between Capital Future Developments Limited and Huiyi Lv (23)
10.29	Share-holding entrustment agreement dated November 21,2005 between Capital Future Developments Limited and Xiaochun Wang (23)
10.30	Share-holding entrustment agreement dated November 21,2005 between Capital Future Developments Limited and Yimin Zhang (23)
10.31	Share-holding entrustment agreement dated November 21,2005 between Capital Future Developments Limited and Zhenggang Wang (23)
10.32	Share-holding entrustment agreement dated November 21,2005 between Capital Future Developments Limited and Zhongsheng Bao (23)
10.33	Employment Agreement dated May 17, 2012 by and between the Company and Zhenggang Wang (20)
10.34	Loan Agreements, dated July 16, 2012, between the Company and Zhejiang Chouzhou Commercial Bank, dated July 16, 2013 (21)
10.35	Subscription Agreement, dated as of August 23, 2013, between the Registrant and Jessie Wong (25)
10.36	Subscription Agreement, dated as of August 23, 2013, between the Registrant and Wa Cheung (25)
10.37	Consulting Agreement, dated as of December 30, 2013, between the Registrant and Yunge Huang (26)
10.38	Consulting Agreement, dated as of December 30, 2013, between the Registrant and Weiguo Xu (26)
10.39	Subscription Agreement, dated as of December 24,2014, between the Registrant and Shu Chen (27)
14.1	Code of Business Conduct and Ethics (11)
21.1	List of Subsidiaries (18)
31.1	Certification of Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Principal Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)*
32.2	Certification of Principal Accounting and Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)*

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

(1)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on January 3, 2007.
(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-141173) dated March 9, 2007.
(3)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on October 21, 2005.
(4)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on September 11, 2007.
(5)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 20, 2005.
(6)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 22, 2005.
(7)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 11, 2006.
(8)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on July 17, 2007.
(9)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on November 28, 2007.
(10)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on January 17, 2008.
(11)	Incorporated by reference from the Registrant’s Annual Report filed with the SEC on Form 10-K on March 27, 2008.
(12)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 29, 2008.
(13)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on April 9, 2009.
(14)	Incorporated by reference from the Registrant’s Annual Report filed with the SEC on Form 10-K on April 16, 2009.
(15)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 14, 2006.
(16)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-159200) dated May 13, 2009.
(17)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on June 22, 2009.
(18)	Incorporated by reference from the Registrant’s Annual Report filed with the SEC on Form 10-K on April 16, 2010.
(19)	Incorporated by reference from the Registrant’s Annual Report filed with the SEC on Form 10-K on May 18, 2011.
(20)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on May 23, 2012.
(21)	Incorporated by reference from the Registrant’s Quarterly Report filed with the SEC on Form 10-Q on November 14, 2012.
(22)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-182754) dated July 19, 2012.
(23)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on April 16, 2012.

(24)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on April 12, 2013.
(25)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on August 26, 2013.
(26)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 31, 2013.
(27)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 29, 2014.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of April 2015.

YOSEN GROUP, INC.

/s/ Zhenggang Wang
Zhenggang Wang
Chief Executive Officer and Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ Zhenggang Wang		April 8, 2015
Zhenggang Wang	Chief Executive Officer and
Chairman (Principal Executive
Officer)

/s/ Xinchuan Kong
Xinchuan Kong	President	April 8, 2015

/s/ Weiping Wang
Weiping Wang	Chief Financial Officer (Principal	April 8, 2015
Accounting and Financial Officer)

/s/ Chenghua Zhu
Chenghua Zhu	Director	April 8, 2015

/s/ Mingjun Zhu
Mingjun Zhu	Director	April 8, 2015

/s/ Rongjin Weng
Rongjin Weng	Director	April 8, 2015

/s/ Wei Kang Gu
Wei Kang Gu	Director	April 8, 2015

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Yosen Group, Inc.

We have audited the accompanying consolidated balance sheets of Yosen Group, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended. Yosen Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yosen Group, Inc. as of December 31, 2014 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations and has stockholders’ deficit of $2,076,226. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MJF & Associates, APC

Los Angeles, California

March 30, 2015

515 S. Flower Street, Suite 3600, Los Angeles, CA 90071 Telephone: (213) 626-2701 Fax: (866) 510-6726

F - 1

F - 2

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013

ASSETS

Current assets:
Cash and equivalents	$1,557,586	$1,426,018
Accounts receivable, net	356,550	214,260
Inventories	1,622,031	1,490,415
Advances to suppliers	1,121,775	756,779
Advance to related party	-	-
Prepaid expenses and other current assets	49,445	40,334
Total current assets	4,707,387	3,927,806

Property and equipment, net	44,285	41,575
Total assets	$4,751,672	$3,969,381

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Short-term loans	$961,147	$2,618,487
Notes payable	3,013,766	1,391,071
Accounts payable	320,403	217,670
Accrued expenses and other payable	678,890	197,893
Advance from related party	434,395	-
Advance from customers	47,739	-
Income tax payable	882,879	839,757
Total current liabilities	6,339,219	5,264,878
Long-term loans	488,719	490,966
Total liabilities	$6,827,938	$5,755,844

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,292,527 and 23,542,527 issued and outstanding as of December 31, 2014 and 2013	25,292	23,542
Additional paid-in capital	26,715,554	25,918,351
Subscription receivable	(50,000)	(50,000)
Statutory reserve	11,542,623	11,542,623
Other comprehensive income	7,910,491	7,903,271
Accumulated deficit	(48,220,226)	(47,124,250)
Total stockholders’ deficit	(2,076,266)	(1,786,463)
Total liabilities and stockholders’ deficit	$4,751,672	$3,969,381

The accompanying notes are an integral part of these consolidated financial statements.

F - 3

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31,

	2014	2013
Net sales	$12,741,051	$11,414,126
Cost of sales	12,068,218	11,075,481
Gross profit	672,833	338,645
Selling, general and administrative expenses	1,665,118	3,603,202
Loss from continuing operations	(992,285)	(3,264,557)
Other (income) expense
Interest income	(225)	(5,247)
Other income	(501,367)	(175,727)
Other expense	333,028	186,515
Total other (income) expense	(168,564)	5,541

Loss from continuing operations before income taxes	(823,721)	(3,270,098)
Provision for income taxes	-	-
Net loss from continuing operations	(823,721)	(3,270,098)

Net loss from discontinued operations, net of income taxes	(272,255)	(356,590)

Net loss	(1,095,976)	(3,626,688)

Foreign currency translation adjustments	7,220	7,768
Comprehensive loss	$(1,088,756)	$(3,318,920)

Basic and diluted loss per share:
Continuing operations	(0.03)	(0.17)
Discontinued operations	(0.01)	(0.02)
Net loss per share	$(0.04)	$(0.19)

Weighted average shares outstanding:
Basic	23,667,185	19,487,890
Diluted	26,406,694	20,178,371

The accompanying notes are an integral part of these consolidated financial statements.

F - 4

 YOSEN GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2014 AND 2013

			Additional			Other		Total
	Common Stock		Paid-In	Subscription	Statutory	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Reserve	Income	Deficit	Deficit
Balance at January 1, 2013	18,782,527	$18,782	$24,041,779	$(50,000)	$11,542,623	$7,895,503	$(43,497,562)	$(48,875)
Foreign currency translation adjustments	-	-	-	-	-	7,768	-	7,768
Issuance of common stock for financing	2,000,000	2,000	638,000	-	-	-	-	640,000
Issuance of common stock for compensation	2,760,000	2,760	1,238,572	-	-	-		1,241,332
Net loss	-	-	-	-	-	-	(3,626,688)	(3,626,688)
Balance at December 31, 2013	23,542,527	$23,542	$25,918,351	$(50,000)	$11,542,623	$7,903,271	$(47,124,250)	$(1,786,463)
Foreign currency translation adjustments	-	-	-	-	-	7,220	-	7,220
Issuance of common stock for financing	1,600,000	1,600	398,400	-	-	-	-	400,000
Issuance of common stock for warrants exercise	150,000	150	37,350	-	-	-	-	37,500
Stock compensation	-	-	361,453	-	-	-	-	361,453
Net loss	-	-	-	-	-	-	(1,095,976)	(1,095,976)
Balance at December 31, 2014	25,292,527	$25,292	$26,715,554	$(50,000)	$11,542,623	$7,910,491	$(48,220,226)	$(2,076,266)

The accompanying notes are an integral part of these consolidated financial statements.

F - 5

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

	2014	2013
Operating activities:
Net loss	$(1,095,976)	$(3,626,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,448	1,517
Gain on disposal of property, plant and equipment		-
Loss on settlement of debt	-	140,000
Stock based compensation	361,453	1,241,333
(Increase)/decrease in assets:
Accounts receivable	(143,432)	665,568
Inventories	(138,520)	529,964
Prepaid expenses and other current assets	(9,355)	161,717
Advances to suppliers	(368,187)	11,650
Advance to related party	-	501,814
(Increase)/decrease in current liabilities:
Accounts payable	103,826	(574,465)
Accrued expenses and other payables	480,845	(2,346)
Advance from related party	434,063	-
Advance from customers	47,728	-
Income tax payable	46,930	(12,575)
Net cash used in operating activities	(274,177)	(962,511)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,185)	-
Net cash used in investing activities	(10,185)	-
		-
CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of short-term bank loans	(1,644,094)	-
Net proceeds from long-term bank loans	-	484,614
Net proceeds from notes payable	1,627,816	1,373,072
Net proceeds from equity financing	437,500	-
Net cash provided by financing activities	421,222	1,857,686

Effect of exchange rate changes on cash and equivalents	(5,292)	74,348
Net increase (decrease) in cash and equivalents	131,568	969,523
Cash and equivalents, beginning of year	1,426,018	456,495
Cash and equivalents, end of year	$1,557,586	$1,426,018

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$266,901	$230,552

The accompanying notes are an integral part of these consolidated financial statements.

F - 6

YOSEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

F - 7

ORGANIZATIONAL CHART

Our corporate structure as of December 31, 2014 is as follows:

ORGANIZATIONAL CHART

* These entities ceased operation in 2011.

** The entity ceased operation in 2012.

*** The entity ceased operation in 2013.

F - 8

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company realized net loss of $1,095,976 and $3,626,688 for 2014 and 2013, respectively. The Company had accumulated deficit of $48,220,226 as of December 31, 2014. In addition, the Company’s cash position substantially deteriorated from 2010. There can be no assurance that the Company will become profitable or that it will survive as a public company. These issues raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Currency Translation

The accounts of Zhejiang, Wang Da, Yiwu, Joy & Harmony, Jinhua and Sanhe were maintained, and its financial statements were expressed RMB. Such financial statements were translated into USD in accordance with FASB ASC Topic 830-10, “Foreign Currency Translation,” with the RMB as the functional currency. According to FASB ASC Topic 830-10, assets and liabilities were translated at the ending exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the year. The resulting translation adjustments are reported as other comprehensive income in accordance with FASB ASC Topic 220, “Reporting Comprehensive Income,” as a component of shareholders’ equity. Transaction gains and losses are reflected in the consolidated statements of operations and comprehensive loss.

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

F - 9

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

		Additions
Year	Balance at January 1,	Charged to expenses	Charged to other comprehensive loss	Deductions	Balance at December 31,
2014	$745,714	$254,892	$-	$-	$1,000,607
2013	$959,026	$43,458	$-	$(256,770)	$745,714

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of December 31, 2014 and 2013, inventory consisted entirely of finished goods valued at $1,622,031 and $1,490,415, respectively.

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

Automotive	5 years
Office Equipment	5 years

As of December 31, 2014 and 2013, property and equipment consisted of the following:

	2014	2013
Automotive	$70,232	$63,254
Office equipment	186,187	184,007
Sub Total	256,419	247,261
Less: accumulated depreciation	(212,134)	(205,686)
Total	$44,285	$41,575

F - 10

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC Topic 360, “Property, Plant and Equipment” , requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2014 and 2013, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments” , requires that the Company disclose estimated fair values (“FVs”) of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of FV.

Short-term Bank Loans

As of December 31, 2014 and December 31, 2013, short-term loans consisted of the following:

	2014	2013

Bank loan from Bank of Chouzhou, dated July 16, 2014, due on July 15, 2015, with an annual interest rate of 6.9% payable monthly, personally guaranteed by the CEO	$814,531	$-

Bank loan from Bank of Hangzhou, dated September 26, 2014, due on March 24, 2015, with an annual interest rate of 10.0% payable monthly*	146,616	-

Bank loan from Bank of Chouzhou, dated July 16, 2013, due on July 15, 2014, with an annual interest rate of 6.6% payable monthly, personally guaranteed by the CEO	-	818,277

Bank loan from Bank of Chouzhou, dated July 17, 2013, due on July 16, 2014, with an annual interest rate of 6.6% payable monthly, personally guaranteed by the CEO	-	1,636,554

Bank loan from Bank of Hangzhou, dated September 24, 2013, due on March 21, 2014, with an annual interest rate of 12.0% payable monthly*	-	163,656

	$961,147	$2,618,487

* Bank loan has been repaid without renewal.

Long-term Loans

As of December 31, 2014 and December 31, 2013, long-term loan consisted of the following:

	2014	2013
Bank loan from Bank of Hangzhou, dated July 11, 2013, due on July 8, 2016, with an annual interest rate of 7.38% payable monthly	$488,719	$490,966
	$488,719	$490,966

F - 11

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

The Company records revenues when title and the risk of loss pass to the customer.  Generally, these conditions occur on the date the customer takes delivery of the product.  Revenue is generated from sales of Yosen products through two main revenue streams:

1.	Retail. 87.9% and 98.8% of the Company's revenue came from sales to customers at outlets installed inside department stores etc. (i.e. store in store model) during 2014 and 2013, respectively and is mainly achieved through two broad categories:

a.	Purchase contracts . Sales by purchase contracts have terms of 15-30 days from the transfer of goods to the customer. Under this method, the Company delivers goods to places designated by the customers and receives confirmation of delivery. At that time, ownership and all risks associated to the goods are transferred to the customers and payment is made within 30 days. The Company relieves its inventory and recognizes revenue upon receipt of confirmation from the customer.

b.	Point of sale transfer of ownership . Under this method, the Company’s products are placed in third party stores and sold by the Company’s sales people. Upon purchase of the item by the customer, the Company relieves its inventory and recognizes revenue related to that item.

2.	Wholesale. 12.1% and 1.2% of the Company's revenue came from wholesale during 2014 and 2013, respectively. Recognition of income in wholesales is based on the contract terms. Upon purchase of the item by the customer, the Company relieves its inventory and recognizes revenue related to that item.

Sales revenue is therefore recognized on the following basis:

1.	Store in store:

a.	For goods sold under sales and purchase contracts, revenue is recognized when goods are received by customers.

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

F - 12

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

F - 13

Shipping and Handling Fees

The Company follows FASB ASC 605-45, “Handling Costs, Shipping Costs” .  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of G&A expenses which were $10,504 and $6,516 for 2014 and 2013, respectively.

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

Management Fees Paid to the Department Stores Under “Store in Store” Model

Under the “store in store” business operation model, the Company may pay management fees to the department stores, which are in the form of service charges. The management fees are reflected in G&A expenses. Such management fees were $184,452 and $73,642 in G&A expenses for 2014 and 2013, respectively.

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $0 and $6,405 for 2014 and 2013, respectively.

Other Income

Other income was $501,367 and $175,727 for the years ended December 31, 2014 and 2013, respectively. Other income consists of the following:

	2014	2013
Commission income from China Unicom	$501,302	$88,142
Miscellaneous	65	87,575
Total other income	$501,367	$175,727

Commission income from China Unicom is related to the sales of China Unicom’s wireless service and products (i.e., rechargeable mobile phone cards).

Other Expense

Other expense was $333,028 and $186,515 for the years ended December 31, 2014 and 2013, respectively. Other expense consists of the following:

	2014	2013
Loss on settlement of debt	$-	$140,000
Interest expense	41,767	38,160
Bank fees	2,083	6,643
Cost of providing service for China Unicom	289,178	1,712
Total other expense	$333,028	$186,515

F - 14

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

Basic and Diluted Earnings (Loss) per Share

Earnings (loss) per share are calculated in accordance with FASB ASC Topic 260, “Earnings per Share”, Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (losses) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. If convertible shares and stock options are anti-dilutive, the impact of conversion is not included in the diluted net income per share. Excluded from the calculation of diluted earnings per share for 2014 and 2013 were 10,000 options, as they were not dilutive.

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

F - 15

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): “Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force)”. ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current US GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial statements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

In May 2014, the FASB issued ASU No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current US GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In June 2014, the FASB issued ASU No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclosure the risks and uncertainties related to their activities. ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 will no longer be required for interim and annual reporting periods beginning after December 15, 2014, and the revised consolidation standards will take effect in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted the provisions of ASU 2014-10 effective for its financial statements for the interim period ended June 30, 2014, and will no longer present the inception-to-date information formally required.

In August 2014, the FASB issued ASU No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

In November 2014, the FASB issued ASU No. 2014-16 (ASU 2014-16), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in US GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2014-16 is not expected to have a material effect on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01 (Subtopic 225-20) - Income Statement - Extraordinary and Unusual Items. ASU 2015-01 eliminates the concept of an extraordinary item from US GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

F - 16

In February, 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3 –ADVANCES TO SUPPLIERS

Advances to suppliers represent advance payments to suppliers for the purchase of inventory.

Note 4 – NOTES PAYABLE

As of December 31, 2014 and December 31, 2013, notes payable consisted of the following:

	2014	2013
Promissory note issued by Bank of Chouzhou, dated July 16, 2014, due on January 15, 2015, bearing zero interest	$3,013,766	-

Promissory note issued by Bank of Chouzhou, dated July 17, 2013, due on January 17, 2014, bearing zero interest	-	736,448

Promissory note issued by Bank of Chouzhou, dated July 18, 2013, due on January 17, 2014, bearing zero interest	-	654,623
	$3,013,766	$1,391,071

*Promissory note of $1,629,062 was renewed to due on July 17, 2015, bearing zero interest.

Note 5 -COMMON STOCK

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

On December 24, 2014, Yosen Group, Inc. (the “Company”) consummated the sale of 1,600,000 shares of common stock to one investor at a purchase price of $0.25 per share, for an aggregate total purchase price of $400,000.

F - 17

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

Outstanding options and warrants by exercise price consisted of the following as of December 31, 2014:

Outstanding				Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Sh ares	Weighted Average Exercise Price
Options:
$20.8	10,000	2.00	$20.8	10,000	$20.8
Warrants:
$0.25	1,850,000	1.65	$0.25	1,850,000	$0.25

During 2013 and 2014, the Company did not issue any stock options. The 10,000 stock options outstanding as of December 31, 2014 were issued in 2007 to our former director Mr. Kenneth Berents, have a 10 year term and vested immediately upon issuance.

In August 2013, the Company issued stock warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.25 in conjunction with the common stock offering (See Note 5). The stock warrants expire on August 23, 2016. Stock warrants were valued using the Black-Scholes option pricing model. Assumptions used to value the warrants are similar to those used in valuing the stock options as described below.

Term	3 years
Expected volatility	340%
Risk – free interest rate	0.80%
Dividend yield	0%
Weighted-average grant date FV	$0.16

The Company determined the FV of the 2,000,000 warrants was $320,000. As of December 31, 2014, warrants to purchase 150,000 shares of common stock were exercised, 1,850,000 warrants remained outstanding.

On December 23, 2014, the Company’s BOD adopted the Yosen Group 2014 Restricted Stock Plan (the “2014 Plan”).  The 2014 Plan provides for the granting of restricted stock awards to employees, directors and consultants of the Company and the employees, directors and consultants of the Company’s affiliates. Under the 2014 Plan, 600,000 shares of the Company’s common stock were initially available for issuance for awards.  The 2014 Plan shall continue in effect, unless sooner terminated, or until the tenth anniversary of the date on which it is adopted by the Board is reached. As of December 31, 2014, none of the shares available for issuance under the 2014 Plan were issued.

Note 7 - COMPENSATED ABSENCES

Regulation 45 of the labor laws in the PRC entitles employees to annual vacation leave after one year of service. In general all leaves must be utilized annually, with proper notification, any unutilized leave is cancelled.

F - 18

Note 8 - INCOME TAXES

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense or penalties recognized during 2014 and 2013.

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

The US entities, Yosen Group and Yosen Trading are subject to the US federal income tax at a rate of 34%. Yosen Group does not conduct any operations and only incurs public company expenses, such as legal fees, accounting fees, investor relations expenses and filing fees. Yosen Trading conducts international trade and wholesale business. Prior to establishing Yosen Trading in January 2014, we determined it is more likely than not that all of Yosen Group’s deferred tax assets, arising from net operating losses, will not be realized. As a result, $556,942 of deferred tax assets and valuation allowance was recorded in 2013. Starting in January 2014, Yosen Group’s deferred tax assets will be carried forward and realized in future years. In 2014, both Yosen Group and Yosen Trading incurred losses. As a result, $159,634 of deferred tax assets and valuation allowance was recorded in 2014.

The PRC subsidiaries, Sanhe, Wang Da, Yiwu and Zhejiang are subject to the PRC income tax at a rate of 25%. Jinhua was subject to PRC income tax using simplified tax system. In 2014 and 2013, the PRC operating subsidiaries incurred a net operating loss of $626,463 and $1,988,625. Management believes these subsidiaries will continue to incur losses in the near future due to high market competition, slowing market demand, and rising labor and fuel costs. We believe it is more likely than not that the subsidiaries will not be able to benefit from the deferred tax assets in association with the operating losses. As a result, $156,616 and $497,156 of deferred tax assets and valuation allowance were recorded in 2014 and 2013 for the PRC subsidiaries..

The components of deferred income tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
U.S. net operating losses	$159,634	$556,942
PRC net operating losses	156,616	497,156
Total deferred tax assets	316,250	1,054,098
Less valuation allowance	(316,250)	(1,054,098)
	$-	$-

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate is as follows for 2014 and 2013.

	2014	2013
Tax benefit at US Statutory Rate	(34.0)%	(34.0)%
Tax rate difference	5.1%	4.9%
Valuation allowance	28.9%	29.1%
Effective rate	-%	-%

Note 9 - COMMITMENTS

The Company leases office facilities under operating leases that terminate through 2019. Rent expense for 2014 and 2013 was $115,899 and $39,738, respectively.

The future minimum obligations under these agreements are as follows by years as of December 31, 2014:

2015	$199,549
2016	185,420
2017	190,962
2018	196,691
2019	202,592
Total	$975,214

F - 19

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

Statutory reserve funds are restricted to offset against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2014 and 2013, the Company had allocated $11,542,623 and $11,542,623 to these non-distributable reserve funds.

Note 11 – DISCONTINUED OPERATIONS

In 2011, Sanhe, Joy & Harmony and Letong ceased operations in 2011, Yiwu and Jinhua ceased operation in 2013. Wang Da ceased operation in 2014.. As such, Sanhe, Joy & Harmony, Letong, Yiwu and Jinhua met the conditions to be reported as discontinued operations in the financial statements, and accordingly, the results of operations have been reclassified for all periods to conform to the current period's presentation.

The following table summarizes the assets and liabilities of the discontinued operations as of December 31, 2014 and 2013 included in the Consolidated Balance Sheets:

	2014	2013
Cash	$1,391,806	$1,398,442
Inventories	103,110	444,717
Advance to suppliers	-	51,952
Property, plant and equipment	25,183	26,328
Total assets	1,520,099	1,921,439

Short-term loans	814,531	2,454,831
Notes payable	3,013,766	1,391,071
Accounts payable	-	19,263
Income tax payable	-	808,460
Other payable	39,883	24,084
Total liabilities	3,868,180	4,697,709
Net assets	$(2,348,081)	$(2,776,270)

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations and Comprehensive Loss:

	2014	2013
Sales, net	$369,478	$1,373,752
Cost of sales	362,876	(1,555,117)
Gross profit (loss)	6,602	(181,365)
General and administrative expenses	(58,465)	3,680
Loss from discontinued operations	(51,863)	(177,685)
Other income (expenses)	(220,392)	(178,905)
Loss before income taxes	(272,255)	(356,590)
Provision for income taxes	-	-
Net loss from discontinued operations, net of income tax	$(272,255)	$(356,590)

Note 12 - OTHER COMPREHENSIVE INCOME Other comprehensive income, included in stockholders’ equity for 2014 and 2013, represents foreign currency translation adjustments. F - 20

Note 13- CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

Note 14 - MAJOR CUSTOMERS, VENDORS AND CREDIT RISK

During 2014, four customers accounted for 10% or more of our total revenue in 2014, representing 28.3%, 18.1%, 14.8% and 14.7% respectively. One vendor accounted for more than 10% of the Company’s purchases, which represented 17.3% in 2014. As of December 31, 2014, the Company had two customers comprised more than 10% of the Company’s accounts receivable, which represented 65.5% and 33.5%. . One vendor comprised more than 10% of the Company accounts payable, which represented 64.3%.

During 2013, four customers accounted for 10% or more of our total revenue in 2013, representing 20.8%, 14.1%, 11.1% and 11.0% respectively. Two vendors accounted for more than 10% of the Company’s purchases, which represented 16.9% and 15.7%, respectively in 2013. As of December 31, 2013, the Company had no customer or vendor which comprised more than 10% of the Company’s accounts receivable or accounts payable.

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

The following table presents summarized information by segment:

	Year Ended December 31, 2014
	Mobile	International
	Phones	Trade	Other	Total
Sales, net	$10,902,862	$1,838,189	$-	$12,741,051
Cost of sales	(10,587,048)	(1,481,170)	-	(12,068,218)
Gross profit	315,814	357,019	-	672,833
Selling, general and administrative expenses	(840,212)	(395,248)	(429,658)	(1,665,118)
Loss from continuing operations	(524,398)	(38,229)	(429,658)	(992,285)
Other Income (expense)	170,189	(937)	(688)	168,564
Provision for income taxes	-	-	-	-
Net income (loss) from continuing operations	(354,209)	(39,166)	(430,346)	(823,721)
Net loss from discontinued operations	-	-	(272,255)	(272,255)
Net income (loss)	$(354,209)	$(39,166)	$(702,601)	$(1,095,976)

	December 31, 2014	December 31, 2013
Mobile Phones	$2,559,845	$2,064,892
International Trade	658,328	-
Other	1,533,499	1,904,489
Total Assets	4,751,672	3,969,381

F - 21