Form 10-Q
period 2015-03-31
Yosen Group, Inc.
filed 2015-05-14
CIK 1076784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2015

or

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

Yes  x    No  ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ¨   No  ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ¨	Accelerated filer ¨	Non-accelerated filer ¨ (Do not check if a smaller reporting company)	Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule No 12b-2 of the Exchange Act).

Yes  ¨   No  x

As of May 15, 2015, the registrant had 25,292,356 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS

Current assets:
Cash and equivalents	$90,101	$1,557,586
Accounts receivable, net	377,300	356,550
Inventories	1,380,530	1,622,031
Advances to suppliers	544,644	1,121,775
Advance to related party	42,646	-
Prepaid expenses and other current assets	42,888	49,445
Total current assets	2,478,109	4,707,387

Property and equipment, net	42,149	44,285
Total assets	$2,520,258	$4,751,672

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Short-term loans	$818,451	$961,147
Notes payable	1,636,902	3,013,766
Accounts payable	264,442	320,403
Accrued expenses and other payable	617,687	678,890
Advance from related party	-	434,395
Advance from customers	50,798	47,739
Income tax payable	899,943	882,879
Total current liabilities	4,288,223	6,339,219
Long-term loans	491,071	488,719
Total liabilities	$4,779,294	$6,827,938

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,292,356 issued and outstanding as of March 31, 2015 and December 31, 2014	25,292	25,292
Additional paid-in capital	26,803,054	26,715,554
Subscription receivable	(50,000)	(50,000)
Statutory reserve	11,542,623	11,542,623
Other comprehensive income	7,899,104	7,910,491
Accumulated deficit	(48,479,109)	(48,220,226)
Total stockholders’ deficit	(2,259,036)	(2,076,266)
Total liabilities and stockholders’ deficit	$2,520,258	$4,751,672

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED MARCH 31, 2015 and 2014 (UNAUDITED)

	2015	2014

Net sales	$2,540,896	$4,263,025
Cost of sales	2,472,394	3,933,767
Gross profit	68,502	329,258
Selling, general and administrative expenses	288,509	288,212
Income (loss) from continuing operations	(220,007)	41,046
Other (income) expense:
Interest income	(277)	(74)
Other income	(58,891)	(101,269)
Other expense	27,281	14,848
Total other (income)	(31,887)	(86,495)

Income (loss) from continuing operations before income taxes	(188,120)	127,541
Provision for income taxes	-	13,766
Net income (loss) from continuing operations	(188,120)	113,775

Net loss from discontinued operations, net of income taxes	(70,763)	(89,617)

Net income (loss)	(258,883)	24,158

Foreign currency translation adjustments	(11,387)	13,268
Comprehensive income (loss)	$(270,270)	$37,426

Basic and diluted income (loss) per share:
Continuing operations	$(0.01)	$-
Discontinued operations	-	-
Net income (loss) per share	$(0.01)	$-

Weighted average shares outstanding:
Basic	25,292,527	25,542,356
Diluted	25,857,805	25,542,356

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2015 and 2014 (UNAUDITED)

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(258,883)	$24,158
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,639	1,835
Stock based compensation	87,500	98,952
(Increase) decrease in assets:
Accounts receivable	(20,518)	(112,963)
Inventories	247,356	(535,301)
Prepaid expenses and other current assets	6,657	(73,526)
Advance to suppliers	579,991	65,749
Increase (decrease) in current liabilities:
Accounts payable	(56,233)	349,317
Accrued expenses	(63,003)	345,536
Advance from related party	(477,047)	63,100
Advance from customer	2,979	-
Income tax payable	12,760	15,986
Net cash provided by operating activities	64,198	242,843

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loan	(146,680)	(163,516)
Repayment of short-term loan	(1,385,312)	-
Net cash used in financing activities	(1,531,992)	(163,516)

Effect of exchange rate changes on cash and equivalents	309	(15,774)

Net decrease in cash	(1,467,485)	63,553
Cash and equivalents, beginning of period	1,557,586	1,426,018
Cash and equivalents, end of period	$90,101	$1,489,571

Supplemental disclosure of cash flow information:
Interest paid	$90,332	$84,970
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014 (UNAUDITED)

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

4

ORGANIZATIONAL CHART

Our corporate structure as of March 31, 2015 is as follows:

* These entities ceased operation during 2011.

** These entities ceased operation during 2012.

*** This entity ceased operation during 2014.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  The Company’s subsidiaries – Wang Da, Yiwu, Sanhe and Zhejiang’s functional currency is the Chinese Renminbi (“RMB”), however, the accompanying consolidated financial statements were translated and presented in United States Dollars (“$”, or “USD”). Yosen is the parent company incorporated on August 20, 1998 under the laws of the State of Nevada. The parent company does not have operations. Its main activities were incurring public company expenses. Yosen pays all its expenses in USD, its functional currency. Yosen Trading was incorporated on January 6, 2014 under the laws of the State of New York, its functional currency is USD. Capital was incorporated on July 22, 2004 under the laws of the BVI. Capital is a holding company and does not have operations. As a result, we determined its functional currency is USD.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company realized net loss of $(258,883) for the three months ended March 31, 2015. The Company had accumulated deficit of $48,479,109 as of March 31, 2015. There can be no assurance that the Company will become profitable or that it will survive as a public company. These issues raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Yosen and its wholly owned subsidiaries Capital, Wang Da, Yiwu, Sanhe, Zhejiang and Yosen Trading, collectively referred to as the Company. All material intercompany accounts, transactions and profits were eliminated in consolidation.

Currency Translation

The accounts of Zhejiang, Wang Da, Yiwu and Sanhe were maintained, and its financial statements were expressed RMB. Such financial statements were translated into USD in accordance with FASB ASC Topic 830-10, “Foreign Currency Translation,” with the RMB as the functional currency. According to FASB ASC Topic 830-10, assets and liabilities were translated at the ending exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the year. The resulting translation adjustments are reported as other comprehensive income in accordance with FASB ASC Topic 220, “Reporting Comprehensive Income,” as a component of shareholders’ equity. Transaction gains and losses are reflected in the consolidated statements of operations and comprehensive loss.

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

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts was $975,321 (unaudited) and $1,000,607 as of March 31, 2015 and December 31, 2014, respectively.

Inventories, net

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of March 31, 2015 and December 31, 2014, inventory consisted entirely of finished goods.

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

Automotive	5 years
Office Equipment	5 years

As of March 31, 2015 and December 31, 2014, property and equipment consisted of the following:

	2015	2014
	(Unaudited)
Automotive	$70,543	$70,232
Office equipment	186,958	186,187
Subtotal	257,501	256,419
Less: accumulated depreciation	(215,352)	(212,134)
Total	$42,149	$44,285

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360, “Property, Plant and Equipment,” which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2015 (unaudited) and December 31, 2014, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires the Company disclose estimated fair values (“FVs”) of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of FV.

Short-term Loans

As of March 31, 2015 and December 31, 2014, short-term loans consisted of the following:

	2015	2014
	(Unaudited)

Bank loan from Bank of Chouzhou, dated July 16, 2014, due on July 15, 2015, with an annual interest rate of 6.9% payable monthly, personally guaranteed by the CEO	818,451	814,531

Bank loan from Bank of Hangzhou, dated September 26, 2014, due on March 24, 2015, with an annual interest rate of 10.0% payable monthly	-	146,616
	$818,451	$961,147

Long-term Loans

As of March 31, 2015 and December 31, 2014, long-term loan consisted of the following:

	2015	2014
	(Unaudited)
Bank loan from Bank of Hangzhou, dated July 11, 2014, due on July 8, 2016, with an annual interest rate of 7.38% payable monthly	$491,071	$488,719
	$491,071	$488,719

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

The Company records revenues when title and the risk of loss pass to the customer.  Generally, these conditions occur on the date the customer takes delivery of the product.  Revenue is generated from sales of Yosen products through two main revenue streams:

1.	Retail. 53.5% and 59.5% of the Company's revenue came from sales to customers at outlets installed inside department stores etc. (i.e. store in store model) during the three months ended March 31, 2015 and 2014, respectively and is mainly achieved through two broad categories:

a.	Purchase contracts . Sales by purchase contracts have terms of 15-30 days from the transfer of goods to the customer. Under this method, the Company delivers goods to places designated by the customers and receives confirmation of delivery. At that time, ownership and all risks associated to the goods are transferred to the customers and payment is made within 30 days. The Company relieves its inventory and recognizes revenue upon receipt of confirmation from the customer.

b.	Point of sale transfer of ownership . Under this method, the Company’s products are placed in third party stores and sold by the Company’s sales people. Upon purchase of the item by the customer, the Company relieves its inventory and recognizes revenue related to that item.

2.	Wholesale. 46.5% and 40.5% of the Company's revenue came from wholesale during during the three months ended March 31,2015 and 2014, respectively. Recognition of revenue for wholesales is based on the contract terms. Upon purchase of the item by the customer, the Company relieves its inventory and recognizes revenue related to that item.

Sales revenue is therefore recognized on the following basis:

1.	Store in store:

a.	For goods sold under sales and purchase contracts, revenue is recognized when goods are received by customers.

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

 (b) Yosen Trading

Yosen Trading records revenue when merchandise is delivered to the customers.  During the three months ended March 31, 2015, Yosen trading had 100% revenue from wholesale.

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

Shipping and Handling Fees

The Company follows FASB ASC Sub-topic 605-45, “Handling Costs, Shipping Costs”.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of G&A expenses which were $2,889 and $2,208 for the three months ended March 31, 2015 and 2014, respectively.

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

Management Fees Paid to the Department Stores Under “Store in Store” Model

Under the “store in store” business operation model, the Company may pay management fees to the department stores, which are in the form of service charges. The management fees are reflected in general and administrative expenses. Such management fees were $39,478 and $10,687 in general and administrative expenses for the three months ended March 31, 2015 and 2014, respectively.

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

 Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. There was no advertising expense for the three months ended March 31, 2015 and 2014, respectively.

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

Basic and Diluted Earnings (Loss) per Share

Loss per share is calculated in accordance with FASB ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (losses) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. If convertible shares and stock options are anti-dilutive, the impact of conversion is not included in the diluted net income (loss) per share. Excluded from the calculation of diluted earnings (loss) per share for the three months ended March 31, 2015 and 2014 were 10,000 options, as they were not dilutive.

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): “Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force)”. ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current US GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial statements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The adoption of ASU 2014-08 did not have a material impact on the Company's results of operations or financial condition.

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

Note 3 – ADVANCES TO SUPPLIERS

Advances to suppliers represent advance payments to suppliers for the purchase of inventory.

Note 4 - NOTES PAYABLE

The promissory notes as of March 31, 2015 and December 31, 2014 are as follows:

	2015	2014
Promissory note issued by Bank of Chouzhou, dated January 16, 2015, due on July 17, 2015, bearing zero interest	$1,636,902	-

Promissory note issued by Bank of Chouzhou, dated July 16, 2014, due on January 15, 2015, bearing zero interest	-	3,013,766
	$1,636,902	$3,013,766

Note 5 -COMMON STOCK

On May 17, 2012, the Company amended the 2011 Restricted Stock Plan and increased the number of shares of common stock that may be granted to 4,100,000. Effective May 17, 2012, the Company granted 3,500,000 shares of restricted common stock to our CEO pursuant to his employment agreement. The shares shall vest over three years with 1,166,666 vesting on the first anniversary of the grant date, 1,166,666 on the second and 1,166,667 on the third. The common stock was valued at grant date with a FV of $1,050,000. During 2015 and 2014, $87,500 and $98,952 was recognized as stock based compensation expense.

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

Outstanding options and warrants by exercise price consisted of the following as of March 31, 2015:

Outstanding				Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options:
$20.8	10,000	1.75	$20.8	10,000	$20.8
Warrants:
$0.25	1,850,000	1.4	$0.25	1,850,000	$0.25

During 2014 and 2015, the Company did not issue any stock options. The 10,000 stock options outstanding as of December 31, 2014 and March 31, 2015 were issued in 2007 to our former director Mr. Kenneth Berents, have a 10 year term and vested immediately upon issuance.

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

The Company determined the FV of the 2,000,000 warrants was $320,000. As of March 31, 2015, warrants to purchase 150,000 shares of common stock were exercised, 1,850,000 warrants remained outstanding.

On December 23, 2014, the Company’s BOD adopted the Yosen Group 2014 Restricted Stock Plan (the “2014 Plan”).  The 2014 Plan provides for the granting of restricted stock awards to employees, directors and consultants of the Company and the employees, directors and consultants of the Company’s affiliates. Under the 2014 Plan, 600,000 shares of the Company’s common stock were initially available for issuance for awards.  The 2014 Plan shall continue in effect, unless sooner terminated, or until the tenth anniversary of the date on which it is adopted by the Board is reached. As of March 31, 2015, none of the shares available for issuance under the 2014 Plan were issued.

Note 7 - INCOME TAXES

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense or penalties recognized during the three months ended March 31, 2015 and 2014.

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

The US entities, Yosen Group and Yosen Trading are subject to the US federal income tax at a rate of 34%. Yosen Group does not conduct any operations and only incurs public company expenses, such as legal fees, accounting fees, investor relations expenses and filing fees. Yosen Trading conducts international trade and wholesale business. In the three months ended March 31, 2015, US entities incurred net operating losses of $131,387. As a result, $44,672 of deferred tax assets and valuation allowance was recorded for the three months ended March 31, 2015.

The PRC subsidiaries, Sanhe, Wang Da, Yiwu and Zhejiang are subject to the PRC income tax at a rate of 25%. In the three months ended March 31, 2015, the PRC operating subsidiaries incurred a net operating loss of $127,496. Management believes these subsidiaries will continue to incur losses in the near future due to high market competition, slowing market demand, and rising labor and fuel costs. We believe it is more likely than not that the subsidiaries will not be able to benefit from the deferred tax assets in association with the operating losses. As a result, $31,874 of deferred tax assets and valuation allowance were recorded in three months ended March 31, 2015 for the PRC subsidiaries.

The components of deferred tax assets and liabilities as of March 31, 2015 (unaudited) and December 31, 2014 were as follows:

	2015	2014
Deferred tax assets:	(Unaudited)
U.S. net operating losses	$44,672	$159,634
PRC net operating losses	31,874	156,616
Total deferred tax assets	76,546	316,250
Less valuation allowance	(76,546)	(316,250)
	$-	$-

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate for the three months ended March 31, 2015 and 2014 is as follows:

	2015	2014
Tax (Credit) at US Statutory Rate	(34.0)%	(34.0)%
Tax rate difference	4.4%	11.5%
State, net of federal	-%	4.0%
Valuation allowance	29.6%	32.0%
Utilization of NOL	-%	-%
Other	-%	2.8%
Effective rate	-%	36.3%

Note 9 - COMMITMENTS

The Company leases office facilities under operating leases that terminate through 2019. Rent expense for the three months ended March 31, 2015 and 2014 was $46,139 and $0, respectively.

The future minimum obligations under these agreements are as follows by years as of March 31, 2015:

2015	$101,408
2016	185,420
2017	190,962
2018	196,691
2019	202,592
Total	$877,073

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

Statutory reserve funds are restricted to offset against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2015, the Company had allocated $11,542,623 and $11,542,623 to these non-distributable reserve funds.

Note 11 – DISCONTINUED OPERATIONS

In 2011, Sanhe and Letong ceased operations in 2011, Yiwu ceased operation in 2013. Wang Da ceased operation in 2014. As such, Sanhe, Letong, Yiwu and Wang Da met the conditions to be reported as discontinued operations in the financial statements, and accordingly, the results of operations have been reclassified for all periods to conform to the current period's presentation.

The following table summarizes the assets and liabilities of the discontinued operations as of March 31, 2015 and December 31, 2014 included in the Consolidated Balance Sheets:

	March 31, 2015	December 31, 2014
Cash	$4,321	$1,391,806
Inventories	83,137	103,110
Accounts receivable	1,258	-
Property, plant and equipment	24,943	25,183
Total assets	113,659	1,520,099

Short-term loans	818,451	814,531
Notes payable	1,636,902	3,013,766
Accounts payable	3	-
Advance from related party	57,351	-
Other payable	16,958	39,883
Total liabilities	2,529,665	3,868,180
Net assets	$(2,416,006)	$(2,348,081)

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2015 and 2014:

	2015	2014
Sales, net	$-	$256,518
Cost of sales	20,380	251,196
Gross profit (loss)	(20,380)	5,322
General and administrative expenses	19,917	(25,534)
Loss from discontinued operations	(463)	(20,212)
Other income (expenses)	(70,300)	(69,405)
Loss before income taxes	(70,763)	(89,617)
Provision for income taxes	-	-
Net loss from discontinued operations, net of income tax	$(70,763)	$(89,617)

Note 11- OTHER COMPREHENSIVE INCOME

Other comprehensive income as included in stockholders’ deficit for the three months ended March 31, 2015 and 2014, represents foreign currency translation adjustment.

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

Note 13 - MAJOR CUSTOMERS, VENDORS AND CREDIT RISK

During the three months ended March 31, 2015, two customers accounted for more than 10% of the Company’s sales, representing 53.2% and 13.0%. As of March 31, 2015, two customers comprised more than 10% of the Company’s accounts receivable, representing 64.1% and 21.8%, respectively. Two vendors comprised more than 10% of the Company’s accounts payable, representing 77.7% and 12.4% of the Company’s accounts payable. As of March 31, 2014, three customers comprised more than 10% of the Company’s accounts receivable, representing 37.7%, 24.5% and 15.6%, respectively. Two vendors comprised more than 10% of the Company’s accounts payable, representing 80.4% and 10.3% of the Company’s accounts payable.

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

The following table presents summarized information by segment:

	Three Months March 31, 2015
	Mobile	International
	Phones	Trade	Other	Total
Sales, net	$2,414,435	$126,461	$-	$2,540,896
Cost of sales	(2,372,170)	(100,224)	-	(2,472,394)
Gross profit	42,265	26,237	-	68,502
Selling, general and administrative expenses	(131,076)	(69,932)	(87,500)	(288,508)
Loss from continuing operations	(88,811)	(43,695)	(87,500)	(220,006)
Other Income (expense)	32,078	(72)	(120)	31,886
Provision for income taxes	-	-	-	-
Net income (loss) from continuing operations	(56,733)	(43,767)	(87,620)	(188,120)
Net loss from discontinued operations	-	-	(70,763)	(70,763)
Net income (loss)	$(56,733)	$(43,767)	$(158,383)	$(258,883)

	March 31, 2015	December 31, 2014
Mobile Phones	$1,865,622	$2,559,845
International Trade	591,615	658,328
Other	63,021	1,533,499
Total Assets	2,520,258	4,751,672

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

Results of Operations for the Three Months Ended March 31, 2015 and 2014

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

The Company reports financial and operating information in continuing operations through two segments, mobile phones segment by Zhejiang and international trade by Yosen Trading:

a)	Mobile phones
b)	International trade

a)	Mobile phones

Zhejiang focuses on distribution of Samsung and Apple brand products.

	Year Ended March 31,		Percentage
Zhejiang	2015	2014	Change
Revenue	$2,414,435	$3,655,049	(33.9)%
Gross Profit	42,265	215,728	(80.4)%
Profit Margin	1.8%	5.9%	(4.1)%
Operating (Loss)	(88,811)	51,446	(272.6)%

For the three months ended March 31, 2015, mobile phones segment generated revenue of $2,,414,435, a decrease of $1,240,614 or 33.9% compared to $3,655,049 for the three months ended March 31, 2014. The decrease in revenue was primarily due to Zhejiang closed 7 stores in the first quarter 2015.

Gross profit decreased $173,463 or 80.4% from $215,728 for the three months ended March 31, 2014 to $42,265 for the three months ended March 31, 2015. Profit margin decreased from 5.9% in the three months ended March 31, 2014 to 1.8% in the three months ended March 31, 2014, a decrease of 4.2%.  The decrease in gross profit was a result of the decrease in sales.

Operating loss was $88,811 for the three months ended March 31, 2015, an decrease of $140,257 or 272.6% compared to operating income $51,446 for the three months ended March 31, 2014. Operating loss decreased primarily due to the decrease in gross profit.

b)	International Trade

Starting first quarter 2014, Yosen Trading is engaged in international trade and wholesale business, primarily selling tile, kitchen cabinet, granite and marble products in the New York Market.

	Year Ended March 31,		Percentage
International Trade	2015	2014	Change
Revenue	$126,461	$607,976	(79.2)%
Gross Profit	26,237	113,530	(76.9)%
Profit Margin	20.7%	23.0%	(2.3)%
Operating (Loss)	(43,695)	113,389	(138.5)%

For the three months ended March 31, 2015, International Trade segment generated revenue of $126,461, a decrease of $481,515 or 79.2% compared to $607,976 for the three months ended March 31, 2014. The decrease in revenue was primarily due to Yosen Trading only had wholesale business in the first quarter 2015.

Gross profit decreased $87,293 or 80.4% from $113,530 for the three months ended March 31, 2014 to $26,237 for the three months ended March 31, 2015. Profit margin decreased from 23.0% in the three months ended March 31, 2014 to 20.7% in the three months ended March 31, 2014, a decrease of 2.2%.  The decrease in gross profit was a result of the decrease in sales.

Operating loss was $43,695 for the three months ended March 31, 2015, an decrease of $157,084 or 138.5% compared to operating income $113,389 for the three months ended March 31, 2014. Operating loss decreased primarily due to the decrease in gross profit.

Total Company

Net Sales

Net sales for the three months ended March 31, 2015 decreased $1,722,129 or 40.4%, to $2,540,896 compared to $4,263,025 for the three months ended March 31, 2014. The decrease was attributable to Zhejiang closing 7 stores in the first quarter of 2015 as well as decreased revenue in the international trade business.

Percentage of Sales

In the first quarter 2015, the Company earned 53.5% of its sales from its retail and 46.5% from its wholesale operations compared to 40.5% from retail and 59.5% from wholesale in the first quarter 2014

Percentage of sales from retail and wholesale operations for each segment is as follows in the first quarter 2015:

	Zhejiang	Yosen Trading	Total
Retail	93.0%	-%	46.5%
Wholesale	7.0%	100.0%	53.5%

Percentage of sales from retail and wholesale operations for each segment is as follows in the first quarter 2014:

	Zhejiang	Yosen Trading	Total
Retail	-%	19.1%	59.5%
Wholesale	100.0%	80.9%	40.5%

Cost of Sales

Cost of sales (“COS”) for the three months ended March 31, 2015 was $2,472,394 compared to 3,933,767 for the three months ended March 31, 2014, a decrease of $1,461,373 or 37.1%. The decreased COS for the three months was a result of the decrease in sales from the comparable period.

Gross Profit

Gross profit for the three months ended March 31, 2015 was $68,502 compared to $329,258 for the three months ended March 31, 2014, a decrease of 79.2%. The decreased gross profit for the three months was due to increased unit cost of mobile phones.

Profit Margin

Profit margin for the three months ended March 31, 2015 was 2.7% compared 7.7% for the three months ended March 31, 2014. The profit margin decrease was mainly attributed to the lower profit margin in mobile phones, which was 1.8% in the first quarter 2015 compared 5.9% in the first quarter of 2014.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A”) expenses for the three months ended March 31, 2015 were $288,958 or 11.4% of net sales, compared to $288,509 or 6.8% of net sales for the three months ended March 31, 2014, an increase of 0.1% of sales. The SG&A expenses for the first quarter 2015 remained flat compared to the same period in 2014.

Operating Income (Loss) from Continuing Operations

Operating loss for the three months ended March 31, 2015 was $(220,007) compared to operating income of $41,046 for the three months ended March 31, 2014, an decrease of 636.0%. Decreased sales and lower gross margin were the key factors for the decrease in operating income from continuing operations during the three months ended March 31, 2015 compared to 2014.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2015 were $0 due to losses incurred by both Wang Da and Zhejiang. The provision for income taxes for the three months ended March 31, 2014 was $13,766 attributed to Yosen Trading.

Net Income (Loss) from Continuing Operations

Net loss from continuing operations was $(188,120) or (7.4)% of net sales for the three months ended March 31, 2015 compared to net income of $113,775 or 2.7% of net sales for the three months ended March 31, 2014, a decrease of 247.5%. Decreased sales and lower gross profit were the key factors for the decrease in net income from continuing operations during the three months ended March 31, 2015 compared to 2014.

Net Loss from Discontinued Operations

Net loss from discontinued operations for the three months ended March 31, 2015 was $70,763 compared to $89,617 for 2014, a decrease of $18,854. .

Net Income (Loss)

Net loss was $(258,883) for the three months ended March 31, 2015 compared to net income of $24,158 for the three months ended March 31, 2014.. The increase in net loss was due to Zhejiang and Yosen Trading having net losses in the first quarter 2015.

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

	Three Months Ended March 31,
	2015	2014
RMB/$ exchange rate at period end	0.1637	0.1623
Average RMB/$ exchange rate for the periods	0.1630	0.1635

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated results of operations. As a result of the translation, Yosen recorded a foreign currency loss of $11,387 in the first quarter 2015 and foreign currency gain of $13,268 in 2014, which is a separate line item on the Statements of Operations and Comprehensive Loss.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations. Cash and equivalents were $90,101 at March 31, 2015, compared to $1,489,571 at December 31, 2014.

Our cash flows for the three month periods are summarized as follows:

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$64,198	$242,843
Net cash used in financing activities	(1,531,992)	(163,516)
Effect of exchange rate change on cash and equivalents	309	(15,774)
Net increase (decrease) in cash and equivalents	(1,467,485)	63,553
Cash and equivalents at beginning of period	1,557,586	1,426,018
Cash and equivalents at end of period	$90,101	$1,489,571

Operating Activities

Net cash provided by operating activities was $64,198 for the three months ended March 31, 2015 compared to $242,843 for the three months ended March 31, 2014, a 73.6% decrease.  Net cash provided by operating activities was mainly attributable to several factors, including (i) a decrease in inventories of $247,356; (ii)decrease in advance to suppliers of $579,991, offset by the decrease in accounts payable of $56,233 and advance from related party of $477,047, add back of stock compensation of $87,500.

	Three Months Ended March 31,
	2015	2014	Percentage Change

Sales, Net	$2,540,896	$4,263,025	(40.4)%

Accounts receivable	$377,300	$356,550	5.8%

Accounts receivable increased 5.8% in the first quarter of 2015 while sales decreased 40.4%. Management monitors and periodically assesses the collectability of accounts receivable to ensure the allowance for bad debts account is reasonably estimated. Collection of accounts receivable is based on the terms of legal binding documents. Our accounts receivable department has periodically reviewed the allowance for doubtful accounts. The bad debts allowance is based on the aging of receivables, credit history and credit quality of the customers, the term of the contracts as well as the balance outstanding. If an account receivable item is considered probable to be uncollectible, it will be charged to bad debts immediately.

Cash and equivalents as of March 31, 2015 and December 31, 2014 were solely bank accounts in US and China. Specifically, cash and equivalents for each subsidiary as of March 31, 2015 and December 31, 2014 included:

Name of Entity	Region	Currency	2015	2014
Yosen Group	US entity	USD	14,197	44,317
Capital	BVI entity	USD	-	-
Yosen Trading	US entity	RMB	53,430	9,365
Zhejiang	Chinese entity	RMB	110,894	688,114
Yiwu	Chinese entity	RMB	18,202	8,527,842
Sanhe	Chinese entity	RMB	155	3,354
Wang Da	Chinese entity	RMB	8,040	12,403

Cash equivalents held in the PRC subsidiaries are not freely transferrable outside the country. The amounts not freely transferable as of March 31, 2015 and December 31, 2014 were RMB 137,291 ($22,473) (unaudited) and RMB9,231,713 ($1,503,904).

Capital Expenditures

We did not have any capital expenditure for the first three months of 2015 and 2014.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures as of March 31, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal controls identified in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of 2015 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, however, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.

Item 1A. Risk Factors.

There have been no material changes from the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for its year ended December 31, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibit No.	Document Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101	The following financial statements from China 3C Group’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2015 formatted in XBRL (extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Operations and Comprehensive Loss (unaudited); (iii) the Consolidated Statements of Cash Flows (unaudited); and, (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOSEN GROUP, INC.

Date: May 13, 2015	By:	/s/ Zhenggang Wang
Name: Zhenggang Wang
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 13, 2015	By:	/s/ Weiping Wang
Name: Weiping Wang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

