Form 10-Q
period 2015-06-30
Yosen Group, Inc.
filed 2015-08-14
CIK 1076784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2015

or

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

Yes  ☐   No  ☒

As of August 14, 2015, the registrant had 25,292,527 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014

ASSETS

Current assets:
Cash and equivalents	$58,927	$1,557,586
Accounts receivable, net	233,766	356,550
Inventories	1,381,765	1,622,031
Advances to suppliers	489,735	1,121,775
Advance to related party	64,150	—
Prepaid expenses and other current assets	48,184	49,445
Total current assets	2,276,527	4,707,387

Property and equipment, net	37,403	44,285
Total assets	$2,313,930	$4,751,672

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Short-term loans	$821,180	$961,147
Notes payable	1,642,360	3,013,766
Accounts payable	262,048	320,403
Accrued expenses and other payable	589,153	678,890
Advance from related party	57,542	434,395
Advance from customers	9,724	47,739
Income tax payable	885,133	882,879
Total current liabilities	4,267,140	6,339,219
Long-term loans	492,708	488,719
Total liabilities	$4,759,848	$6,827,938

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,292,527 issued and outstanding as of June 30, 2015 and December 31, 2014	25,292	25,292
Additional paid-in capital	26,846,804	26,715,554
Subscription receivable	(50,000)	(50,000)
Statutory reserve	11,542,623	11,542,623
Other comprehensive income	7,891,114	7,910,491
Accumulated deficit	(48,701,751)	(48,220,226)
Total stockholders’ deficit	(2,445,918)	(2,076,266)
Total liabilities and stockholders’ deficit	$2,313,930	$4,751,672

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

SIX MONTHS ENDED JUNE 30, 2015 and 2014 (UNAUDITED)

	2015	2014

Net sales	$4,360,497	$7,316,160
Cost of sales	4,143,539	6,695,838
Gross profit	216,958	620,322
Selling, general and administrative expenses	518,428	576,361
Income (loss) from continuing operations	(301,470)	43,961
Other (income) expense:
Interest income	(303)	(129)
Other income	(2,446)	(214,439)
Other expense	29,297	40,975
Total other (income) expense	26,548	(173,593)

Income (loss) from continuing operations before income taxes	(328,018)	217,554
Provision for income taxes	—	38,953
Net income (loss) from continuing operations	(328,018)	178,601

Net loss from discontinued operations, net of income taxes	(153,507)	(146,975)

Net income (loss)	(481,525)	31,626

Foreign currency translation adjustments	19,377	11,727
Comprehensive income (loss)	$(462,148)	$43,353

Basic and diluted income (loss) per share:
Continuing operations	(0.01)	0.01
Discontinued operations	(0.01)	(0.01)
Net loss per share	$(0.02)	$—

Weighted average shares outstanding:
Basic	25,292,527	25,570,533
Diluted	25,292,527	25,570,533

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED JUNE 30, 2015 and 2014 (UNAUDITED)

	2015	2014

Net sales	$1,819,601	$3,053,135
Cost of sales	1,671,145	2,762,071
Gross profit	148,456	291,064
Selling, general and administrative expenses	229,919	288,149
Income (loss) from continuing operations	(81,463)	2,915
Other (income) expense:
Interest income	(26)	(55)
Other income	—	(113,170)
Other expense	58,461	26,127
Total other (income) expense	58,435	(87,098)

Income (loss) from continuing operations before income taxes	(139,898)	90,013
Provision for income taxes	—	25,187
Net income (loss) from continuing operations	(139,898)	64,826

Net loss from discontinued operations, net of income taxes	(82,744)	(57,358)

Net income (loss)	(222,642)	7,468

Foreign currency translation adjustments	7,990	1,541
Comprehensive income (loss)	$(214,652)	$9,009

Basic and diluted income (loss) per share:
Continuing operations	(0.01)	—
Discontinued operations	—	—
Net loss per share	$(0.01)	$—

Weighted average shares outstanding:
Basic	25,292,527	25,570,533
Diluted	25,292,527	25,570,533

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2015 and 2014 (UNAUDITED)

The accompanying notes are an integral part of these consolidated financial statements.

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(481,525)	$31,626
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	(26,042)	15,086
Stock based compensation	131,000	186,452
(Increase) decrease in assets:
Accounts receivable	122,988	(452,025)
Inventories	250,790	(566,606)
Prepaid expenses and other current assets	46,381	(31,579)
Advance to suppliers	623,485	292,864
Increase (decrease) in current liabilities:
Accounts payable	(58,931	79,958
Accrued expenses and other payable	(92,894	411,290
Advance from customer	(38,092
Income tax payable	(4,933	36,575
Net cash used in operating activities	472,227	3,641

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short term loans	(147,232)	(162,874)
Repayment of notes payable	(1,390,525)	-
Advance (to) from related party	(442,804)	81,205
Advance from stock subscription	—	368,000
Net cash used in operating activities	(1,980,561)	286,331

Effect of exchange rate changes on cash and equivalents	9,675	26,514

Net decrease in cash	(1,498,659)	316,486
Cash and equivalents, beginning of period	1,557,586	1,426,018
Cash and equivalents, end of period	$58,927	$1,742,504

Supplemental disclosure of cash flow information:
Interest paid	$114,351	$135,065
Income taxes paid	$—	$-

YOSEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014 (UNAUDITED)

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

ORGANIZATIONAL CHART

Our corporate structure as of June 30, 2015 is as follows:

Yosen Group, Inc
(Nevada Company)
100% Equity Ownership
100% Equity Ownership
Yosen Trading Inc.
("Yosen Trading")
(New York Company)
Capital Future
Development Limited
("Capital")
(BVI)
100% Equity Ownership
Zhejiang Yong Xin Digital Technology
Company Limited
("Zhejiang")
(PRC)
90% Equity Ownership
100% Equity Ownership
Hangzhou Wang Da
Electronics
Company, Limited
("Wang Da")***
(PRC)
10% Equity
Ownership
10% Equity
Ownership
Yiwu Yong Xin
Telecommunication
Company, Limited
("Yiwu") **
(PRC)
Hangzhou Letong
Digital Technology
Company, Limited.
("Letong")*
(PRC)

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company realized net loss of $(328,018) for the six months ended June 30, 2015. The Company had accumulated deficit of $48,701,751 as of June 30, 2015. There can be no assurance that the Company will become profitable or that it will survive as a public company. These issues raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Yosen and its wholly owned subsidiaries Capital, Wang Da, Yiwu, Zhejiang and Yosen Trading, collectively referred to as the Company. All material intercompany accounts, transactions and profits were eliminated in consolidation.

Currency Translation

The accounts of Zhejiang, Wang Da and Yiwu were maintained, and its financial statements were expressed RMB. Such financial statements were translated into USD in accordance with FASB ASC Topic 830-10, “Foreign Currency Translation,” with the RMB as the functional currency. According to FASB ASC Topic 830-10, assets and liabilities were translated at the ending exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the year. The resulting translation adjustments are reported as other comprehensive income in accordance with FASB ASC Topic 220, “Reporting Comprehensive Income,” as a component of shareholders’ equity. Transaction gains and losses are reflected in the consolidated statements of operations and comprehensive loss.

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

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts was $975,321 (unaudited) and $1,000,607 as of June 30, 2015 and December 31, 2014, respectively.

Inventories, net

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of June 30, 2015 and December 31, 2014, inventory consisted entirely of finished goods.

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

Automotive	5 years
Office Equipment	5 years

As of June 30, 2015 and December 31, 2014, property and equipment consisted of the following:

	2015	2014
	(Unaudited)
Automotive	$51,068	$70,232
Office equipment	156,294	186,187
Subtotal	207,362	256,419
Less: accumulated depreciation	(169,959)	(212,134)
Total	$37,403	$44,285

 Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360 “Property, Plant and Equipment”, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2015 (unaudited) and December 31, 2014, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the Company disclose estimated fair values (“FVs”) of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of FV.

Short-term Loans

As of June 30, 2015 and December 31, 2014, short-term loans consisted of the following:

	2015	2014
	(Unaudited)

Bank loan from Bank of Chouzhou, dated July 16, 2014, due on July 15, 2015, with an annual interest rate of 6.9% payable monthly, personally guaranteed by the CEO	821,180 *	814,531

Bank loan from Bank of Hangzhou, dated September 26, 2014, due on March 24, 2015, with an annual interest rate of 10.0% payable monthly	—	146,616
	$821,180	$961,147

* Short-term bank loan was renewed on July 16, 2015.

Long-term Loans

As of June 30, 2015 and December 31, 2014, long-term loan consisted of the following:

	2015	2014
	(Unaudited)
Bank loan from Bank of Hangzhou, dated July 11, 2014, due on July 8, 2016, with an annual interest rate of 7.38% payable monthly	$492,708	$488,719
	$492,708	$488,719

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

(a) Zhejiang

Zhejiang records revenues when title and the risk of loss pass to the customer.  Generally, these conditions occur on the date the customer takes delivery of the product.  Revenue is generated from sales of Yosen products through two main revenue streams:

1.	Retail. 88.5%, 90.7%, 95.2%, 97.6% of the Company's revenue came from sales to customers at outlets installed inside department stores (i.e., store in store model) during the three and six months ended June 30, 2015 and 2014, respectively and is mainly achieved through point of sale transfer of ownership. Under this method, the Company’s products are placed in third party stores and sold by the Company’s sales people. Upon purchase of the item by the customer, the Company relieves its inventory and recognizes revenue related to that item.

2.	Wholesale. 11.5%, 9.3%, 4.8%, 2.4% of the Company's revenue came from wholesale during three and six months ended June 30, 2015 and 2014, respectively. Recognition of income in wholesale is based on the contract terms. All wholesale payments were made at the point of sale. Upon purchase of the item by the customer, the Company relieves its inventory and recognizes revenue related to that item.

Sales revenue is therefore recognized on the following basis:

1.	Store in store:

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

(b) Yosen Trading

Yosen Trading records revenue when merchandise is delivered to the customers.  During the six months ended June 30, 2015, Yosen trading had 11.4% of revenue from retail and 88.6% from wholesale. During the three months ended June 30, 2015, Yosen trading had 74.8% of revenue from wholesale and 25.2% from retail.

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

Shipping and Handling Fees

The Company follows FASB ASC Sub-topic 605-45, “Handling Costs, Shipping Costs.”  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of general and administrative expenses which were $51,723, $54,879, $349 and $543 for the three and six months ended June 30, 2015 and 2014, respectively.

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

Management Fees Paid to the Department Stores Under “Store in Store” Model

Under the “store in store” business operation model, the Company may pay management fees to the department stores, which are in the form of service charges. The management fees are reflected in general and administrative expenses. Such management fees were $60,550 and $99,952, $18,956 and $25,802 in general and administrative expenses for the three and six months ended June 30, 2015 and 2014, respectively.

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

 Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. There was no advertising expense for the three and six months ended June 30, 2015 and 2014.

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

Basic and Diluted Earnings (Loss) per Share

Loss per share is calculated in accordance with FASB ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (losses) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. If convertible shares and stock options are anti-dilutive, the impact of conversion is not included in the diluted net income (loss) per share. Excluded from the calculation of diluted earnings (loss) per share for the three and six months ended June 30, 2015 and 2014 were 10,000 options, as they were not dilutive.

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

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company operated in one segment (i.e., mobile phones) in 2014 through Zhejiang. On January 6, 2014 the Company established Yosen Trading which is engaged in international trade and wholesale business. As a result, starting in 2014, the Company operated in two segments: mobile phones and international trade (see Note 14).

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. . The adoption of ASU 2014-08 did not have a material impact on the Company’s consolidated financial statements

In May 2014, the FASB issued ASU No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current US GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

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

Note 3 – ADVANCES TO SUPPLIERS

Advances to suppliers represent advance payments to suppliers for the purchase of inventory.

Note 4 - NOTES PAYABLE

The promissory notes as of June 30, 2015 and December 31, 2014 are as follows:

	2015		2014
Promissory note issued by Bank of Chouzhou, dated January 16, 2015, due on July 17, 2015, bearing zero interest	$1,642,360	*	—

Promissory note issued by Bank of Chouzhou, dated July 16, 2014, due on January 15, 2015, bearing zero interest	—		3,013,766
	$1,642,360		$3,013,766

* Notes payable was repaid on July 17, 2015 without renewal.

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

On May 26, 2015, Yosen Group, Inc. (the “Company”) offered to issue and sell in a private placement (the “Private Placement”) to accredited investors an aggregate of 15,000,000 units of the Company (“Units”), at a purchase price of $0.25 per Unit, for aggregate proceeds of approximately $3.75 million. Each Unit consists of one share of Common Stock and a three-year warrant to acquire one share of Common Stock at $0.25. The Units were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”) due to the fact that the offering of these shares were not made in the United States and that none of the accredited investors is a U.S. Person (as defined in the Act).

The Subscription Agreements provide that the proceeds of the Private Placement will be placed in escrow pending the closing of the Private Placement, which is expected to occur in the third quarter of 2015 (the “Closing”). The Company intends to use the proceeds of the Private Placement as working capital. The Company has not yet received any proceeds from this Private Placement.

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

Outstanding options and warrants by exercise price consisted of the following as of June 30, 2015:

Outstanding				Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options:
$20.8	10,000	1.5	$20.8	10,000	$20.8
Warrants:
$0.25	1,850,000	1.15	$0.25	1,850,000	$0.25

During the three and six months ended June 30, 2015, the Company did not issue any stock options. The 10,000 stock options outstanding as of June 30, 2015 were issued in 2007 to our former director Mr. Kenneth Berents, have a 10 year term and vested immediately upon issuance.

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

The Company determined the FV of the 2,000,000 warrants was $320,000. As of June 30, 2015, warrants to purchase 150,000 shares of common stock were exercised, 1,850,000 warrants remained outstanding.

On December 23, 2014, the Company’s BOD adopted the Yosen Group 2014 Restricted Stock Plan (the “2014 Plan”).  The 2014 Plan provides for the granting of restricted stock awards to employees, directors and consultants of the Company and the employees, directors and consultants of the Company’s affiliates. Under the 2014 Plan, 600,000 shares of the Company’s common stock were initially available for issuance for awards.  The 2014 Plan shall continue in effect, unless sooner terminated, or until the tenth anniversary of the date on which it is adopted by the Board is reached. As of June 30, 2015, none of the shares available for issuance under the 2014 Plan were issued.

Note 7 - INCOME TAXES

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense or penalties recognized during the three and six months ended June 30, 2015 and 2014.

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

The US entities, Yosen Group and Yosen Trading are subject to the US federal income tax at a rate of 34%. Yosen Group does not conduct any operations and only incurs public company expenses, such as legal fees, accounting fees, investor relations expenses and filing fees. Yosen Trading conducts international trade and wholesale business. In the three and six months ended June 30, 2015, US entities incurred net operating losses of $94,465 and $225,852. As a result, $32,118 and $76,790 of deferred tax assets and valuation allowance was recorded for the three and six months ended June 30, 2015.

The PRC subsidiaries, Wang Da, Yiwu and Zhejiang are subject to the PRC income tax at a rate of 25%. In the three and six months ended June 30, 2015, the PRC operating subsidiaries incurred a net operating loss of $128,177 and $255,633. Management believes these subsidiaries will continue to incur losses in the near future due to high market competition, slowing market demand, and rising labor and fuel costs. We believe it is more likely than not that the subsidiaries will not be able to benefit from the deferred tax assets in association with the operating losses. As a result, $32,044 and $63,918 of deferred tax assets and valuation allowance were recorded in three and six months ended June 30, 2015 for the PRC subsidiaries.

The components of deferred tax assets and liabilities as of June 30, 2015 (unaudited) and December 31, 2014 were as follows:

	2015	2014
Deferred tax assets:	(Unaudited)
U.S. net operating losses	$76,790	$159,634
PRC net operating losses	63,918	156,616
Total deferred tax assets	140,708	316,250
Less valuation allowance	(140,708)	(316,250)
	$—	$—

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate for the three months ended June 30, 2015 and 2014 is as follows:

	2015	2014
Tax (Credit) at US Statutory Rate	(34.0)%	34.0%
Tax rate difference	5.2%	(2.5)%
State, net of federal	—%	34.7%
Valuation allowance	28.8%	43.9%
Utilization of NOL	—%	(50.9)%
Other	—%	17.9%
Effective rate	—%	77.1%

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate for the six months ended June 30, 2015 and 2014 is as follows:

	2015	2014
Tax (Credit) at US Statutory Rate	(34.0)%	34.0%
Tax rate difference	4.8%	(7.3)%
State, net of federal	—%	32.3%
Valuation allowance	29.2%	52.0%
Utilization of NOL	—%	(72.4)%
Other	—%	16.6%
Effective rate	—%	55.2%

Note 8 - COMMITMENTS

The Company leases office facilities under operating leases that terminate through 2019. Rent expense for the three and six months ended June 30, 2015 were $46,176 and $92,315, respectively.  Rent expense for the three and six months ended June 30, 2014 was zero.

The future minimum obligations under these agreements are as follows by years as of June 30, 2015:

2015	$191,979
2016	188,191
2017	193,826
2018	199,641
2019	101,296
Total	$874,933

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

Statutory reserve funds are restricted to offset against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2015, the Company had allocated $11,542,623 to these non-distributable reserve funds.

Note 10 – DISCONTINUED OPERATIONS

Letong ceased operations in 2011, Yiwu ceased operation in 2013. Wang Da ceased operation in 2014. As such, Letong, Yiwu and Wang Da met the conditions to be reported as discontinued operations in the financial statements, and accordingly, the results of operations have been reclassified for all periods to conform to the current period's presentation.

The following table summarizes the assets and liabilities of the discontinued operations as of June 30, 2015 (unaudited) and December 31, 2014 included in the Consolidated Balance Sheets:

	June 30, 2015	December 31, 2014
Cash	$2,152	$1,391,806
Inventories	16,679	103,110
Accounts receivable	1,262	—
Property, plant and equipment	37,403	25,183
Total assets	57,496	1,520,099

Short-term loans	821,180	814,531
Notes payable	1,642,360	3,013,766
Accounts payable	3	—
Advance from related party	57,542	—
Other payable	24,202	39,883
Total liabilities	2,545,287	3,868,180
Net assets	$(2,487,791)	$(2,348,081)

The following table summarizes the operating results of the discontinued operations for the three and six months ended June 30, 2015 and 2014 included in the Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited):

	Three Months Ended June 30,
	2015	2014
Sales, net	$—	$86,582
Cost of sales	66,550	85,427
Gross profit	(66,550)	1,155
General and administrative expenses	(1,376)	17,531
Loss from discontinued operations	(67,926)	(16,376)
Other expense	(14,818)	(40,982)
Loss before income taxes	(82,744)	(57,358)
Provision for income taxes	—	—
Net loss from discontinued operations, net of income tax	$(82,744)	$(57,358)

	Six Months Ended June 30,
	2015	2014
Sales, net	$—	$343,100
Cost of sales	86,930	336,623
Gross profit	(86,930)	6,477
General and administrative expenses	18,541	43,065
Loss from discontinued operations	(68,389)	(36,588)
Other expense	(85,118)	(110,387)
Loss before income taxes	(153,507)	(146,975)
Provision for income taxes	—	—
Net loss from discontinued operations, net of income tax	$(153,507)	$(146,975)

Note 11 - OTHER COMPREHENSIVE INCOME

Other comprehensive income as included in stockholders’ deficit for the six months ended June 30, 2015 and 2014, represents foreign currency translation adjustment.

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

 Note 13 - MAJOR CUSTOMERS, VENDORS AND CREDIT RISK

During the three months ended June 30, 2014, four customers accounted for more than 10% of the Company’s sales, which represented 25.0%, 16.3%, 11.2% and 10.2%, respectively of the Company’s sales. During the six months ended June 30, 2014, two customers accounted for more than 10% of the Company’s sales, which represented 28.5% and 14.7%, respectively of the Company’s sales. As of June 30, 2014, three customers comprised more than 10% of the Company’s accounts receivable, which represented 29.0%, 26.9% and 15.5%, respectively. One vendor comprised more than 10% of the Company’s accounts payable, which represented 11.5% of the Company’s accounts payable.

During the three months ended June 30, 2015, two customers accounted for more than 10% of the Company’s sales, representing 44.6% and 15.7%, respectively of the Company’s sales. During the six months ended June 30, 2015, three customers accounted for more than 10% of the Company’s sales, representing 32.3%, 19.3% and 10.6%, respectively of the Company’s sales. As of June 30, 2015, two customers comprised more than 10% of the Company’s accounts receivable, representing 53.8% and 25.3%. Two vendors comprised more than 10% of the Company’s accounts payable, representing 78.6% and 12.6% of the Company’s accounts payable.

Note 14 - SEGMENT INFORMATION

We have two reportable segments - mobile phones and international trade, disclosed as required by FASB ASC Topic 280, “Segment Reporting.”

The following table presents summarized information by segment:

	Three Months Ended June 30, 2015 (Unaudited)
	Mobile	International
	Phones	Trade	Other	Total
Sales, net	$1,715,352	$104,249	$—	$1,819,601
Cost of sales	(1,601,842)	(69,303)	—	(1,617,145)
Gross profit (loss)	113,510	34,946	—	148,456
Selling, general and administrative expenses	(100,954)	(85,216)	(43,750)	(229,920)
Income (loss) from continuing operations	12,556	(50,270)	(43,750)	(81,464)
Other Income (expenses)	(57,989)	(325)	(120)	(58,434)
Provision for income taxes	—	—	—	—
Net income from continuing operations	(45,433)	(50,595)	(43,870)	(139,898)
Net loss from discontinued operations	—	—	(82,744)	(82,744)
Net income	$(45,433)	$(50,595)	$(126,614)	$(222,642)

	Six Months Ended June 30, 2015 (Unaudited)
	Mobile	International
	Phones	Trade	Other	Total
Sales, net	$4,129,787	$230,710	$—	$4,360,497
Cost of sales	(3,974,012)	(169,527)	—	(4,143,539)
Gross profit (loss)	155,775	61,183	—	216,958
Selling, general and administrative expenses	(232,030)	(155,148)	(131,250)	(518,428)
Income from continuing operations	(76,255)	(93,965)	(131,250)	(301,470)
Other Income (expense)	(25,911)	(397)	(240)	(26,548)
Provision for income taxes	—	—	—	—
Net income from continuing operations	(102,166)	(94,362)	(131,490)	(328,018)
Net loss from discontinued operations	—	—	(153,507)	(153,507)
Net income	$(102,166)	$(94,362)	$(284,997)	$(481,525)

	June 30,	December 31,
Total Assets	2015	2014
	(Unaudited)
Mobile Phones	$1,781,463	$2,559,845
International Trade	482,672	658,328
Other	49,795	1,533,499
	$2,313,930	$4,751,672

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

Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014

Reportable Operating Segments

The Company reports financial and operating information in continuing operations through two segments, mobile phones segment by Zhejiang and international trade by Yosen Trading:

a)	Mobile phones
b)	International trade

a)	Mobile phones

Zhejiang focuses on distribution of Samsung and Apple brand products.

	Three Months Ended June 30,		Percentage
Mobile phones	2015	2014	Change
Revenue	$1,715,352	$2,464,488	(30.4)%
Gross Profit	$113,510	$175,664	(35.4)%
Profit Margin	6.6%	7.1%	(0.5)%
Operating Loss	$12,556	$(20,941)	160.0%

	Six Months Ended June 30,		Percentage
Mobile phones	2015	2014	Change
Revenue	$4,129,787	$6,119,537	(32.5)%
Gross Profit	$155,775	$391,392	(60.2)%
Profit Margin	3.8%	6.4%	(2.6)%
Operating Income (Loss)	$(76,255)	$30,505	(350.0)%

For the three months ended June 30, 2015, Mobile phones generated revenue of $1,715,352, a decrease of $749,136 or 30.4% compared to $2,464,488 for the three months ended June 30, 2014. For the six months ended June 30, 2015, Mobile phones generated revenue of $4,129,787, a decrease of $1,989,750 or 32.5% compared to $6,119,537 for the six months ended June 30, 2014. The decrease in revenue was primarily due to lack of new products introduced by Apple and Samsung in the first half year of 2015.

Gross profit decreased $62,154 or 35.4% from $175,664 for the three months ended June 30, 2014 to $113,510 for the three months ended June 30, 2015. Profit margin decreased from 7.1% in the three months ended June 30, 2014 to 6.6% in the three months ended June 30, 2015, a decrease of 0.5%.  Gross profit decreased $235,617 or 60.2% from $391,392 for the six months ended June 30, 2014 to $155,775 for the six months ended June 30, 2015. Profit margin decreased from 6.4% in the six months ended June 30, 2014 to 3.8% in the six months ended June 30, 2015, a decrease of 2.6%.  The decrease in gross profit was a result of the increase in unit cost.

Operating income was $12,556 for the three months ended June 30, 2015, an increase of $33,497 or 160.0% compared to operating loss of $(20,941) for the three months ended June 30, 2014. Operating loss was $(76,255) for the six months ended June 30, 2015, compared to operating income of $30,505 for the six months ended June 30, 2014. Change in operating losses was primarily due to change in management fee, labor cost and rent expenses.

b)	International Trade

Starting first quarter 2015, Yosen Trading is engaged in international trade and wholesale business, primarily selling tile, kitchen cabinet, granite and marble products in the New York Market.

	Three Months Ended June 30,		Percentage
International Trade	2015	2014	Change
Revenue	$104,249	$588,647	(82.3)%
Gross Profit	34,945	115,400	(69.7)%
Profit Margin	33.5%	19.6%	13.9%
Operating (Loss)	(50,270)	112,180	(144.8)%

	Six Months Ended June 30,		Percentage
International Trade	2015	2014	Change
Revenue	$230,710	$1,196,623	(80.7)%
Gross Profit	61,182	228,930	(73.3)%
Profit Margin	26.5%	19.1%	7.4%
Operating (Loss)	(93,965)	225,569	(141.7)%

 For the three months ended June 30, 2015, International Trade segment generated revenue of $104,249, a decrease of 82.3% compared to $588,647 for the three months ended June 30, 2014 . For the six months ended June 30, 2015, International Trade segment generated revenue of $230,710, a decrease of 80.7% compared to $1,196,623 for the three months ended June 30, 2014 . The decrease in revenue was primarily due to Yosen Trading focusing on wholesale business of stone products in the first half year of 2015.

Gross profit decreased 69.7% from $115,400 for the three months ended June 30, 2014 to $34,945 for the three months ended June 30, 2015. Gross profit decreased 73.3% from $228,930 for the six months ended June 30, 2014 to $61,182 for the six months ended June 30, 2015. The decrease in gross profit was a result of the decrease in sales. Profit margin increased 13.9% and 7.4% in the three and six months ended June 30, 2015 compared to the corresponding periods in 2014. Profit margin increased primary due to its focus on stone products.

Operating loss was $(50,270) for the three months ended June 30, 2015, an decrease of $162,140 or 144.8% compared to operating income $112,180 for the three months ended June 30, 2014. Operating loss was $(93,965) for the six months ended June 30, 2015, an decrease of $319,534 or 141.7% compared to operating income $225,569 for the three months ended June 30, 2014. Operating loss decreased primarily due to the increase in operating expenses and decrease in gross profit.

Total Company

Net Sales

Net sales for the three months ended June 30, 2015 decreased by 40.4%, to $1,819,601compared to $3,053,135 for the three months ended June 30, 2014. Net sales for the six months ended June 30, 2015 decreased by 40.4%, to $4,360,497 compared to $7,316,160 for the six months ended June 30, 2014. The decrease was primarily attributable to the closing of mobile phone retail stores and revenue decrease in international trade business.

Percentage of Sales

Percentage of sales from retail and wholesale operations for each segment is as follows in the three months ended June 30, 2015:

	Mobile Phones	International Trade	Total
Retail	88.5%	25.2%	56.9%
Wholesale	11.5%	74.8%	43.1%

Percentage of sales from retail and wholesale operations for each segment is as follows in the six months ended June 30, 2015:

	Mobile Phones	International Trade	Total
Retail	90.7%	11.6%	51.2%
Wholesale	9.3%	88.4%	48.8%

Percentage of sales from retail and wholesale operations for each segment is as follows in the three months ended June 30, 2014:

	Mobile Phones	International Trade	Total
Retail	95.2%	28.3%	61.7%
Wholesale	4.8%	71.7%	38.3%

	Mobile Phones	International Trade	Total
Retail	95.2%	28.3%	61.7%
Wholesale	4.8%	71.7%	38.3%

Percentage of sales from retail and wholesale operations for each segment is as follows in the six months ended June 30, 2014:

	Mobile Phones	International Trade	Total
Retail	97.6%	23.7%	60.6%
Wholesale	2.4%	76.3%	39.4%

Cost of Sales

Cost of sales (“COS”) for the three months ended June 30, 2015 was $1,671,145 compared to $2,762,071 for the three months ended June 30, 2014, a decrease of 39.5%. COS for the six months ended June 30, 2015 was $4,143,539 compared to $6,695,838 for the six months ended June 30, 2014, a decrease of 38.1%. The decreased COS for the three and six months was a result of the decrease in sales from the comparable periods.

Gross Profit

Gross profit for the three months ended June 30, 2015 was $148,456 compared to gross profit of $291,064 for the three months ended June 30, 2014, a decrease of 49.0%. Gross profit for the six months ended June 30, 2015 was $216,958 compared to gross profit of $620,322 for the six months ended June 30, 2014, a decrease of 65.0%. The decreased gross profit for the three and six months ended June 30, 2015 was due to lower gross profit generated from mobile phone sales and the international trade business.

Profit Margin

Profit margin for the three months ended June 30, 2015 was 8.2% compared to 9.5% for the three months ended June 30, 2014. Profit margin for the six months ended June 30, 2015 was 5.0% compared to 8.5% for the six months ended June 30, 2014. The profit margin decrease was mainly attributed to lower profit margin in mobile phone business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2015 were $229,919 or 12.6% of net sales, compared to $288,149 or 9.4% of net sales for the three months ended June 30, 2014, an increase of 3.2% of sales. Selling, general and administrative expenses for the six months ended June 30, 2015 were $518,428 or 11.9% of net sales, compared to $576,361 or 7.9% of net sales for the six months ended June 30, 2014, an increase of 2.0% of sales. The increase in selling, general and administrative expenses was primarily due to increase in rent and store management fees.

Operating Income (Loss) from Continuing Operations

Operating loss for the three months ended June 30, 2015 was $(81,463) or (4.5)% of net sales compared to operating income of $2,915 or 0.1% of net sales for the three months ended June 30, 2014. Operating loss for the six months ended June 30, 2015 was $(301,470) or (6.9)% of net sales compared to operating income of $43,961 or 0.6% of net sales for the six months ended June 30, 2014. Lower gross profit and higher operating expense was the key factors for the increase in operating loss from continuing operations during the three and six months ended June 30, 2015 compared to 2014.

Provision for Income Taxes

The provision for income taxes for the three and six months ended June 30, 2015 were $0 due to losses incurred by Zhejiang and Yosen Trading. The provision for income taxes the three and six months ended June 30, 2014 were $25,187 and $38,953 attributed to Yosen Trading.

Net Income (Loss) from Continuing Operations

Net loss from continuing operations was $(204,724) or (7.7)% of net sales for the three months ended June 30, 2015 compared to net income of $64,826 or 2.9% of net sales for the three months ended June 30, 2014. Net loss from continuing operations was $(328,018) or (7.5)% of net sales for the six months ended June 30, 2015 compared to net loss of $178,601 or 2.4% of net sales for the six months ended June 30, 2014. Lower gross profit and higher operating expenses was the key factors for the increase in net loss from continuing operations during the three and six months ended June 30, 2015 compared to 2014.

Net Loss from Discontinued Operations

Net loss from discontinued operations for the three months ended June 30, 2015 was $(82,744) compared to $(57,358) for 2014, a decrease of $25,386. Net loss from discontinued operations for the six months ended June 30, 2015 was $(153,507) compared to $(146,975) for 2014, a decrease of $6,532. Net Loss from discontinued operations remained flat.

Net Income (Loss)

Net loss was $(222,642) for the three months ended June 30, 2015 compared to net income of $7,468 for the three months ended June 30, 2014. Net loss was $(481,525) for the six months ended June 30, 2015 compared to net income of $31,626 for the six months ended June 30, 2014. The increase in net loss was due to decrease in gross profit and increase in operating expenses

Foreign Currency Translation Adjustments

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

	Six Months Ended June 30,
	2015	2014
RMB/$ exchange rate at period end	0.1642	0.1625
Average RMB/$ exchange rate for the periods	0.1636	0.1629

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated results of operations. As a result of the translation, Yosen recorded a foreign currency gain of $7,990 in the three months ended June 30, 2015 and $1,541 in the comparable period in 2014. Yosen recorded a foreign currency gain of $19,377 in the six months ended June 30, 2015 and $11,727 in 2014, which is a separate line item on the Statements of Operations and Comprehensive Loss.

Liquidity and Capital Resources

During the six months ended June 30, 2015, cash has been mostly generated from financing activities. Operations and liquidity needs are funded primarily through cash flows from bank loans. Cash and equivalents were $58,927 at June 30, 2015, compared to $1,557,586 at December 31, 2014.

Our cash flows for the six month periods are summarized as follows:

	Six Months Ended June 30,
	2015	2014
Net cash provided by (used in) operating activities	$472,227	$3,641
Net cash used in financing activities	(1,980,561)	286,331
Effect of exchange rate change on cash and equivalents	9,675	26,514
Net increase (decrease) in cash and equivalents	(1,498,659)	316,486
Cash and equivalents at beginning of period	1,557,586	1,426,018
Cash and equivalents at end of period	$58,927	$1,742,504

Operating Activities

Net cash provided by operating activities was $472,227 for the six months ended June 30, 2015 compared to $3,641 for the six months ended June 30, 2014.  Net cash provided by operating activities was mainly attributable to several factors, including (i) decrease in advance to suppliers of $623,485, (ii) decrease in inventories of $250,790, and (iii) decrease in accounts receivable of $122,988, add back of stock compensation of $131,000.

	Six Months Ended June 30,
	2015	2014	Percentage Change

Sales, Net	$4,360,497	$7,316,160	(40.4)%

Accounts receivable	$233,766	$664,575	(64.8)%

Accounts receivable decreased 64.8% in the first six months of 2015 while sales decreased 40.4%. Management monitors and periodically assesses the collectability of accounts receivable to ensure the allowance for bad debts account is reasonably estimated. Collection of accounts receivable is based on the terms of legally binding documents. Our accounts receivable department has periodically reviewed the allowance for doubtful accounts. The bad debts allowance is based on the aging of receivables, credit history and credit quality of the customers, the term of the contracts as well as the balance outstanding. If an account receivable item is considered probable to be uncollectible, it will be charged to bad debts accordingly.

Cash and equivalents as of June 30, 2015 and December 31, 2014 were solely bank accounts in US and China. Specifically, cash and equivalents for each subsidiary as of June 30, 2015 and December 31, 2014 included:

Name of Entities	Region	Currency	June 30, 2015	December 31, 2014
Yosen	US entity	USD	14,078	44,317
Yosen Trading	US entity	USD	20,657	—
Zhejiang	Chinese entity	RMB	134,198	9,365
Yiwu	Chinese entity	RMB	7,944	688,114
Wang Da	Chinese entity	RMB	5,158	8,527,842

Cash equivalents held in the PRC subsidiaries are not freely transferrable outside the country. The amounts not freely transferable as of June 30, 2015 and December 31, 2014 were RMB 8,684,068 ($1,410,851) (unaudited) and RMB 147,300 ($24,192).

Capital Expenditures

We did not have any capital expenditures for the first six months of 2015 or 2014.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures as of June 30, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal controls identified in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first six months of 2015 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

YOSEN GROUP, INC.

Date: August 14, 2015	By:	/s/ Zhenggang Wang
Name: Zhenggang Wang
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 14, 2015	By:	/s/ Weiping Wang
Name: Weiping Wang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101 The following financial statements from China 3C Group’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Operations and Comprehensive Loss (unaudited); (iii) the Consolidated Statements of Cash Flows (unaudited); and, (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

