Form 10-Q
period 2015-09-30
Yosen Group, Inc.
filed 2015-11-16
CIK 1076784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule No 12b-2 of the Exchange Act). Yes  ☒  No ☒

As of November 14, 2015, the registrant had 28,946,756 shares of common stock outstanding.

1

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014

ASSETS

Current assets:
Cash and equivalents	$498,141	$1,557,586
Accounts receivable, net	322,993	356,550
Inventories	1,248,558	1,622,031
Advances to suppliers	428,395	1,121,775
Advance to related party	2,166	—
Prepaid expenses and other current assets	368,074	49,445
Total current assets	2,868,327	4,707,387

Property and equipment, net	35,932	44,285
Total assets	$2,904,259	$4,751,672

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Short-term loans	$1,259,089	$961,147
Notes payable	1,573,861	3,013,766
Accounts payable	267,943	320,403
Accrued expenses and other payable	452,996	678,890
Advance from related party	—	434,395
Advance from customers	17,865	47,739
Income tax payable	847,621	882,879
Total current liabilities	4,419,375	6,339,219
Long-term loans	—	488,719
Total liabilities	$4,419,375	$6,827,938

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized, 28,946,756 and 25,292,527 issued and outstanding as of September 30, 2015 and December 31, 2014	28,946	25,292
Additional paid-in capital	27,756,707	26,715,554
Subscription receivable	(50,000)	(50,000)
Statutory reserve	11,542,623	11,542,623
Other comprehensive income	7,998,826	7,910,491
Accumulated deficit	(48,792,218)	(48,220,226)
Total stockholders’ deficit	(1,515,116)	(2,076,266)
Total liabilities and stockholders’ deficit	$2,904,259	$4,751,672

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

	2015	2014

Net sales	$5,877,348	$9,751,693
Cost of sales	5,529,053	8,979,577
Gross profit	348,295	772,116
Selling, general and administrative expenses	700,078	890,106
Loss from continuing operations	(351,783)	(117,990)
Other (income) expense:
Interest income	(491)	(174)
Other income	(2,481)	(313,355)
Other expense	38,940	304,288
Total other (income) expense	35,968	(9,241)

Loss from continuing operations before income taxes	(387,751)	(108,749)
Provision for income taxes	—	45,223
Loss from continuing operations	(387,751)	(153,972)

Net loss from discontinued operations, net of income taxes	(184,241)	(250,857)

Net loss	(571,992)	(404,829)

Foreign currency translation adjustments	(88,335)	10,951
Comprehensive loss	$(660,327)	$(393,878)

Basic and diluted loss per share:
Continuing operations	(0.02)	(0.01)
Discontinued operations	(0.01)	(0.01)
Net loss per share	$(0.03)	$(0.02)

Weighted average shares outstanding:
Basic	25,697,325	23,611,587
Diluted	26,441,624	25,611,587

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

	2015	2014

Net sales	$1,516,851	$2,435,533
Cost of sales	1,385,514	2,283,739
Gross profit	131,337	151,794
Selling, general and administrative expenses	181,650	313,745
Loss from continuing operations	(50,313)	(161,951)
Other (income) expense:
Interest income	(188)	(45)
Other income	(35)	(98,916)
Other expense	9,643	263,313
Total other expense	9,420	164,352

Loss from continuing operations before income taxes	(59,733)	(326,303)
Provision for income taxes	—	6,270
Net loss from continuing operations	(59,733)	(332,573)

Net loss from discontinued operations, net of income taxes	(30,734)	(103,882)

Net loss	(90,467)	(436,455)

Foreign currency translation adjustments	(107,712)	(776)
Comprehensive loss	$(198,179)	$(437,231)

Basic and diluted loss per share:
Continuing operations	—	(0.01)
Discontinued operations	—	—
Net loss per share	$—	$(0.01)

Weighted average shares outstanding:
Basic	25,697,325	23,692,356
Diluted	26,441,624	25,692,356

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2015 and 2014 (UNAUDITED)

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(571,993)	$(404,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,936	32,421
Stock based compensation	131,000	273,952
(Increase) decrease in assets:
Accounts receivable	33,677	(344,978)
Inventories	331,316	(5,277)
Prepaid expenses and other current assets	(279,711)	(22,206)
Advance to suppliers	656,914	(261,658)
Increase (decrease) in current liabilities:
Accounts payable	(50,640)	120,143
Accrued expenses and other payable	(216,842)	392,604
Advance from customers	(29,421)	33,668
Income tax payable	(5,509)	105,344
Net cash used in operating activities	(2,727)	(80,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(1,379,376)	—
Proceeds from common stock and warrants subscription	913,557	—
Payments on short-term loans	(146,090)	(1,640,249)
Repayment of advance to related party	(435,071)	(152,870)
Proceeds from notes payable	—	1,624,009
Advance from stock subscription	—	368,000
Net cash provided by financing activities	(1,074,340)	198,890

Effect of exchange rate changes on cash and equivalents	(14,832)	(20,747)
Net increase in cash	(1,059,445)	97,327
Cash and equivalents, beginning of period	1,557,586	1,426,018
Cash and equivalents, end of period	$498,141	$1,523,345

Supplemental disclosure of cash flow information:
Interest paid	$152,547	$245,671
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

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

ORGANIZATIONAL CHART

Our corporate structure as of September 30, 2015 is as follows:

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company realized net loss of $(387,751) for the nine months ended September 30, 2015. The Company had accumulated deficit of $48,792,218 as of September 30, 2015. There can be no assurance that the Company will become profitable or that it will survive as a public company. These issues raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts was $975,321 (unaudited) and $1,000,607 as of September 30, 2015 and December 31, 2014, respectively.

Inventories, net

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of September 30, 2015 and December 31, 2014, inventory consisted entirely of finished goods.

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

Automotive	5 years
Office Equipment	5 years

As of September 30, 2015 and December 31, 2014, property and equipment consisted of the following:

	2015	2014
	(Unaudited)
Automotive	$49,172	$70,232
Office equipment	150,857	186,187
Subtotal	200,028	256,419
Less: accumulated depreciation	(164,096)	(212,134)
Total	$35,932	$44,285

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360 “Property, Plant and Equipment”, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2015 (unaudited) and December 31, 2014, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the Company disclose estimated fair values (“FVs”) of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of FV.

Short-term Loans

As of September 30, 2015 and December 31, 2014, short-term loans consisted of the following:

	2015	2014
	(Unaudited)

Bank loan from Bank of Chouzhou, dated July 10, 2015, due on July 8, 2016, with an annual interest rate of 6.0625% payable monthly, personally guaranteed by the CEO	786,931

Bank loan from Bank of Hangzhou, dated July 11, 2014, due on July 8, 2016, with an annual interest rate of 7.38% payable monthly	472,158

Bank loan from Bank of Chouzhou, dated July 16, 2014, due on July 15, 2015, with an annual interest rate of 6.9% payable monthly, personally guaranteed by the CEO	—	814,531

Bank loan from Bank of Hangzhou, dated September 26, 2014, due on March 24, 2015, with an annual interest rate of 10.0% payable monthly	—	146,616
	$1,259,089	$961,147

Long-term Loans

As of September 30, 2015 and December 31, 2014, long-term loan consisted of the following:

	2015	2014
	(Unaudited)
Bank loan from Bank of Hangzhou, dated July 11, 2014, due on July 8, 2016, with an annual interest rate of 7.38% payable monthly	$—	$488,719
	$—	$488,719

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

(a) Zhejiang

Zhejiang records revenues when title and the risk of loss pass to the customer.  Generally, these conditions occur on the date the customer takes delivery of the product.  Revenue is generated from sales of Yosen products through two main revenue streams:

1.	Retail. 81.1%, 86.7%, 97.9% and 98.0% of the Company's revenue came from sales to customers at outlets installed inside department stores (i.e., store in store model) during the three and nine months ended September 30, 2015 and 2014, respectively and is mainly achieved through point of sale transfer of ownership. Under this method, the Company’s products are placed in third party stores and sold by the Company’s sales people. Upon purchase of the item by the customer, the Company relieves its inventory and recognizes revenue related to that item.

2.	Wholesale. 18.9%, 13.3%, 2.1% and 2.0% of the Company's revenue came from wholesale during the three and nine months ended September 30, 2015 and 2014, respectively. All wholesale payments were made at the point of sale. Upon purchase of the item by the customer, the Company relieves its inventory and recognizes revenue related to that item.

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

In light of the aforesaid PRC laws and regulations and the Company's arrangements with suppliers, we do not provide an accrual for estimated losses on subsequent sale of the return of products.  As a result we do not engage in assessing levels of inventory in the distribution channel, product obsolescence and/or introductions of new products, as none of those factors have any impact on us with respect to estimating losses on subsequent sale of returned goods.  Goods return policy complies with the laws and regulations in China on consumer rights and product quality requirements. If the conditions and requirements as set out in the relevant laws and regulations are met, customers are able to return the goods unconditionally. In such cases, the Company shall accept the returns unconditionally. Goods returned will be redirected back to the manufacturers or suppliers who shall meet all losses on returns in accordance the laws and regulations. The Company will only be responsible for assisting the process of execution of goods return. The Company shall not bear any loss from goods returned. As a result, we do not provide any accrual on subsequent return of goods sold.

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

(b) Yosen Trading

Yosen Trading records revenue when merchandise is delivered to the customers.  During the nine months ended September 30, 2015, Yosen trading had 5.0% of revenue from retail and 95.0% from wholesale. During the three months ended September 30, 2015, Yosen trading had all its revenue from wholesale. During the three and nine months ended September 30, 2014, Yosen trading had 22.9% and 23.4% of revenue from retail and 77.1% and 76.6% from wholesale.

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

Shipping and Handling Fees

The Company follows FASB ASC Sub-topic 605-45, “Handling Costs, Shipping Costs.”  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of general and administrative expenses which were $1,557, $6,732, $6,651 and $7,192 for the three and nine months ended September 30, 2015 and 2014, respectively.

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

Management Fees Paid to the Department Stores Under “Store in Store” Model

Under the “store in store” business operation model, the Company may pay management fees to the department stores, which are in the form of service charges. The management fees are reflected in general and administrative expenses. Such management fees were $16,569 and $76,680, $40,616 and $66,343 in general and administrative expenses for the three and nine months ended September 30, 2015 and 2014.

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. There was no advertising expense for the three and nine months ended September 30, 2015 and 2014.

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

Basic and Diluted Loss per Share

Loss per share is calculated in accordance with FASB ASC Topic 260, “Earnings per Share.” Basic loss per share is based upon the weighted average number of common shares outstanding. Diluted losses per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. If convertible shares and stock options are anti-dilutive, the impact of conversion is not included in the diluted net loss per share. Excluded from the calculation of diluted loss per share for the three months ended September 30, 2015 and 2014 were 10,000 options, as they were not dilutive.

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

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The adoption of ASU 2014-08 did not have a material impact on the Company’s consolidated financial statements.

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

Note 3 – ADVANCES TO SUPPLIERS

Advances to suppliers represent advance payments to suppliers for the purchase of inventory.

Note 4 - NOTES PAYABLE

The promissory notes as of September 30, 2015 and December 31, 2014 are as follows:

	2015	2014
Promissory note issued by Bank of Chouzhou, dated July 20, 2015, due on July 15, 2016, bearing an annual interest rate of 6.06%	$1,573,861	—

Promissory note issued by Bank of Chouzhou, dated July 16, 2014, due on January 15, 2015, bearing zero interest	—	3,013,766
	$1,573,861	$3,013,766

Note 5 - COMMON STOCK

On August 23, 2013, the Company sold 2,000,000 Units to two investors with each Unit consisting of: (i) one share of common stock, $0.001 par value per share (the "Common Stock"), of the Company and (ii) a three-year warrant (“Warrant”) to purchase one share of Common Stock of the Company at an exercise price of US$0.25 per share, for an aggregate total purchase price of $500,000. Pursuant to the agreement, 2,000,000 shares of Common Stock and 2,000,000 Warrant were issued in 2013. The Common Stock was valued at $320,000 using the market price of $0.16 per share at the grant date. The Warrant was valued using Black-Scholes option pricing model at the grant date with a FV of $320,000, see Note 6 for the assumptions used in valuing the Warrant. The FV of Warrant was credited to the additional paid in capital as these are equity instruments. On May 28, 2014, warrants to purchase 150,000 shares of common stock were exercised. As a result, 150,000 shares of common stock were issued accordingly.

On September 1, 2015 the Company sold 3,654,229 Units to four investors with each Unit consisting of: (i) one share of common stock, $0.001 par value per share (the "Common Stock"), of the Company and (ii) a three-year warrant (“Warrant”) to purchase one share of Common Stock of the Company at an exercise price of US$0.25 per share, for an aggregate total purchase price of $913,557. Pursuant to the agreement, 3,654,229 shares of Common Stock and 3,654,229 Warrant were issued in 2015.

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

Outstanding options and warrants by exercise price consisted of the following as of September 30, 2015:

Outstanding					Exercisable
Exercise Price		Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options:
	$20.8	10,000 (1)	1.25	$20.8	10,222	$20.8
Warrants:
	$0.25	1,850,000 (2)	0.9	$0.25	1,850,000	$0.25
	$0.25	3,654,229 (3)	3	$0.25	3,654,229	$0.25

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

(3) In September 2015, the Company issued stock warrants to purchase 3,654,229 shares of common stock at an exercise price of $0.25 in conjunction with the common stock offering (See Note 5). The stock warrants expire on August 31, 2018. Stock warrants were valued using the Black-Scholes option pricing model. Assumptions used to value the warrants are similar to those used in valuing the stock options as described below.

Term	3 years
Expected volatility	196%
Risk – free interest rate	1.07%
Dividend yield	—%
Weighted-average grant date FV	$0.324

The Company determined the FV of the 3,654,229 warrants was $1,183,970. The FV of the 3,654,229 shares of common stock was $1,278,980 using the market price of $0.35 on the grant date. As a result, $439,158 of the proceeds from subscription was allocated to warrants and $474,399 to common stock based on relative fair values.

Note 7 - INCOME TAXES

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense or penalties recognized during the three and nine months ended September 30, 2015 and 2014.

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

The US entities, Yosen Group and Yosen Trading are subject to the US federal income tax at a rate of 34%. Yosen Group does not conduct any operations and only incurs public company expenses, such as legal fees, accounting fees, investor relations expenses and filing fees. Yosen Trading conducts international trade and wholesale business. In the three and nine months ended September 30, 2015, US entities incurred net operating losses of $4,898 and $230,750. As a result, $1,665 and $78,455 of deferred tax assets and valuation allowance was recorded for the three and nine months ended September 30, 2015.

The PRC subsidiaries, Wang Da, Yiwu and Zhejiang are subject to the PRC income tax at a rate of 25%. In the three and nine months ended September 30, 2015, the PRC operating subsidiaries incurred a net operating loss of $85,569 and $341,242. Management believes these subsidiaries will continue to incur losses in the near future due to high market competition, slowing market demand, and rising labor and fuel costs. We believe it is more likely than not that the subsidiaries will not be able to benefit from the deferred tax assets in association with the operating losses. As a result, $21,392 and $85,311 of deferred tax assets and valuation allowance were recorded in three and nine months ended September 30, 2015 for the PRC subsidiaries.

The components of deferred tax assets and liabilities as of September 30, 2015 (unaudited) and December 31, 2014 were as follows:

	2015	2014
Deferred tax assets:	(Unaudited)
U.S. net operating losses	$124,515	$159,634
PRC net operating losses	39,250	156,616
Total deferred tax assets	163,765	316,250
Less valuation allowance	(163,765)	(316,250)
	$—	$—

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate for the three months ended September 30, 2015 and 2014 is as follows:

	2015	2014
Tax (Credit) at US Statutory Rate	(34.0)%	(34.0)%
Tax rate difference	8.5%	8.6%
State, net of federal	—%	(1.6)%
Valuation allowance	25.5%	23.9%
Utilization of NOL	—%	1.0%
Other	—%	0.6%
Effective rate	—%	(1.5)%

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate for the nine months ended September 30, 2015 and 2014 is as follows:

	2015	2014
Tax (Credit) at US Statutory Rate	(34.0)%	(34.0)%
Tax rate difference	5.4%	8.9%
State, net of federal	—%	(8.3)%
Valuation allowance	28.6%	24.6%
Utilization of NOL	—%	—%
Other	—%	(3.8)%
Effective rate	—%	(12.6)%

Note 8 - COMMITMENTS

The Company leases office facilities under operating leases that terminate through 2019. Rent expense for the three and nine months ended September 30, 2015 were $46,046 and $138,359, respectively.

The future minimum obligations under these agreements are as follows by years as of September 30, 2015:

2015	$207,077
2016	193,826
2017	199,641
2018	101,296
2019	—
Total	$701,840

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

Statutory reserve funds are restricted to offset against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2015, the Company had allocated $11,542,623 to these non-distributable reserve funds.

Note 10 – DISCONTINUED OPERATIONS

Letong ceased operations in 2011, Yiwu ceased operation in 2013. Wang Da ceased operation in 2014. As such, Letong, Yiwu and Wang Da met the conditions to be reported as discontinued operations in the financial statements, and accordingly, the results of operations have been reclassified for all periods to conform to the current period's presentation.

The following table summarizes the assets and liabilities of the discontinued operations as of September 30, 2015 (unaudited) and December 31, 2014 included in the Consolidated Balance Sheets:

	September 15, 2015	December 31, 2014
Cash	$1,648	$1,391,806
Inventories	15,984	103,110
Accounts receivable	2,096	—
Property, plant and equipment	22,915	25,183
Total assets	42,643	1,520,099

Short-term loans	786,931	814,531
Notes payable	1,573,861	3,013,766
Accounts payable	3	—
Advance from related party	57,581	—
Other payable	15,528	39,883
Total liabilities	2,433,904	3,868,180
Net assets	(2,391,261)	$(2,348,081)

The following table summarizes the operating results of the discontinued operations for the three and nine months ended September 30, 2015 and 2014 included in the Consolidated Statements of Operations and Comprehensive Loss (unaudited):

	Three Months Ended September 30,
	2015	2014
Sales, net	$782	$952
Cost of sales	86,272	997
Gross profit	(85,490)	(45)
General and administrative expenses	16,328	(6,746)
Loss from discontinued operations	(69,162)	(6,791)
Other expense	(115,079)	(97,091)
Loss before income taxes	(184,241)	(103,882)
Provision for income taxes	—	—
Net loss from discontinued operations, net of income tax	$(184,241)	$(103,882)

	Nine Months Ended September 30,
	2015	2014
Sales, net	$782	$342,103
Cost of sales	(658)	335,671
Gross profit	1,440	6,432
General and administrative expenses	(2,213)	49,811
Loss from discontinued operations	(773)	(43,379)
Other expense	(29,961)	(207,478)
Loss before income taxes	(30,734)	(250,857)
Provision for income taxes	—	—
Net loss from discontinued operations, net of income tax	$(30,734)	$(250,857)

Note 11 - OTHER COMPREHENSIVE INCOME

Other comprehensive income as included in stockholders’ deficit for the three months ended September 30, 2015 and 2014, represents foreign currency translation adjustment.

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

Note 13 - MAJOR CUSTOMERS, VENDORS AND CREDIT RISK

During the three months ended September 30, 2015, three customers accounted for more than 10% of the Company’s sales, which represented 28.3%, 25.2% and 14.5%, respectively of the Company’s sales. During the nine months ended September 30, 2015, two customers accounted for more than 10% of the Company’s sales, which represented 40.1% and 18.0%, respectively of the Company’s sales. As of September 30, 2015, two customers comprised more than 10% of the Company’s accounts receivable, which represented 80.8% and 18.6%, respectively. As of September 30, 2015, two vendors comprised more than 10% of the Company’s accounts payable, which represented 76.9% and 11.8%, respectively.

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

Note 14 - SEGMENT INFORMATION

We have two reportable segments - mobile phones and international trade, disclosed as required by FASB ASC Topic 280, “Segment Reporting.”

The following table presents summarized information by segment:

	Three Months Ended September 30, 2015 (Unaudited)
	Mobile	International
	Phones	Trade	Other	Total

Sales, net	$1,213,646	$303,205	$—	$1,516,851
Cost of sales	1,167,900	217,614	—	1,385,514
Gross profit	45,746	85,591	—	131,337
Selling, general and administrative expenses	91,455	90,195	—	181,650
Loss from continuing operations	(45,709)	(4,604)	—	(50,313)
Other expenses	(9,126)	(134)	(160)	(9,420)
Benefit from (provision for) income taxes	—	—	—	—
Net loss from continuing operations	(54,835)	(4,738)	(160)	(59,733)
Net loss from discontinued operations	—	—	(30,734)	(30,734)
Net loss	$(54,835)	$(4,738)	$(160)	$(90,467)

	Nine Months Ended September 30, 2015 (Unaudited)
	Mobile	International
	Phones	Trade	Other	Total

Sales, net	$5,343,433	$533,915	$—	$5,877,348
Cost of sales	5,141,912	(387,141)	—	5,529,053
Gross profit	201,521	146,774	—	348,295
Selling, general and administrative expenses	323,485	245,343	131,250	700,078
Loss from continuing operations	(121,964)	(98,569)	(131,250)	(351,783)
Other expense	(35,037)	(531)	(400)	(35,968)
Provision for income taxes	—	—	—	—
Net loss from continuing operations	(157,001)	(99,100)	(131,650)	(387,751)
Net loss from discontinued operations	—	—	(184,241)	(184,241)
Net loss	$(157,001)	$(99,100)	$(131,650)	$(571,992)

	September 30,	December 31,
Total Assets	2015	2014
	(Unaudited)
Mobile Phones	$2,330,374	$2,559,845
International Trade	482,459	658,328
Other	91,426	1,533,499
	$2,904,259	$4,751,672

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

Sanhe and Letong ceased operations in 2011. Joy & Harmony ceased operation in 2011 and dissolved in 2013. Yiwu closed all its stores in stores locations in 2012. Jinhua ceased operation in October 2012.

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

Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014

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

The Company reports financial and operating information in continuing operations through two segments, mobile phones segment by Zhejiang and international trade by Yosen Trading:

a)	Mobile phones
b)	International trade

a)	Mobile phones

Zhejiang focuses on distribution of Samsung and Apple brand products.

	Three Months Ended September 30,		Percentage
Mobile phones	2015	2014	Change
Revenue	$1,213,646	$1,999,727	(39.3)%
Gross Profit	$45,746	$55,222	(17.2)%
Profit Margin	3.8%	2.8%	1.0%
Operating Loss	$(45,709)	$(144,103)	(68.3)%

	Nine Months Ended September 30,		Percentage
Mobile phones	2015	2014	Change
Revenue	$5,343,433	$8,119,264	(34.2)%
Gross Profit	$201,521	$446,614	(54.9)%
Profit Margin	3.8%	5.5%	(1.7)%
Operating Loss	$(121,964)	$(113,597)	(7.4)%

For the three months ended September 30, 2015, Mobile phones generated revenue of $1,213,646, a decrease of $786,081 or 39.3% compared to $1,999,727 for the three months ended September 30, 2014. For the nine months ended September 30, 2015, Mobile phones generated revenue of $5,343,433, a decrease of $2,775,831 or 34.2% compared to $8,119,264 for the nine months ended September 30, 2014. The decrease in revenue was primarily due to closing 4 retail stores in the third quarter.

Gross profit decreased $9,476 or 17.2% from $55,222 for the three months ended September 30, 2014 to $45,746 for the three months ended September 30, 2015. Profit margin increased from 2.8% in the three months ended September 30, 2014 to 3.8% in the three months ended September 30, 2015, an increase of 1.0%.  Gross profit decreased $245,093 or 54.9% from $446,614 for the nine months ended September 30, 2014 to $201,521 for the nine months ended September 30, 2015. Profit margin decreased 1.7% from 5.5% in the nine months ended September 30, 2014 to 3.8% in the nine months ended September 30, 2015.

Operating loss was $45,709 for the three months ended September 30, 2015, a decrease of $98,394 or 68.3% compared to $144,103 for the three months ended September 30, 2014. Operating loss was $121,964 for the nine months ended September 30, 2015, compared to operating loss of $113,597 for the nine months ended September 30, 2014. Operating loss decreased primarily due to control on general and administrative expenses to cut losses.

b)	International Trade

Yosen Trading is engaged in international trade and wholesale business, primarily selling tile, kitchen cabinet, granite and marble products in the New York Market.

	Three Months Ended September 30,		Percentage
International Trade	2015	2014	Change
Revenue	$303,205	$435,806	(30.4)%
Gross Profit	$85,592	$96,572	(11.4)%
Profit Margin	28.2%	22.2%	6.0%
Operating Income (Loss)	$(4,604)	$69,651	(106.6)%

	Nine Months Ended September 30,		Percentage
International Trade	2015	2014	Change
Revenue	$533,915	$1,632,429	(67.3)%
Gross Profit	$146,774	$325,502	(54.9)%
Profit Margin	27.5%	19.9%	7.6%
Operating Income (Loss)	$(98,569)	$295,220	(133.4)%

For the three months ended September 30, 2015, International Trade segment generated revenue of $303,205, a decrease of 30.4% compared to $435,806 for the three months ended September 30, 2014. For the nine months ended September 30, 2015, International Trade segment generated revenue of $533,915, a decrease of 67.3% compared to $1,632,429 for the three months ended September 30, 2014. The decrease in revenue was primarily due to Yosen Trading focusing on wholesale business of stone products in 2015.

Gross profit decreased 11.4% from $96,572 for the three months ended September 30, 2014 to $85,592 for the three months ended September 30, 2015. Gross profit decreased 54.9% from $325,502 for the nine months ended September 30, 2014 to $146,774 for the nine months ended September 30, 2015. The decrease in gross profit was a result of the decrease in sales. Profit margin increased 6.0% and 7.6% in the three and nine months ended September 30, 2015 compared to the corresponding periods in 2014. Profit margin increased primary due to its focus on stone products.

Operating loss was $(4,604) for the three months ended September 30, 2015, an decrease of $74,255 or 106.6% compared to operating income $69,651 for the three months ended September 30, 2014. Operating loss was $(98,569) for the nine months ended September 30, 2015, an decrease of $393,789 or 133.4% compared to operating income $225,569 for the three months ended September 30, 2014. Operating loss decreased primarily due to the increase in operating expenses and decrease in gross profit.

Total Company

Net Sales

Net sales for the three months ended September 30, 2015 decreased by 37.7%, to $1,516,851 compared to $2,435,533 for the three months ended September 30, 2014. Net sales for the nine months ended September 30, 2015 decreased by 38.4%, to $5,877,348 compared to $9,751,693 for the nine months ended September 30, 2014. The decrease was primarily attributable to the decrease in sales of mobile phones.

Percentage of Sales

Percentage of sales from retail and wholesale operations for each segment is as follows in the three months ended September 30, 2015:

	Mobile Phones	International Trade	Total
Retail	81.1%	-%	40.5%
Wholesale	18.9%	100.0%	59.5%

Percentage of sales from retail and wholesale operations for each segment is as follows in the nine months ended September 30, 2015:

	Mobile Phones	International Trade	Total
Retail	86.7%	5.0%	45.9%
Wholesale	13.3%	95.0%	54.1%

Percentage of sales from retail and wholesale operations for each segment is as follows in the three months ended September 30, 2014:

	Mobile Phones	International Trade	Total
Retail	90.2%	22.9%	56.6%
Wholesale	9.8%	77.1%	43.4%

Percentage of sales from retail and wholesale operations for each segment is as follows in the nine months ended September 30, 2014:

	Mobile Phones	International Trade	Total
Retail	90.2%	23.4%	59.8%
Wholesale	9.8%	76.6%	40.2%

	Mobile Phones	International Trade	Total
Retail	90.2%	23.4%	59.8%
Wholesale	9.8%	76.6%	40.2%

Cost of Sales

Cost of sales (“COS”) for the three months ended September 30, 2015 was $1,385,514 compared to $2,283,739 for the three months ended September 30, 2014, a decrease of 39.3%. COS for the nine months ended September 30, 2015 was $5,529,053 compared to $8,979,577 for the nine months ended September 30, 2014, a decrease of 38.4%. The decreased COS for the three and nine months was a result of the decrease in sales from the comparable periods.

Gross Profit

Gross profit for the three months ended September 30, 2015 was $131,337 compared to gross profit of $151,794 for the three months ended September 30, 2014, a decrease of 13.5%. Gross profit for the nine months ended September 30, 2015 was $348,295 compared to gross profit of $772,116 for the nine months ended September 30, 2014, a decrease of 54.9%. The decreased gross profit for the three and nine months ended September 30, 2015 was due to lower gross profit generated from the international trade business.

Profit Margin

Profit margin for the three months ended September 30, 2015 was 8.7% compared to 6.2% for the three months ended September 30, 2014. The increase in profit margin was primarily due to higher margin in international trade business in the third quarter of 2015. Profit margin for the nine months ended September 30, 2015 was 5.9% compared to 7.9% for the nine months ended September 30, 2014. The profit margin decrease was mainly attributed to lower profit margin in mobile phone business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2015 were $181,650 or 12.0% of net sales, compared to $313,745 or 12.9% of net sales for the three months ended September 30, 2014, a decrease of 42.1%. Selling, general and administrative expenses for the nine months ended September 30, 2015 were $700,078 or 11.9% of net sales, compared to $890,106 or 9.1% of net sales for the nine months ended September 30, 2014, a decrease of 21.3%. The decrease in selling, general and administrative expenses was primarily due to decrease in staff related cost and store management fees.

Operating Loss from Continuing Operations

Operating loss for the three months ended September 30, 2015 was $50,313 or (3.3)% of net sales compared to $161,951 or (6.6)% of net sales for the three months ended September 30, 2014. Operating loss for the nine months ended September 30, 2015 was $351,783 or (6.0)% of net sales compared to $117,990 or (1.2)% of net sales for the nine months ended September 30, 2014. Lower gross profit and higher operating expense was the key factors for the increase in operating loss from continuing operations during the three and nine months ended September 30, 2015 compared to 2014.

Other (Income) Expense

Other income for the three and nine months ended September 30, 2014 were $35 and $2,481 compared to $98,916 and $313,355 for the same periods in 2014. Other expense for the three and nine months ended September 30, 2015 were $9,643 and $38,940 compared to $263,313 and $313,745 for the same periods in 2014. Other income in 2014 consists primarily of commission income from China Unicom related to sales of China Unicom’s wireless service and products. Other expenses in 2014 consists primarily costs to generate commission income. In 2015, such commission income and related expenses were reclassified as sales and COGS. As a result, other income and expenses were lower in 2015 compared to the comparable period in 2014.

Provision for Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2015 were $0 due to losses incurred by all subsidiaries. The provision for income taxes the three and nine months ended September 30, 2014 were $6,270 and $45,223 attributed to Yosen Trading.

Net Loss from Continuing Operations

Net loss from continuing operations was $59,733 or (3.9)% of net sales for the three months ended September 30, 2015 compared to $332,573 or (13.7)% of net sales for the three months ended September 30, 2014. Net loss from continuing operations was $387,751 or (6.6)% of net sales for the nine months ended September 30, 2015 compared to net loss of $153,972 or (1.6)% of net sales for the nine months ended September 30, 2014. Lower operating expense was the key factors for the decrease in in net loss from continuing operations during the three and nine months ended September 30, 2015 compared to 2014.

Net Loss from Discontinued Operations

Net loss from discontinued operations for the three months ended September 30, 2015 was $30,734 compared to $103,882 for 2014, a decrease of $73,148. Net loss from discontinued operations for the nine months ended September 30, 2015 was $184,241 compared to $250,857 for 2014, a decrease of $66,616. Net Loss from discontinued operations decreased primarily due to decreased interest expenses incurred by Yiwu.

Net Loss

Net loss was $90,467 for the three months ended September 30, 2015 compared to $436,455 for the three months ended September 30, 2014. Net loss for the three months ended September 30, 2015 increased due to the decreased loss from discontinued operations. Net loss was $571,992 for the nine months ended September 30, 2015 compared to $404,829 for the nine months ended September 30, 2014. The increase in net loss was primarily due to the international trade business had net loss in 2015 compared to net income in the same period 2014.

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

	Nine Months Ended September 30,
	2015	2014
RMB/$ exchange rate at period end	0.1574	0.1625
Average RMB/$ exchange rate for the periods	0.1623	0.1624

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated results of operations. As a result of the translation, Yosen recorded a foreign currency loss of $107,712 in the three months ended September 30, 2015 and $776 in the comparable period in 2014. Yosen recorded a foreign currency loss of $88,335 in the nine months ended September 30, 2015 and a foreign currency gain of $10,951 in 2014, which is a separate line item on the Statements of Operations and Comprehensive Loss.

Liquidity and Capital Resources

During the nine months ended September 30, 2015, cash has been mostly generated from financing activities. Operations and liquidity needs are funded primarily through cash flows from bank loans. Cash and equivalents were $498,141 at September 30, 2015, compared to $1,557,586 at December 31, 2014.

Our cash flows for the nine month periods are summarized as follows:

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$2,727	$(80,816)
Net cash provided by (used in) financing activities	(1,020,070)	198,890
Effect of exchange rate change on cash and equivalents	(42,102)	(20,747)
Net increase (decrease) in cash and equivalents	(1,059,445)	97,327
Cash and equivalents at beginning of period	1,557,586	1,426,018
Cash and equivalents at end of period	$498,141	$1,523,345

Operating Activities

Net cash provided by operating activities was $2,727 for the nine months ended September 30, 2015 compared to $80,816 used in operating activities for the nine months ended September 30, 2014.  Net cash used in operating activities was mainly attributable to several factors, including (i) decrease in advance to suppliers of $656,914, (ii) decrease in inventories of $331,316, (iii) decrease in accounts receivable of $33,677, offset by the increase in prepaid expenses and other current assets of $279,711 and decrease in accrued expenses of $216,842, add back of stock compensation of $131,000.

	Nine Months Ended September 30,
	2015	2014	Percentage Change

Sales, Net	$5,877,348	$9,751,693	39.7%

Accounts receivable	$322,993	$557,576	42.1%

Accounts receivable decreased 42.1% in the first nine months of 2015 while sales decreased 39.7%. Accounts receivable as a percentage of sales increased primarily due to the increase of accounts receivable in international trade business. Management monitors and periodically assesses the collectability of accounts receivable to ensure the allowance for bad debts account is reasonably estimated. Collection of accounts receivable is based on the terms of legally binding documents. Our accounts receivable department has periodically reviewed the allowance for doubtful accounts. The bad debts allowance is based on the aging of receivables, credit history and credit quality of the customers, the term of the contracts as well as the balance outstanding. If an account receivable item is considered probable to be uncollectible, it will be charged to bad debts accordingly.

Cash and equivalents as of September 30, 2015 and December 31, 2014 were solely bank accounts in US and China. Specifically, cash and equivalents for each subsidiary as of September 30, 2015 and December 31, 2014 included:

Name of Entities	Region	Currency	September 30, 2015	December 31, 2014
Yosen	US entity	USD	113,918	44,317
Yosen Trading	US entity	USD	29,065	9,365
Zhejiang	Chinese entity	RMB	2,246,131	688,114
Yiwu	Chinese entity	RMB	6,571	8,527,842
Wang Da	Chinese entity	RMB	3,901	12,403

Cash equivalents held in the PRC subsidiaries are not freely transferrable outside the country. The amounts not freely transferable as of September 30, 2015 and December 31, 2014 were RMB 2,256,603 ($355,158) (unaudited) and RMB 9,231,713($1,503,904).

Capital Expenditures

We did not have any capital expenditures for the first nine months of 2015 and 2014.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures as of September 30, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal controls identified in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

YOSEN GROUP, INC.

Date: November 14, 2015	By:	/s/ Zhenggang Wang
Name: Zhenggang Wang
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 14, 2015	By:	/s/ Weiping Wang
Name: Weiping Wang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

