Form 10-K
period 2015-12-31
Yosen Group, Inc.
filed 2016-04-05
CIK 1076784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

  ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the 19,847,527 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $8,732,912 as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $0.44 per share, as reported on the OTC Bulletin Board.

As of March 30, 2016, there were 29,147,682 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None.

1

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

In 2007 we began operating under a “store in store” business model. The “store in store” business model resulted in expanded marketing channels, thus, stimulated the growth of sales in 2007 and 2008. We were only engaged in the resale and distribution of third party products and generated 100% of our revenue from resale of items such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPods, electronic dictionaries, CD players and audio systems. We used to operate “stores in stores” under the brand names Hangzhou Wang Da, Yiwu YongXin, Shanghai Joy & Harmony, Hangzhou Sanhe and Zhejiang Yongxin. However, starting in 2009, we had declining sales under the model due to increased competition from direct stores and large department stores and the impact of the economic slowdown. As a result, we closed Shanghai Joy & Harmony and Hangzhou Sanhe in 2011. Yiwu YongXin ceased operation in 2012 and Wang Da ceased operation in 2013. As of December 31, 2015, we operated 8 “stores in stores”, under the brand name Zhejiang YongXin, selling primarily Apple and Samsung products.

On July 6, 2009, we acquired Jinhua Baofa Logistic Ltd. (“Jinhua”).  At that point, we started providing transportation logistics services to businesses in Eastern China. We closed Jinhua in 2012 due to continuing losses incurred .

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

On January 6, 2014 the Company established a US based wholly-owned subsidiary, Yosen Trading Inc., a New York corporation (“Yosen Trading”), for the purpose of engaging primarily in international trade and wholesale business, initially with tile, kitchen cabinet, granite and marble products. Yosen Trading ceased operation in 2015.

On April 23, 2015, the Company established a wholly owned subsidiary Hangzhou Yongxin Lamapai E-commerce Co., Ltd (“Hangzhou Lamapai”). . On September 24, 2015, Hangzhou Lamapai established a new company Zhejiang Yongxin Lamapai E-commerce Co., Ltd (“Zhejiang Lamapai”). The Company invested RMB5,500,000 to Zhejiang Lamapai. As a result of the investment, the Company owns 71.4% of Zhejiang Lamapai as of December 31, 2015.

Organizational Structure

Capital Future Developments Limited (“Capital”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang YongXin Digital Technology Company Limited (“Zhejiang”), Yiwu YongXin Communication Limited (“Yiwu”), Hangzhou Wang Da Electronics Company Limited (“Wang Da”), Hangzhou Sanhe Electronic Technology, Limited (“Sanhe”), and Shanghai Joy & Harmony Electronic Development Company Limited (“Joy & Harmony”) were incorporated under the laws of the Peoples Republic of China (“PRC” or “China”) on July 11, 2005, July 18, 1997, March 30, 1998, April 12, 2004, and August 25, 2003, respectively. Yosen owns 100% of Capital and Capital owns 100% of Joy & Harmony and Sanhe. Until August 14, 2007, when it changed its ownership structure described in the next paragraph to comply with certain requirements of PRC law, Capital owned 100% of the capital stock of Zhejiang. Zhejiang owns 90% and Yiwu owns 10% of Wang Da. Zhejiang owns 90% and Wang Da owns 10% of Yiwu. On March 10, 2009 Zhejiang set up a new operating entity, Hangzhou Letong Digital Technology Co., Ltd. (“Letong”) to establish an electronic retail franchise operation for Yosen Group. On July 6, 2009, Zhejiang and Yiwu acquired Jinhua. Jinhua was incorporated under the laws of the PRC on December 27, 2001. On January 6, 2014 the Company established Yosen Trading Inc. (“Yosen Trading”), its wholly owned US based subsidiary in New York. On April 23, 2015, the Company established Hangzhou Lamapai under the laws of the PRC, its wholly owned subsidiary. On September 24, 2015, the Company established Zhejiang Lamapai under the laws of the PRC, the Company owns 71.4% interest in Zhejiang Lamapai.

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

On August 3, 2006, Capital completed the acquisition of a 100% interest in Sanhe for a cash and stock transaction valued at $8,750,000. The consideration consisted of 183,150 newly issued shares of the Company’s common stock and $5,000,000 in cash.

On November 28, 2006, Capital completed the acquisition of a 100% interest in Joy & Harmony for a cash and stock transaction valued at $18,500,000. The consideration consisted of 544,622 shares of the Company’s common stock and $7,500,000 in cash.

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

On July 6, 2009, Yosen and its subsidiary Zhejiang and Yiwu purchased 100% of Jinhua for RMB 120 million ($17,500,000) in cash.  Zhejiang acquired 90% and Yiwu acquired 10% of the equity interests in Jinhua.

Letong ceased operations in 2011. Yiwu closed all its stores in stores locations in 2012. Jinhua ceased operations in October 2012 and legally dissolved in 2013. Joy & Harmony was legally dissolved in 2013．Sanhe was legally dissolved in 2015. Wang Da closed all its stores in the second quarter 2014. Yosen Trading ceased operation in 2015.

As a result, we have only two operating Chinese subsidiaries, Zhejiang and Zhejiang Lamapai. Zhejiang focuses on distributing Samsung and Apple brand products. Zhejiang sells products mostly through retail stores, with a small percentage sold directly to distributors on a wholesale basis. We operate most of our retail operations through our “store in store” model. Under this model, the Company leases space in major department stores and retailers. Leasing costs can vary based on the percentage of sales, or can be fixed. In 2015 and 2014, all of our stores in stores leases were variable based on sales. Zhejiang Lamapai is a cross-border online to offline (“O2O”) platform. Zhejiang Lamapai distributes a variety of imported products including but not limited to Digital products, baby products, health nutrition and frozen food. Zhejiang Lamapai sells the products through its online store, applications on mobile devices and also in physical stores.

Our corporate structure as of December 31, 2015 was as follows:

* These entities ceased operation during 2011.

** These entities ceased operation during 2012.

*** This entity ceased operation during 2014.

****This entity ceased operation during 2015.

Our Business

Information about Our Segments

In September 2015, Our subsidiary Zhejiang invested RMB 5,500,000 to Zhejiang Lamapai. As of December 31, 2015, the Company owns 71.4% of equity interest in Zhejiang Lamapai. As a result, we had two reportable segments: mobile phones through Zhejiang and E-commerce through Zhejiang Lamapai.

Zhejiang

Zhejiang focuses on selling Samsung and Apple brand products in PRC. Zhejiang had 8 retail locations in 2015.

The five largest suppliers and customers for Zhejiang in 2015 were:

Top 5 suppliers	Top 5 customers
China PTAC Communication Services Co., Ltd (Zhejiang)	Lianhua Supermarket Holdings Co. Limited
Hangzhou HaoYiGou Digital Communication Technology Co. Ltd	Lianhua Supermarket Holdings Co. Limited Gongshu Shiji Co. Limited
Hangzhou Yiyu Digital Communication Technology Co. Ltd	Shanghai Qianlan Digital
Jiangsu Qilongji Trading Co. Ltd	Hangzhou Lianhua Fresh Supermarket
Hangzhou Pushun Digital Communication Technology Co. Ltd	Zhejiang Shiji Lianhua Supermarket Holdings Co. Limited Hangzhou branch

The five largest suppliers contributed 60.7% of our purchases, three of which accounted for more than 10%, representing 20.1%, 19.5% and 10.1%, respectively. The five largest customers contributed 86.8% of revenues of Zhejiang in 2015, two of which accounted for more than 10%, representing 47.4% and 23.8%, respectively. The loss of any of these two major customers will have a material adverse affect on the Company’s business and operations.

The main competitors of Zhejiang include Ningbo Haishu Xunda Communications Equipment Co., Ltd, Hangzhou Jingjie Telecom Technology Co., Ltd, Phone World Digital Chain Group Co., Ltd., Zhejiang Gomei Electronics Group Co., Ltd and Hangzhou Baodian Mobile Phones Co., Ltd.

Zhejiang Lamapai

Zhejiang Lamapai is a cross-border online to offline (“O2O”) platform. Zhejiang Lamapai distributes a variety of imported products including but not limited to Digital products, baby products, health nutrition and frozen food and etc. Zhejiang Lamapai sells the products through its online store, applications on mobile devices and also in physical stores.

The main competitors of Zhejiang Lamapai include Zhejiang Cereals, Oils & Foodstuffs Import & Export Co., Ltd. (ZJCOF), Zhejiang Mercer Business Management Co., Ltd, Zhejiang YinTai E-Commerce Co., Ltd, Hangzhou Lianhua Huashang Group Co., Ltd, Wenzhou Huiligou Department Store Co., Ltd.

Zhejiang Lamapai has not commenced operation in 2015. As of December 31, 2015, Zhejiang Lamapai had $156,458 prepaid expenses. The prepaid expenses were deposits paid to interior designer and contractors to construct the physical store of Zhejiang Lamapai to distribute imported products.

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

Customers

Two customers accounted for 10% or more of our total revenue in 2015, representing 43.5% and 21.9% respectively. Therefore, the loss of any one of these two customers would have a material impact on our business.

Backlog

We do not have a material amount of backlog orders as of December 31, 2015.

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

Employees

The Company currently has 63 employees, all of whom are full time. Zhejiang has 28 employees, Wang Da 1, Zhejiang Lamapai 33 and Yosen Trading 1, all of whom are full-time.

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

We have a material weakness in our internal control over financial reporting (“ICFR”), and if we fail to maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may be adversely affected. We and our independent registered public accounting firm, in connection with the audit of the consolidated financial statements for 2015 and 2014, have identified the following material weaknesses in our internal control over financial reporting: the ability of the Company to record transactions and provide disclosures in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

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

We may not be able to continue to operate as a going concern. We incurred a net loss of $1.1 million for the year ended December 31, 2015. We also had a stockholders' deficit of $1.7 million as of December 31, 2015. These conditions raise a substantial doubt as to whether we can continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our registered independent public accountants have included an emphasis of matter paragraph in their report on the financial statements relating to our ability to continue as a going concern.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company does not own any real estate properties and leases the following:

Zhejiang

1.	Zhejiang’s headquarters consisting of office space located in Hangzhou, Zhejiang province, China, under a one-year lease which expires in October 2016.

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

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

Part II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTCBB under the symbol “YOSN.OB.” The following table sets forth the quarterly high and low closing bids of our common stock as quoted on the OTCBB during 2014 and 2015.

	Low Bid*	High Bid*
2014
Quarter ended March 31	$0.22	$0.90
Quarter ended June 30	$0.55	$1.06
Quarter ended September 30	$0.43	$0.72
Quarter ended December 31	$0.06	$0.53

2015
Quarter ended March 31	$0.23	$0.44
Quarter ended June 30	$0.23	$0.45
Quarter ended September 30	$0.27	$0.54
Quarter ended December 31	$0.17	$0.50

*	The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The quotations were adjusted for the Company’s 1-for-5 reverse stock split.

Stockholders

As of the close of business on March 30, 2016, there were 82 holders of record of the Company’s common stock.

Dividends

The Company did not pay any dividends during 2015 and 2014. The Company has no current plans to declare cash dividends on its common stock in the future. If the Company ever determines to pay a dividend, it may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency from the PRC for the payment of such dividends from the profits of its operating subsidiaries in China.

Securities Authorized For Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following is a summary of all of our equity compensation plans as of December 31, 2015:

Plan Category	Number of securities issued upon exercise outstanding options, warrants and rights (a)		Number of restricted shares issued (b)		Weighted average exercise price of outstanding options, warrants and rights (c)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (d)

Equity Compensation Plans Approved by Shareholders					$—	—
Equity Compensation Plans Not Approved by Shareholders	150,000	(2)	7,600,000	(1)	$—	—

(1)	Represents 4,100,000 shares issued under the 2011 Plan and 3,500,000 shares issued under the 2013 Plan to employees and consultants of the Company.
(2)	Represents 150,000 shares issued upon exercise of warrants in 2014.

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

Repurchase of Securities

We did not repurchase any of shares of our common stock during 2014 and 2015.

Recent Sales of Unregistered Securities

Other than described below, there were no sales of unregistered securities during 2015, the period covered by this Annual Report, which were not previously reported on a Quarterly Report on Form 10-Q or Current Report on Form 8-K filed with the SEC.

On December 24, 2014, the Company consummated the sale of 1,600,000 shares of common stock to one investor at a purchase price of $0.25 per share, for $400,000.

On November 16, 2015, the Company consummated the sale of 3,855,155 investment units with each Unit consisting of: (i) one share of common stock, $0.001 par value per share of the Company and (ii) a three-year warrant to purchase one share of Common Stock of the Company at an exercise price of $0.25 per share, for an aggregate total purchase price of $963,789.

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

Results of Operations

Year Ended December 31, 2015 compared to Year Ended December 31, 2014

Reportable Operating Segments

In 2011, Letong closed its direct retail and franchise operation. In 2012, Yiwu closed all its stores in stores. In 2014, Wang Da closed all its store in stores. In 2015, Yosen Trading ceased operation. As such, Letong, Yiwu , Wang Da and Yosen Trading were reported as discontinued operations in the financial statements of 2015.

The Company reports financial and operating information in continuing operations through two segments, mobile phones segment by Zhejiang and E-Commerce by Zhejiang Lamapai:

a)	Mobile phones
b)	E-Commerce

a)	Mobile phones

Zhejiang focuses on distribution of Samsung and Apple brand products.

	Year Ended December 31,		Percentage
Zhejiang	2015	2014	Change
Revenue	$7,300,122	$10,902,862	(33.0)%
Gross Profit (Loss)	(21,527)	315,815	(106.8)%
Profit Margin	(0.3)%	2.9%	(3.2)%
Operating (Loss)	(435,257)	(524,398)	(17.0)%

For 2015, Zhejiang generated revenue of $7,300,122, a decrease of $3,602,741 or 33.0% compared to $10,902,862 for 2014. Gross profit decreased $337,341 or 106.8% from $315,815 for 2014 to gross loss of 21,527 for 2015. Operating losses were $435,257 in 2015, decreased $89,141 compared to $524,398 in 2014. The decrease in operating losses was primarily due to closing of store in stores to cut losses and control on general and administrative expenses.

Profit margin was (0.3)% in 2015 compared to 2.9% in 2014. Zhejiang had inventory-clearance promotions when it closed its 16 stores in 2015, as a result of the promotions, the unit selling prices of the merchandise were lower than the cost, which caused the profit margin to be negative in 2015.

Retail locations of Zhejiang

The following table reflects a roll forward during 2014 and 2015 of our retail locations (i.e., number of stores opened, number of stores closed and number of stores open at year-end). “ Store in store” refers to the sales counters where the Company’s products are displayed for sale within large-scale supermarkets, department stores and other sites. At present, all of our “stores in stores” are in Zhejiang province.

(Number of Locations)	Zhejiang
Locations at January 1, 2014	28
Opened during 2014	3
Closed during 2014	(7)
Locations at December 31, 2014	24
Opened during 2015	0
Closed during 2015	(16)
Locations at December 31, 2015	8

The following table reflects the square footage of each store space during 2014 and 2015.

(In Square Foot)	Zhejiang
Area at January 1, 2014	15,462
Opened during 2014	1,455
Closed during 2014	(3,812)
Area at December 31, 2014	13,105
Opened during 2015	-
Closed during 2015	(8,870)
Area at December 31, 2015	4,235

The following table reflects net sales per square foot for 2014 and 2015.

Zhejiang
2014	$832
2015	1,724

The following table reflects the amount of comparable or same store sales for each period (i.e., the change in sales from stores that were open for each year presented).  A “comparable store” is defined as the same “store in store,” for which sales of that “store in store” is compared in the same month or same quarter of different years, such as the comparison of the sales occurring during March 2015 and March 2014 in the same “store in store.”

Zhejiang
2014	$695
2015	743

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

(4)  stores with same product mix would be regarded as comparable; if there is significant change in product mix in a store, that store will not be regarded as a comparable store; and

(5) with respect to net sales per square foot each year and how we treat changes in square footage, this depends on the materiality of the impact on sales per square foot as a result of an increase or decrease in square footage. By way of example, a store with an area of 130 square feet had sales of $14,000 per month in 2014, which results in approximately $108 in sales per square foot. In 2015, if the same store increased the area of operation to 140 square feet and had sales of $16,000 per month that would result in approximately $114 in sales per square foot. We would deem the $6 increase in sales per square foot to be immaterial.  Accordingly, in this case, we will use the area of 130 square feet to compare same store sales, and the additional 10 square feet will be ignored in the calculation of same store sales.

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

b)	E-Commerce

Zhejiang Lamapai is a cross-border online to offline (“O2O”) platform. Zhejiang Lamapai distributes a variety of imported products including but not limited to Digital products, baby products, health nutrition and frozen food and etc.. Zhejiang Lamapai sells the products through its online store, applications on mobile devices and also in physical stores. Zhejiang Lamapai was established on September 24, 2015 and did not start operation. Zhejiang Lamapai had operating expenses and other expenses of $165,741 in 2015.

Total Company

Net Sales

Net sales from continuing operations for 2015 totaled $7,300,122, a year-over-year decrease of $3,602,741 or 33.0% compared to $10,902,862 for 2014. The decrease was primarily due to Zhejiang closed 16 stores in stores in 2015.

Percentage of Sales

Percentage of sales from retail and wholesale operations for each segment is as follows in 2015 and 2014:

	2015	2014
Retail	88.2%	96.6%
Wholesale	11.8%	3.4%

Cost of Sales

Cost of sales from continuing operations (“COS”) for 2015 totaled $7,321,649, or 100.3% of sales compared to $10,587,048, or 97.1% of for 2014. The decrease in the COS was a result of the decrease in sales.

Gross Profit

Gross profit decreased $337,341 or 106.8% from $315,815 for 2014 to gross loss of $(21,527) for 2015. Zhejiang had inventory-clearance promotions when it closed its 16 stores in 2015, as a result of the promotions, the unit selling prices of the merchandise were lower than the cost, which caused gross loss in 2015.

Because the Company does not include the costs for its distribution network in COS, its gross profit and profit margin as a percentage of net sales (“profit margin”) may not be comparable to those of other retailers that may include distribution costs in cost of sales and in gross profit and profit margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2015 totaled $742,086, or 10.2% of net sales, compared to $1,269,870, or 11.6% for 2014. General and administrative expenses decreased as a percentage of sales. The decrease in selling, general and administrative expenses was primarily due to decrease in staff related cost and store management fees.

Loss from Continuing Operations

Operating loss for 2015 was $763,613 or (10.5)% of net sales compared to $954,056 or (8.8)% for 2014. Lower general and administrative expenses contributed to the decrease in loss from operations.

Other (Income) Expense

Other income for 2015 was $188,748 compared to $501,367 for 2014. Other expense for 2015 was $121,134 compared to $332,091 for 2014. Other income in 2015 and 2014 consists primarily of commission income from China Unicom related to sales of China Unicom’s wireless service and products. Other expenses in 2015 and 2014 consists primarily costs to generate commission income. In 2015, such commission income and related expenses were reclassified as sales and COGS. As a result, other income and expenses were lower in 2015 compared 2014.

Provision for Income Taxes

Provision for income taxes for 2015 and 2014 were $0 due to losses incurred by both Zhejiang and Zhejiang Lamapai.

Net Loss from Continuing Operations

Net loss from continuing operations for 2015 was $694,992 or (9.4)% of net sales compared to $784,555 or (7.5)% for 2014. Lower general and administrative expenses contributed to the decrease in loss from operations, offset by the decrease in other income.

Net Loss from Discontinued Operations

Net loss from discontinued operations for 2015 was $469,084 compared to $311,421 for 2014, an increase of $157,663. The increase in net loss from discontinued operations was due to Yosen Trading had an increase in net loss in 2015.

Net Loss including Noncontrolling Interest

Net loss including noncontrolling Interest for 2015 was $1,164,076 compared to $1,095,976 for 2014, an increase of $68,100. The increase in net loss including noncontrolling Interest was primarily due to additional operating expenses incurred by Zhejiang Lamapai.

Net loss attributable to noncontrolling interest

Net loss attributable to noncontrolling interest was $47,355 in 2015 compared to $0 in 2014. Net loss attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-Yosen ownership interests in Yosen consolidated entity Zhejiang Lamapai.

Net loss attributable to Yosen Group

Net loss attributable to Yosen Group was $1,116,721 in 2015 compared to $1,095,976 in 2014, an increase of $62,970. The increase in net loss including noncontrolling Interest was primarily due to additional operating expenses incurred by Zhejiang Lamapai.

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

	2015	2014
RMB/$ exchange rate at year end	0.1541	0.1629
Average RMB/$ exchange rate for the years	0.1608	0.1628

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated results of operations. As a result of the translation, Yosen recorded a foreign currency gain of $138,290 in 2015 and $7,220 in 2014, which is a separate line item on the Statements of Operations and Comprehensive Loss.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings.

Cash and equivalents were $738,611 at December 31, 2015 and current assets totaled $3,049,310. The Company’s current liabilities were $4,756,081 at December 31, 2015. Working capital deficiency at December 31, 2015 was $(1,706,771). During 2015, net cash used in operating activities was $91,800.

Cash and equivalents were $1,557,586 at December 31, 2014 and current assets totaled $4,707,387. The Company’s current liabilities were $6,339,219 at December 31, 2014. Working capital deficiency at December 31, 2014 was $(1,631,832). During 2014, net cash used in operating activities was $274,177.

The Company had short-term loans of $2,773,199 and $961,147, respectively as of December 31, 2015 and 2014. The Company had long-term loans of $0 and $488,719, respectively as of December 31, 2015 and 2014.

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

	Year Ended December 31,
	2015	2014
Net cash used in operating activities	$(91,800)	$(274,177)
Net cash used in investing activities	(4,446)	(10,185)
Net cash provided by (used in) financing activities	(731,700)	421,222
Effect of exchange rate change on cash and equivalents	8,971	(5,292)
Net increase(decrease) in cash and equivalents	(818,975)	131,568
Cash and equivalents at beginning of year	1,557,586	1,426,018
Cash and equivalents at end of year	$738,611	$1,557,586

Operating Activities

Net cash used in operating activities was $91,800 in 2015 compared to $274,177 in 2014. This decrease was mainly attributable to (i) decrease in inventories of $812,449 (ii) increase in accounts payable of $100,735 (iii) decrease in advance to suppliers of $332,805 offset by the increase in prepaid expenses and other current assets of $474,093 in 2015, adding back the non-cash item, stock compensation expense of $131,250.

Investing Activities

	2015	2014
Net cash used in investing activities	$(4,446)	$(10,185)

Net cash used in investing activities in 2015 and 2014 was $4,446 and $10,185 in equipment purchase.

Financing Activities

The Company had short-term loans of $2,773,199 and $961,147, respectively as of December 31, 2015 and 2014. The Company did not have long-term loan as of Decemeber 31, 2015 and $488,719 as of December 31, 2014. The Company had notes payable of $0 and $3,013,766, respectively as of December 31, 2015 and 2014. The Company had an advance to related party of $89,754 compared to advance from related party of $434,395 in 2014.

	2015	2014
Net cash provided by (used in) financing activities	$(791,700)	$(421,222)

Net Increase(decrease) in Cash and Equivalents

	2015	2014
Net increase (decrease) in cash and equivalents	$(818,975)	$(131,568)

Cash and Equivalents

	2015	2014
Cash and equivalents	$(738,611)	$1,557,586

Cash and equivalents as of December 31, 2015 and 2014 were solely bank accounts in the US and China. Specifically, cash and equivalents for each subsidiary as of December 31, 2015 and 2014 included:

Name of Entity	Region	Currency	2015	2014
Yosen Group	US entity	USD	111,498	44,317
Capital	BVI entity	USD	—	—
Yosen Trading	US entity	USD	220,225	9,365
Zhejiang	Chinese entity	RMB	74,768	688,114
Yiwu	Chinese entity	RMB	4,948	8,527,842
Sanhe	Chinese entity	RMB	—	3,354
Wang Da	Chinese entity	RMB	25,194	12,403
Zhejiang Lamapai	Chinese entity	RMB	2,536,078	—
Hangzhou Lamapai	Chinese entity	RMB	—	—

Cash equivalents held in the PRC subsidiaries are not freely transferrable outside the country. The amounts not freely transferable as of December 31, 2015 and 2014 were RMB2,640,989($406,888) and RMB9,231,713($1,503,904), respectively.

Capital Expenditures

Capital expenditures for purchase of fixed assets during 2015 and 2014 were $4,446 and $10,185, respectively.

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

Going Concern

As discussed in Note 2 to the financial statements, The Company had net loss attributable to Yosen Group of $1,116,721 and $1,095,976 for 2015 and 2014, respectively. The Company had accumulated deficit of $49,336,947 as of December 31, 2015. In addition, the Company’s cash position substantially deteriorated from 2010. These issues raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The adoption of this ASU did not have a material impact on the Company's results of operations or financial condition.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, "Balance Sheet Classification of Deferred Taxes". The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not anticipate the adoption of this ASU will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2015, the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal controls identified below.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our ICFR based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, and due to the material weakness described below, management concluded that our ICFR was not effective as of December 31, 2015.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of our executive officers and directors.

Name	Age	Position
Zhenggang Wang	47	Chief Executive Officer and Chairman of the Board
Weiping Wang	49	Chief Financial Officer
Xinchuan Kong	41	President
Chenghua Zhu	40	Director
Mingjun Zhu	47	Director
Rongjin Weng	52	Director
Wei Kang Gu	70	Director

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

Changes in Director Nomination Process for Stockholders

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s BOD since the filing of the Company’s Annual Report on Form 10-K for 2014.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company to file reports of ownership and changes in ownership with the SEC. Such persons also are required to furnish our company with copies of all Section 16(a) forms they file. Based solely on our review of copies of such forms received by us, we believe that during 2015, the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation paid by us in 2015 and 2014 to our Chief Executive Officer (the “named executive officer”. Our Chief Executive Officer was the only executive officer who received total compensation greater than $100,000 in 2015 and 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Positions	Year	Salary	Bonus	Stock Awards		Option Awards	Total
Zhenggang Wang, CEO	2015	$5,877	$—	$131,250	(1)	$—	$137,127
	2014	$4,242	$—	$350,000	(1)	$—	$354,242

(1)	Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to ASC 718. The stock value was calculated based on the closing price of $0.3 per share on the date of grant.

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

Pursuant to the terms of the employment agreement, we will pay Mr. Wang as compensation a base salary in cash of (i) $40,000 per annum for the year beginning on May 17, 2012 (the “Effective Date”) and ending on the first anniversary of the Effective Date, (ii) $20,000 per annum for the year beginning on the first anniversary of the Effective Date and ending on the second anniversary of the Effective Date and (iii) $20,000 per annum for the year beginning on the second anniversary of the Effective Date and ending on the third anniversary of the Effective Date . In addition, we granted 3,500,000 shares of restricted common stock to Mr. Wang. The shares shall vest over three years with 1,666,666 vesting on the first anniversary of the grant date. 1,666,666 on the second and 1,666,667 on the third, in each case, subject to Mr. Wang continuing to serve the Company as the Chief Executive Officer on such applicable vesting date.

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

Outstanding Equity Awards At Year-End

There were no outstanding unexercised options, unvested stock or other equity incentive plan awards held by the named executive officer as of December 31, 2015.

Pension Benefits

We do not have any pension benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

Potential Payments Upon Termination or Change in Control

See “Employment Agreements” above for a description of potential payments to Mr. Wang upon termination.

Compensation of Directors

Our directors did not receive compensation during 2015 for services as members of the Company’s Board:

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 30, 2016, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our directors and our named executive officer and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o Yosen Group, Inc., 368 HuShu Nan Road, Hang Zhou City, Zhejiang Province, China 310014.

The percentages below are calculated based on 29,147,682 shares of common stock issued and outstanding on March 30, 2016:

Name of Beneficial Owner	Amount of Beneficial Ownership	Percentage Beneficial Ownership
Zhenggang Wang	5,445,000	18.7%
Wei Kang Gu	—	—
Chenghua Zhu	—	—
Mingjun Zhu	—	—
Rongjin Weng	—	—
All directors and executive officers as a group (7 persons)	5,495,000	18.9%

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

The following represents fees for professional audit services rendered by MJF 2015 and 2014, respectively.

Audit Fees

The aggregate fees billed by our current auditors, MJF, for professional services rendered for the audit of our annual financial statements for 2015 and 2014 were $55,000 and $55,000.

Audit Related Fees

We incurred no audit related fees to MJF during 2015 and 2014.

Tax Fees

MJF did not render any services for tax compliance, tax advice and tax planning during the years ended December 31, 2015 and 2014.

All Other Fees

MJF did not bill us any additional fees that are not disclosed under audit fees, audit related fees or tax fees during 2015 and 2014.

Audit Committee Pre-Approval Process, Policies and Procedures

The Audit Committee has adopted pre-approval policies for all services, including both audit and non-audit services, provided by our independent auditors.  For audit services, each year the independent auditor provides the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Audit Committee before the audit process commences.  The independent auditor also submits an audit services fee proposal, which also must be approved by the Audit Committee before the audit process commences.  The audit, tax, and all other fees and services described above were pre-approved for 2015 and 2014.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           (b)           The exhibits listed on the Exhibit Index are filed as part of this Annual Report.

EXHIBIT INDEX

Exhibit No	Document Description
3.1	Amended and Restated Articles of Incorporation of the Registrant (24)
3.2	By-laws of the Registrant (1)
4.1	Yosen Group Amended 2005 Equity Incentive Plan (2)
4.2	Yosen Group 2011 Restricted Stock Plan (19)
4.3	Amendment to the Company’s 2011 Restricted Stock Plan (20)
4.4	The Company’s 2012 Omnibus Securities and Incentive Plan (22)
10.1	Stock Purchase Agreement, dated as of October 17, 2005, by and among Sun Oil & Gas, Inc., EH&P Investments, John D. Swain, Fred Holcapek, PH Holding Group, Ma Cheng Ji, Zhou Wei, Zeng Xiu Lan, Gu Xiao Dong, Jacksonville Management Limited, Colin Wilson, Alliance Capital Management, Inc., Hanzhong Fang and China US Bridge Capital, Limited (3)
10.2	Consulting Services Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang YongXin Digital Technology Company Limited (4)
10.3	Operating Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang YongXin Digital Technology Company Limited (4)
10.4	Proxy and Voting Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang YongXin Digital Technology Company Limited (4)
10.5	Option Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang YongXin Digital Technology Company Limited (4)
10.6	Equity Pledge Agreement dated as of November 1, 2005 between Capital Development Limited and Zhejiang YongXin Digital Technology Company Limited (4)
10.7	Subscription Agreement, dated as of December 20, 2005, between the Registrant and Huiqi Xu. (5)
10.8	Consulting Agreement, dated as of December 20, 2005, among the Registrant, Wen-An Chen and Huoqing Yang. (5)
10.9	Guarantee Contract between the Registrant and Shenzhen Shiji Ruicheng Guaranty and Investment Company Limited, dated as of December 21, 2005. (6)
10.10	Agreement and Plan of Merger, dated as of December 21, 2005, among the Registrant, YX Acquisition Corporation, Capital Future Development Limited, Zhenggang Wang, Yimin Zhang, Weiyi Lv, Xiaochun Wang, Zhongsheng Bao, Simple (Hongkong) Investment & Management Company Limited, First Capital Limited, Shenzhen Dingyi Investment & Consulting Limited and China US Bridge Capital Limited. (6)
10.11	Form of Promissory Note dated December 21, 2005. (6)
10.12	Share Exchange Agreement, dated as of November 28, 2006, among Yosen Group, Capital Future Development Limited (“Capital”), Shanghai Joy & Harmony Electronics Company Limited, and the shareholders of Capital. (7)
10.13	Form of Securities Purchase Agreement, dated July 13, 2007, by and among the Registrant and certain subscribers (8)
10.14	Letter of Intent for Strategic Partnership, dated November 22, 2007, between the Registrant’s subsidiary Zhejiang Yongxin Technology Limited and Hangzhou Xituo Network Technology Company (9)
10.15	Consignment Agreement, dated January 2, 2008, between the Registrant’s subsidiary Hangzhou Shan He Electric Company Limited and Hangzhou Lotour Digital Products Business Company Limited (10)
10.16	Consignment Agreement, dated January 3, 2008, between the Registrant’s subsidiary Hangzhou Wang Da Electric Company Limited and Hangzhou Lotour Digital Products Business Company Limited (10)
10.17	Acquisition Agreement dated December 19, 2008 by and among Zhejiang YongXin Digital Technology Company Limited, Yiwu YongXin Communication Limited Jinhua Baofa Logistic Limited and the shareholders of Jinhua Baofa Logistic Limited (12)
10.18	Amendment to Acquisition Agreement dated April 4, 2009 by and among Zhejiang YongXin Digital Technology Company Limited, Yiwu YongXin Communication Limited and the shareholders of Jinhua Baofa Logistic Limited (13)

10.19	Compensation Agreement, dated November 27, 2009, between Yosen Group and Joseph Levinson (14)
10.20	Board of Directors Agreement, dated December 8, 2006, among Yosen Group and Kenneth T. Berents (15)
10.21	Yosen Group 2008 Omnibus Securities and Incentive Plan (16)
10.22	Stock Option Agreement Director Non-Qualified Stock Option, dated December 1, 2008 and effective as of January 15, 2009, between Yosen Group and Kenneth Berents (16)
10.23	Stock Option Agreement Director Non-Qualified Stock Option, dated December 1, 2008 and effective as of January 15, 2009, between Yosen Group and Kenneth Berents (16)
10.24	Stock Option Agreement Director Non-Qualified Stock Option, dated December 1, 2008 and effective as of January 15, 2009, between Yosen Group and Kenneth Berents (16)
10.25	Stock Option Agreement with Todd L. Mavis, dated April 21, 2009, between Yosen Group and Todd L. Mavis (16)
10.26	Agreement dated May 3, 2007 between Yosen Group and Joseph Levinson (16)
10.27	Letter Agreement dated June 16, 2009 between Yosen Group and Jian Zhang (17)
10.28	Share-holding entrustment agreement dated November 21,2005 between Capital Future Developments Limited and Huiyi Lv (23)
10.29	Share-holding entrustment agreement dated November 21,2005 between Capital Future Developments Limited and Xiaochun Wang (23)
10.30	Share-holding entrustment agreement dated November 21,2005 between Capital Future Developments Limited and Yimin Zhang (23)
10.31	Share-holding entrustment agreement dated November 21,2005 between Capital Future Developments Limited and Zhenggang Wang (23)
10.32	Share-holding entrustment agreement dated November 21,2005 between Capital Future Developments Limited and Zhongsheng Bao (23)
10.33	Employment Agreement dated May 17, 2012 by and between the Company and Zhenggang Wang (20)
10.34	Loan Agreements, dated July 16, 2012, between the Company and Zhejiang Chouzhou Commercial Bank, dated July 16, 2013 (21)
10.35	Subscription Agreement, dated as of August 23, 2013, between the Registrant and Jessie Wong (25)
10.36	Subscription Agreement, dated as of August 23, 2013, between the Registrant and Wa Cheung (25)
10.37	Consulting Agreement, dated as of December 30, 2013, between the Registrant and Yunge Huang (26)
10.38	Consulting Agreement, dated as of December 30, 2013, between the Registrant and Weiguo Xu (26)
10.39	Subscription Agreement, dated as of December 24,2014, between the Registrant and Shu Chen (27)
14.1	Code of Business Conduct and Ethics (11)
21.1	List of Subsidiaries (18)
23.1	Consent of independent registered public accounting firm
31.1	Certification of Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Principal Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)*
32.2	Certification of Principal Accounting and Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)*

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

(1)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on January 3, 2007.
(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-141173) dated March 9, 2007.
(3)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on October 21, 2005.
(4)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on September 11, 2007.
(5)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 20, 2005.
(6)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 22, 2005.
(7)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 11, 2006.
(8)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on July 17, 2007.
(9)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on November 28, 2007.
(10)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on January 17, 2008.
(11)	Incorporated by reference from the Registrant’s Annual Report filed with the SEC on Form 10-K on March 27, 2008.
(12)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 29, 2008.
(13)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on April 9, 2009.
(14)	Incorporated by reference from the Registrant’s Annual Report filed with the SEC on Form 10-K on April 16, 2009.
(15)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 14, 2006.
(16)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-159200) dated May 13, 2009.
(17)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on June 22, 2009.
(18)	Incorporated by reference from the Registrant’s Annual Report filed with the SEC on Form 10-K on April 16, 2010.
(19)	Incorporated by reference from the Registrant’s Annual Report filed with the SEC on Form 10-K on May 18, 2011.
(20)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on May 23, 2012.
(21)	Incorporated by reference from the Registrant’s Quarterly Report filed with the SEC on Form 10-Q on November 14, 2012.
(22)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-182754) dated July 19, 2012.
(23)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on April 16, 2012.

(24)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on April 12, 2013.
(25)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on August 26, 2013.
(26)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 31, 2013.
(27)	Incorporated by reference from the Registrant’s Current Report filed with the SEC on Form 8-K on December 29, 2014.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 2016.

YOSEN GROUP, INC.

/s/ Zhenggang Wang
Zhenggang Wang
Chief Executive Officer and Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ Zhenggang Wang		March 30, 2016
Zhenggang Wang	Chief Executive Officer and
Chairman (Principal Executive
Officer)

/s/ Xinchuan Kong
Xinchuan Kong	President	March 30, 2016

/s/ Weiping Wang
Weiping Wang	Chief Financial Officer (Principal	March 30, 2016
Accounting and Financial Officer)

/s/ Chenghua Zhu
Chenghua Zhu	Director	March 30, 2016

/s/ Mingjun Zhu
Mingjun Zhu	Director	March 30, 2016

/s/ Rongjin Weng
Rongjin Weng	Director	March 30, 2016

/s/ Wei Kang Gu
Wei Kang Gu	Director	March 30, 2016

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Yosen Group, Inc.

We have audited the accompanying consolidated balance sheets of Yosen Group, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended. Yosen Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yosen Group, Inc., as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations and has stockholders’ deficit of $1,668,067. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MJF & Associates, APC
Los Angeles, California
March 30 2016

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014

ASSETS

Current assets:
Cash and equivalents	$738,611	$1,557,586
Accounts receivable, net	224,787	356,550
Inventories	758,746	1,622,031
Advances to suppliers	725,104	1,121,775
Advance to related party	89,754	—
Prepaid expenses and other current assets	512,308	49,445
Total current assets	3,049,310	4,707,387
Property and equipment, net	38,704	44,285
Total assets	$3,088,014	$4,751,672

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Short-term loans	$2,773,199	$961,147
Notes payable	—	3,013,766
Accounts payable	410,985	320,403
Accrued expenses and other payable	658,920	678,890
Advance from related party	—	434,395
Advance from customers	48,133	47,739
Income tax payable	864,844	882,879
Total current liabilities	4,756,081	6,339,219
Long-term loans	—	488,719
Total liabilities	$4,756,081	$6,827,938

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized, 29,147,682 and 25,292,527 issued and outstanding as of December 31, 2015 and 2014	29,147	25,292
Additional paid-in capital	27,806,738	26,715,554
Subscription receivable	(50,000)	(50,000)
Statutory reserve	11,542,623	11,542,623
Other comprehensive income	8,048,781	7,910,491
Accumulated deficit	(49,336,947)	(48,220,226)
Total Yosen Group's stockholders’ deficit	(1,959,658)	(2,076,266)
Noncontrolling interest	291,591	—
Accumulated deficit	(1,668,067)	(2,076,266)
Total liabilities and stockholders’ deficit	3,088,014	4,751,672

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31,

	2015	2014
Net sales	$7,300,122	$10,902,862
Cost of sales	7,321,649	10,587,048
Gross profit	(21,527)	315,814
Selling, general and administrative expenses	742,086	1,269,870
Loss from continuing operations	(763,613)	(954,056)
Other (income) expense
Interest income	(1,007)	(225)
Other income	(188,748)	(501,367)
Other expense	121,134	332,091
Total other income	(68,621)	(169,501)
Loss from continuing operations before income taxes	(694,992)	(784,555)
Provision for income taxes	—	—
Net loss from continuing operations	(694,992)	(784,555)
Net loss from discontinued operations, net of income taxes	(469,084)	(311,421)
Net loss including noncontrolling interest	(1,164,076)	(1,095,976)
Net loss attributable to noncontrolling interest	(47,355)	—
Net loss attributable to Yosen Group	(1,116,721)	(1,095,976)
Other comprehensive items:
Foreign currency translation gain attributable to Yosen Group	135,588	7,220
Foreign currency translation gain attributable to noncontrolling interest	2,702	—
Comprehensive loss attributable to Yosen Group	$(981,133)	$(1,088,756)
Comprehensive loss attributable to noncontrolling interest	$(44,653)	$—

Basic and diluted loss per share:
Continuing operations	(0.02)	(0.03)
Discontinued operations	(0.02)	(0.01)
Net loss per share	$(0.04)	$(0.04)

Weighted average shares outstanding:
Basic	26,539,263	23,667,185
Diluted	27,572,340	26,406,694

The accompanying notes are an integral part of these consolidated financial statements.

 YOSEN GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Statutory Reserve	Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balance at January 1, 2014	23,542,527	$23,542	$25,918,351	$(50,000)	$11,542,623	$7,903,271	$(47,124,250)	—	$(1,786,463)
Foreign currency translation adjustments	—	—	—	—	—	7,220	—	—	7,220
Issuance of common stock for financing	1,600,000	1,600	398,400	—	—	—	—	—	400,000
Issuance of common stock for warrants exercise	150,000	150	37,350	—	—	—	—	—	37,500
Stock compensation	—	—	361,453	—	—	—	—	—	361,453
Net loss	—	—	—	—	—	—	(1,095,976)	—	(1,095,976)
Balance at December 31, 2014	25,292,527	$25,292	$26,715,554	$(50,000)	$11,542,623	$7,910,491	$(48,220,226)	—	$(2,076,266)
Foreign currency translation adjustments	—	—	—	—	—	138,290	—	—	138,290
Equity financing	3,855,155	3,855	959,934	—	—	—	—	338,946	1,302,735
Stock compensation	—	—	131,250	—	—	—	—	—	131,250
Net loss attributable to Yosen Group	—	—	—	—	—	—	(1,116,721)	—	(1,116,721)
Noncontrolling interest	—	—	—	—	—	—	—	(47,355)	(47,355)
Balance at December 31, 2015	29,147,682	$29,147	$27,806,738	$(50,000)	$11,542,623	$8,048,781	$(49,336,947)	291,591	$(1,668,067)

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

	2015	2014
Operating activities:
Net loss including noncontrolling interest	$(1,164,076)	$(1,095,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,200	6,448
Stock based compensation	131,250	361,453
(Increase)/decrease in assets:
Accounts receivable	127,869	(143,432)
Inventories	812,449	(138,520)
Prepaid expenses and other current assets	(474,093)	(9,355)
Advances to suppliers	332,805	(368,187)
Advance to related party		—
(Increase)/decrease in current liabilities:
Accounts payable	100,735	103,826
Accrued expenses and other payables	1,410	480,845
Advance from customers	2,467	47,728
Income tax payable	31,184	46,930
Net cash used in operating activities	(91,800)	(274,177)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,446)	(10,185)
Net cash used in investing activities	(4,446)	(10,185)

CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from short-term bank loans	1,463,611	—
Net proceeds from equity financing	1,302,735	437,500
Repayment of notes payable	(2,975,472)	—
Advance to related party	(522,574)	—
Repayment of short-term bank loans	—	(1,644,094)
Net proceeds from notes payable	—	1,627,816
Net cash provided by financing activities	(731,700)	421,222

Effect of exchange rate changes on cash and equivalents	8,971	(5,292)

Net increase (decrease) in cash and equivalents	(818,975)	131,568
Cash and equivalents, beginning of year	1,557,586	1,426,018
Cash and equivalents, end of year	$738,611	$1,557,586

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid	$200,570	$266,901

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Note 1 - ORGANIZATION

Yosen Group, Inc. (the “Company” or “Yosen”) was incorporated on August 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited (“Capital”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang YongXin Digital Technology Company Limited (“Zhejiang”), Yiwu YongXin Communication Limited (“Yiwu”), Hangzhou Wang Da Electronics Company Limited (“Wang Da”), Hangzhou Sanhe Electronic Technology, Limited (“Sanhe”), and Shanghai Joy & Harmony Electronic Development Company Limited (“Joy & Harmony”) were incorporated under the laws of the Peoples Republic of China (“PRC” or “China”) on July 11, 2005, July 18, 1997, March 30, 1998, April 12, 2004, and August 25, 2003, respectively. Zhejiang set up a new operating entity, Hangzhou Letong Digital Technology Co., Ltd. (“Letong”) on March 10, 2009. On July 6, 2009, Zhejiang and Yiwu acquired Jinhua. Jinhua was incorporated under the laws of the PRC on December 27, 2001. On January 6, 2014 the Company established Yosen Trading Inc. (“Yosen Trading”), its wholly owned US based subsidiary in New York. On April 23, 2015, the Company established a wholly owned subsidiary Hangzhou Yongxin Lamapai E-commerce Co., Ltd (“Hangzhou Lamapai”). . On September 24, 2015, Hangzhou Lamapai established a new company Zhejiang Yongxin Lamapai E-commerce Co., Ltd (“Zhejiang Lamapai”). The Company invested RMB5,500,000 to Zhejiang Lamapai. As a result of the investment, the Company owns 71.54% of Zhejiang Lamapai as of December 31, 2015.

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

On August 3, 2006, Capital completed the acquisition of a 100% interest in Sanhe for a cash and stock transaction valued at $8,750,000. The consideration consisted of 183,150 newly issued shares of the Company’s common stock and $5,000,000 in cash.

On November 28, 2006, Capital completed the acquisition of a 100% interest in Joy & Harmony for a cash and stock transaction valued at $18,500,000. The consideration consisted of 544,622 shares of the Company’s common stock and $7,500,000 in cash.

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

On July 6, 2009, Yosen and its subsidiary Zhejiang and Yiwu purchased 100% of Jinhua for RMB 120 million ($17,500,000) in cash.  Zhejiang acquired 90% and Yiwu acquired 10% of the equity interests in Jinhua.

Letong ceased operations in 2011. Yiwu closed all its stores in stores locations in 2012. Jinhua ceased operations in October 2012 and legally dissolved in 2013. Joy & Harmony was legally dissolved in 2013．Sanhe was legally dissolved in 2015. Wang Da closed all its stores in the second quarter 2014. Yosen Trading ceased operation in 2015.

ORGANIZATIONAL CHART

Our corporate structure as of December 31, 2015 is as follows:

ORGANIZATIONAL CHART

* These entities ceased operation in 2011.

** The entity ceased operation in 2012.

*** The entity ceased operation in 2013.

****The entity ceased operation in 2015.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  The Company’s subsidiaries – Wang Da, Yiwu, Zhejiang, Hangzhou Lamapai and Zhejiang Lamapai’s functional currency is the Chinese Renminbi (“RMB”), however, the accompanying consolidated financial statements were translated and presented in United States Dollars (“$”, or “USD”). Yosen is the parent company incorporated on August 20, 1998 under the laws of the State of Nevada. The parent company does not have operations. Its main activities were incurring public company expenses. Yosen pays all its expenses in USD, its functional currency. Capital was incorporated on July 22, 2004 under the laws of the BVI. Capital is a holding company and does not have operations. As a result, we determined its functional currency is USD.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had net loss of $1,164,076 and $1,095,976 for 2015 and 2014, respectively. The Company had accumulated deficit of $49,336,947 as of December 31, 2015. There can be no assurance that the Company will become profitable or that it will survive as a public company. These issues raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Yosen and its wholly owned subsidiaries Capital, Wang Da, Yiwu, Zhejiang, Hangzhou Lamapai and Zhejiang Lamapai collectively referred to as the Company. All material intercompany accounts, transactions and profits were eliminated in consolidation.

Noncontrolling Interest

On September 24, 2015, the Company established Zhejiang Lamapai under the laws of the PRC, the Company owns 71.4% interest in Zhejiang Lamapai. The 28.6% owned by the third parties is presented as noncontrolling interest.

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” which governs the accounting for and reporting of non-controlling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements.

The net income attributed to the NCI is separately designated in the accompanying consolidated statements of income and other comprehensive income (loss). Losses attributable to the NCI in a subsidiary may exceed the NCI’s interests in the subsidiary’s equity. The excess attributable to the NCI is attributed to those interests. The NCI shall continue to attribute its share of losses even if that attribution results in a deficit NCI balance.

Currency Translation

The accounts of Zhejiang, Wang Da, Yiwu, Hangzhou Lamapai and Zhejiang Lamapai were maintained, and its financial statements were expressed RMB. Such financial statements were translated into USD in accordance with FASB ASC Topic 830-10, “Foreign Currency Translation,” with the RMB as the functional currency. According to FASB ASC Topic 830-10, assets and liabilities were translated at the ending exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the year. The resulting translation adjustments are reported as other comprehensive income in accordance with FASB ASC Topic 220, “Reporting Comprehensive Income,” as a component of shareholders’ equity. Transaction gains and losses are reflected in the consolidated statements of operations and comprehensive loss.

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

		Additions
Year	Balance at January 1,	Charged to expenses	Charged to other comprehensive loss	Deductions	Balance at December 31,
2015	$1,000,607	$4,791	$—	$—	$1,005,397
2014	$745,714	$254,892	$—	$—	$1,000,607

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of December 31, 2015 and 2014, inventory consisted entirely of finished goods valued at $758,746 and $1,622,031, respectively.

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

Automotive	5 years
Office Equipment	5 years

As of December 31, 2015 and 2014, property and equipment consisted of the following:

	2015	2014
Automotive	$48,253	$70,232
Office equipment	152,481	186,187
Sub Total	200,733	256,419
Less: accumulated depreciation	(162,029)	(212,134)
Total	$38,704	$44,285

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC Topic 360, “Property, Plant and Equipment” , requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2015 and 2014, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments” , requires that the Company disclose estimated fair values (“FVs”) of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of FV.

Short-term Bank Loans

As of December 31, 2015 and December 31, 2014, short-term loans consisted of the following:

	2015	2014

Bank loan from Bank of Chouzhou, dated July 16, 2014, due on July 15, 2015, with an annual interest rate of 6.9% payable monthly, personally guaranteed by the CEO	$—	$814,531

Bank loan from Bank of Hangzhou, dated September 26, 2014, due on March 24, 2015, with an annual interest rate of 10.0% payable monthly	—	146,616

Bank loan from Bank of Hangzhou, dated July 11, 2013, due on July 8, 2016, with an annual interest rate of 7.38% payable monthly	462,200	—

Bank loan from Bank of Chouzhou, dated July 10, 2015, due on July 8, 2016, with an annual interest rate of 6.0625% payable monthly, personally guaranteed by the CEO	770,333	—

Bank loan from Bank of Chouzhou, dated July 20, 2015, due on July 15, 2016, with an annual interest rate of 6.0625% payable monthly, personally guaranteed by the CEO	1,540,666	—

	$2,773,199	$961,147

Long-term Loans

As of December 31, 2015 and December 31, 2014, long-term loan consisted of the following:

	2015	2014
Bank loan from Bank of Hangzhou, dated July 11, 2013, due on July 8, 2016, with an annual interest rate of 7.38% payable monthly	$—	$488,719
	$—	$488,719

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

The Company records revenues when title and the risk of loss pass to the customer.  Generally, these conditions occur on the date the customer takes delivery of the product.  Revenue is generated from sales of Yosen products through two main revenue streams:

1.	Retail. 88.2% and 96.6% of the Company's revenue came from sales to customers at outlets installed inside department stores etc. (i.e. store in store model) during 2015 and 2014, respectively and is mainly achieved through two broad categories:

a.	Purchase contracts . Sales by purchase contracts have terms of 15-30 days from the transfer of goods to the customer. Under this method, the Company delivers goods to places designated by the customers and receives confirmation of delivery. At that time, ownership and all risks associated to the goods are transferred to the customers and payment is made within 30 days. The Company relieves its inventory and recognizes revenue upon receipt of confirmation from the customer.

b.	Point of sale transfer of ownership . Under this method, the Company’s products are placed in third party stores and sold by the Company’s sales people. Upon purchase of the item by the customer, the Company relieves its inventory and recognizes revenue related to that item.

2.	Wholesale. 11.8% and 3.4% of the Company's revenue came from wholesale during 2015 and 2014, respectively. Recognition of income in wholesales is based on the contract terms. Upon purchase of the item by the customer, the Company relieves its inventory and recognizes revenue related to that item.

Sales revenue is therefore recognized on the following basis:

1.	Store in store:

a.	For goods sold under sales and purchase contracts, revenue is recognized when goods are received by customers.

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

Shipping and Handling Fees

The Company follows FASB ASC 605-45, “Handling Costs, Shipping Costs” .  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of G&A expenses which were $7,765 and $10,504 for 2015 and 2014, respectively.

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

Management Fees Paid to the Department Stores Under “Store in Store” Model

Under the “store in store” business operation model, the Company may pay management fees to the department stores, which are in the form of service charges. The management fees are reflected in G&A expenses. Such management fees were $94,655 and $184,452 in G&A expenses for 2015 and 2014, respectively.

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. There was not any advertising expense for 2015 and 2014, respectively.

Other Income

Other income was $188,749 and $501,367 for the years ended December 31, 2015 and 2014, respectively. Other income consists of the following:

	2015	2014
Commission income from China Unicom	$185,798	$501,302
Miscellaneous	2,950	65
Total other income	$188,748	$501,367

Commission income from China Unicom is related to the sales of China Unicom’s wireless service and products (i.e., rechargeable mobile phone cards).

Other Expense

Other expense was $121,134 and $332,091 for the years ended December 31, 2015 and 2014, respectively. Other expense consists of the following:

	2015	2014
Interest expense	$44,302	$41,767
Cost of providing service for China Unicom	73,706	289,178
Bank fees	1,545	1,146
Miscellaneous	1,563	-
Total other expense	$121,134	$332,091

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

Basic and Diluted Earnings (Loss) per Share

Earnings (loss) per share are calculated in accordance with FASB ASC Topic 260, “Earnings per Share”, Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (losses) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. If convertible shares and stock options are anti-dilutive, the impact of conversion is not included in the diluted net income per share. Excluded from the calculation of diluted earnings per share for 2015 and 2014 were 10,000 options, as they were not dilutive.

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

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The adoption of this ASU did not have a material impact on the Company's results of operations or financial condition.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, "Balance Sheet Classification of Deferred Taxes". The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not anticipate the adoption of this ASU will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

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

Note 4- PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets in 2015 was $512,308, of which $462,200 was used as capital guarantee to apply for tax benefit in Kashi Free Trade Zone on behalf of Zhejiang Lamapai. The capital guarantee will be refunded to the Company when the application process is complete.

Note 5 – NOTES PAYABLE

As of December 31, 2015 and December 31, 2014, notes payable consisted of the following:

	2015	2014
Promissory note issued by Bank of Chouzhou, dated July 16, 2014, due on January 15, 2015, bearing zero interest	$-	$3,013,766
	$-	$3,013,766

Note 6 -COMMON STOCK

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

On September 1, 2015 the Company sold 3,654,229 Units to four investors with each Unit consisting of: (i) one share of common stock, $0.001 par value per share and (ii) a three-year warrant to purchase one share of Common Stock of the Company at an exercise price of US$0.25 per share, for an aggregate total purchase price of $913,557. Pursuant to the agreement, 3,654,229 shares of Common Stock and 3,654,229 Warrant were issued in 2015. The Proceeds from the issuance of shares and warrants were assigned to the respective securities based on relative fair values.

On November 16, 2015, the Company sold 200,926 Units to one investor with each Unit consisting of: (i) one share of common stock, $0.001 par value per share and (ii) a three-year warrant to purchase one share of Common Stock of the Company at an exercise price of US$0.25 per share, for an aggregate total purchase price of $50,232. Pursuant to the agreement, 200,926 shares of Common Stock and 200,926 Warrant were issued in 2015. The Proceeds from the issuance of shares and warrants were assigned to the respective securities based on relative fair values.

Note 7 - STOCK WARRANTS, OPTIONS, AND COMPENSATION

Stock options - Options issued have a ten-year life and were fully vested upon issuance. The option holder has no voting or dividend rights. The grant price was the market price at the date of grant. The Company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the date of grant stock option pricing.

Outstanding options and warrants by exercise price consisted of the following as of December 31, 2015:

Outstanding					Exercisable
Exercise Price	Number of Shares		Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options:
$20.8	10,000		1	$20.8	10,000	$20.8
Warrants:
$0.25	1,850,000	(1)	0.65	$0.25	1,850,000	$0.25
$0.25	3,654,229	(2)	2.75	$0.25	3,654,229	$0.25
$0.25	200,926	(3)	2.9	$0.25	200,926	$0.25

During 2015 and 2014, the Company did not issue any stock options. The 10,000 stock options outstanding as of December 31, 2015 were issued in 2007 to our former director Mr. Kenneth Berents, have a 10 year term and vested immediately upon issuance.

(1) In August 2013, the Company issued stock warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.25 in conjunction with the common stock offering (See Note 5). The stock warrants expire on August 23, 2016. Stock warrants were valued using the Black-Scholes option pricing model. Assumptions used to value the warrants are similar to those used in valuing the stock options as described below.

Term	3 years
Expected volatility	340%
Risk – free interest rate	0.80%
Dividend yield	0%
Weighted-average grant date FV	$0.16

The Company determined the FV of the 2,000,000 warrants was $320,000. As of December 31, 2015, warrants to purchase 150,000 shares of common stock were exercised, 1,850,000 warrants remained outstanding.

(2) On September 1, 2015, the Company issued stock warrants to purchase 3,654,229 shares of common stock at an exercise price of $0.25 in conjunction with the common stock offering (See Note 5). The stock warrants expire on August 31,2018. Stock warrants were valued using the Black-Scholes option pricing model. Assumptions used to value the warrants are similar to those used in valuing the stock options as described below.

Term	3 years
Expected volatility	196%
Risk – free interest rate	1.1%
Dividend yield	0%
Weighted-average grant date FV	$0.324

The Company determined the FV of the 3,654,229 warrants was $1,183,970. As of December 31, 2015, warrants to purchase 3,654,229 shares of common stock remained outstanding.

(3) On November 16, 2015, the Company issued stock warrants to purchase 220,926 shares of common stock at an exercise price of $0.25 in conjunction with the common stock offering (See Note 5). The stock warrants expire on November 15,2018. Stock warrants were valued using the Black-Scholes option pricing model. Assumptions used to value the warrants are similar to those used in valuing the stock options as described below.

Term	3 years
Expected volatility	203%
Risk – free interest rate	1.2%
Dividend yield	0%
Weighted-average grant date FV	$0.405

The Company determined the FV of the 220,926 warrants was $81,375. As of December 31, 2015, warrants to purchase 220,926 shares of common stock remained outstanding.

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

Note 9 - INCOME TAXES

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense or penalties recognized during 2015 and 2014.

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

The US entities, Yosen Group and Yosen Trading are subject to the US federal income tax at a rate of 34%. Yosen Group does not conduct any operations and only incurs public company expenses, such as legal fees, accounting fees, investor relations expenses and filing fees. Yosen Trading conducts international trade and wholesale business. In 2015 and 2014, the US operating subsidiaries incurred a net operating loss of $389,585 and $469,512. As a result, $132,459 and $159,634 of deferred tax assets and valuation allowance was recorded in 2015 and 2014.

The PRC subsidiaries, Sanhe, Wang Da, Yiwu and Zhejiang are subject to the PRC income tax at a rate of 25%. Jinhua was subject to PRC income tax using simplified tax system. In 2015 and 2014, the PRC operating subsidiaries incurred a net operating loss of $774,491 and $626,463. Management believes these subsidiaries will continue to incur losses in the near future due to high market competition, slowing market demand, and rising labor and fuel costs. We believe it is more likely than not that the subsidiaries will not be able to benefit from the deferred tax assets in association with the operating losses. As a result, $263,327 and $156,616 of deferred tax assets and valuation allowance were recorded in 2015 and 2014 for the PRC subsidiaries..

The components of deferred income tax assets and liabilities as of December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets:
U.S. net operating losses	$132,459	$159,634
PRC net operating losses	263,327	156,616
Bad debt	4,791	34,814

Total deferred tax assets	400,577	351,064
Less valuation allowance	(400,577)	(351,064)
	$—	$—

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate is as follows for 2015 and 2014.

	2015	2014
Tax benefit at US Statutory Rate	(34.0)%	(34.0)%
Tax rate difference	7.7%	5.5%
Valuation allowance	26.3%	28.5%
Effective rate	—%	—%

Note 10 - COMMITMENTS

The Company leases office facilities under operating leases that terminate through 2019. Rent expense for 2015 and 2014 was $189,240 and $115,899, respectively.

The future minimum obligations under these agreements are as follows by years as of December 31, 2015:

2016	222,256
2017	214,928
2018	226,186
2019	237,444
Total	$900,813

In 2015, Zhejiang Lamapai also signed contracts to renovate the physical stores of Zhejiang Lamapai. As of December 31, 2015, the capital commitment for these contracts was $486,080.

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

Statutory reserve funds are restricted to offset against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2015 and 2014, the Company had allocated $11,542,623 and $11,542,623 to these non-distributable reserve funds.

Note 12 – DISCONTINUED OPERATIONS

Letong ceased operations in 2011, Yiwu ceased operation in 2013. Wang Da ceased operation in 2014. Yosen Trading ceased operation in 2015. As a result, Letong, Yiwu , Wang Da and Yosen Trading met the conditions to be reported as discontinued operations in the financial statements, and accordingly, the results of operations have been reclassified for all periods to conform to the current period's presentation.

The following table summarizes the assets and liabilities of the discontinued operations as of December 31, 2015 and 2014 included in the Consolidated Balance Sheets:

	2015	2014
Cash	$224,869	$1,401,170
Accounts receivable	137,830	329,866
Prepaid expenses and other receivable	16,884	17,957
Inventories		348,168
Advance to suppliers	—	10,000
Property, plant and equipment	29,237	33,348
Total assets	408,820	2,140,509

Short-term loans	2,310,999	814,531
Notes payable	—	3,013,766
Accounts payable	206,005	230,235
Advance from suppliers	8,829	34,191
Accrued expenses and other payable	64,839	77,611
Total liabilities	2,590,671	4,170,333
Net assets	$(2,181,852)	$(2,029,825)

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations and Comprehensive Loss:

	2015	2014
Sales, net	$644,697	$2,207,677
Cost of sales	(582,121)	(1,844,046)
Gross profit (loss)	62,576	363,621
General and administrative expenses	(376,540)	(453,713)
Loss from discontinued operations	(313,964)	(90,092)
Other income (expenses)	(155,120)	(221,329)
Loss before income taxes	(469,084)	(311,421)
Provision for income taxes	—	—
Net loss from discontinued operations, net of income tax	$(469,084)	$(311,421)

Note 13 - OTHER COMPREHENSIVE INCOME

Other comprehensive income, included in stockholders’ equity for 2015 and 2014, represents foreign currency translation adjustments.

Note 14- CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

Note 15 - MAJOR CUSTOMERS, VENDORS AND CREDIT RISK

During 2015, two customers accounted for 10% or more of our total revenue, representing 43.5% and 21.9% respectively. Two vendors accounted for more than 10% of the Company’s purchases, which represented 18.5% and 17.9% in 2015. As of December 31, 2015, the Company had one customer comprised more than 10% of the Company’s accounts receivable, which represented 60.9%. One vendor comprised more than 10% of the Company accounts payable, which represented 50.1%.

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

Note 16 - SEGMENT INFORMATION

In January 2014, we established Yosen Trading which focuses on international trade and wholesale business. As a result, we had two reportable segments - mobile phones and international trade, disclosed as required by FASB ASC Topic 280, “Segment Reporting.” In 2015, Yosen Trading ceased operation, and the Company established Zhejiang Lamapai for E-commerce business. As a result, we have two reportable segments - mobile phones and E-commerce in 2015.

The following table presents summarized information by segment:

	Year Ended December 31, 2015
	Mobile Phones	E-commerce	Other	Total
Sales, net	$7,300,122	$—	$—	$7,300,122
Cost of sales	(7,321,649)	—	—	(7,321,649)
Gross profit	(21,527)	—	—	(21,527)
Selling, general and administrative expenses	(413,730)	(165,806)	(162,550)	(742,086)
Loss from continuing operations	(435,257)	(165,806)	(162,550)	(742,086)
Other Income (expense)	69,075	65	(519)	68,621
Provision for income taxes	—	—	—	—
Net income (loss) from continuing operations	(366,122)	(165,741)	(163,069)	(694,992)
Net loss from discontinued operations	—	—	(469,084)	(469,084)
Net income (loss)	$(366,122)	$(165,741)	$(632,153)	$(1,164,076)

	Year Ended December 31, 2014
	Mobile Phones	International Trade	Other	Total
Sales, net	$10,902,862	$1,838,189	$—	$12,741,051
Cost of sales	(10,587,048)	(1,481,170)	—	(12,068,218)
Gross profit	315,814	357,019	—	672,833
Selling, general and administrative expenses	(840,212)	(395,248)	(429,658)	(1,665,118)
Loss from continuing operations	(524,398)	(38,229)	(429,658)	(992,285)
Other Income (expense)	170,189	(937)	(688)	168,564
Provision for income taxes	—	—	—	—
Net income (loss) from continuing operations	(354,209)	(39,166)	(430,346)	(823,721)
Net loss from discontinued operations	—	—	(272,255)	(272,255)
Net income (loss)	$(354,209)	$(39,166)	$(702,601)	$(1,095,976)

	December 31, 2015	December 31, 2014
Mobile Phones	$1,542,222	$2,559,845
E-Commerce	1,025,475	—
International Trade	—	658,328
Other	520,317	1,533,499
Total Assets	3,088,014	4,751,672

