Form 10-Q
period 2016-03-31
Yosen Group, Inc.
filed 2016-05-16
CIK 1076784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2016

or

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

As of May 15, 2016, the registrant had 27,719,277 shares of common stock outstanding.

i

ii

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Current assets:
Cash and equivalents	$185,583	$738,611
Accounts receivable, net	93,264	224,787
Inventories	741,959	758,746
Advances to suppliers	239,402	725,104
Advance to related party	59,827	89,754
Prepaid expenses and other current assets	543,549	512,308
Total current assets	1,863,584	3,049,310
Property and equipment, net	566,312	38,704
Other non-current assets	3,120	—
Total assets	$2,433,016	$3,088,014

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Short-term loans	$2,791,607	$2,773,199
Accounts payable	358,298	410,985
Accrued expenses and other payable	86,950	658,920
Advance from customers	19,772	48,133
Income tax payable	860,221	864,844
Total liabilities	$4,116,848	$4,756,081

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized, 29,719,277 and 29,147,682 issued and outstanding as of March 31, 2016 and December 31, 2015	29,719	29,147
Additional paid-in capital	27,949,064	27,806,738
Subscription receivable	(86,211)	(50,000)
Statutory reserve	11,542,623	11,542,623
Other comprehensive income	8,033,339	8,048,781
Accumulated deficit	(49,515,074)	(49,336,947)
Total Yosen Group's stockholders’ deficit	(2,046,540)	(1,959,658)
Noncontrolling interest	362,708	291,591
Accumulated deficit	(1,683,832)	(1,668,067)
Total liabilities and stockholders’ deficit	$2,433,016	$3,088,014

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED MARCH 31, 2016 and 2015 (UNAUDITED)

	2016	2015
Net sales	$1,872,440	$2,414,435
Cost of sales	1,848,800	2,372,170
Gross profit	23,640	42,265
Selling, general and administrative expenses	196,484	218,577
Loss from continuing operations	(172,844)	(176,312)
Other (income) expense
Interest income	(229)	—
Other income	(20,811)	(58,891)
Other expense	19,869	27,209
Total other income	(1,171)	(31,959)

Loss from continuing operations before income taxes	(171,673)	(144,353)
Provision for income taxes	—	—
Net loss from continuing operations	(171,673)	(144,353)
Net loss from discontinued operations, net of income taxes	(43,048)	(114,530)
Net loss including noncontrolling interest	(214,721)	(258,883)

Net loss attributable to noncontrolling interest	(36,594)	—

Net loss attributable to Yosen Group	(178,127)	(258,883)

Other comprehensive items:
Foreign currency translation gain attributable to Yosen Group	(12,344)	(11,387)
Foreign currency translation gain attributable to noncontrolling interest	(3,098)	—

Comprehensive loss attributable to Yosen Group	$(190,471)	$(270,270)
Comprehensive loss attributable to noncontrolling interest	$(39,692)	$—

Basic and diluted loss per share:
Continuing operations	—	—
Discontinued operations	—	—
Net loss per share	$—	$—

Weighted average shares outstanding:
Basic	29,235,620	25,292,527
Diluted	31,242,976	25,857,805

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2016 and 2015 (UNAUDITED)

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(214,721)	$(258,883)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,552	2,639
Stock based compensation	—	87,500
(Increase) decrease in assets:
Accounts receivable	131,068	(20,518)
Inventories	21,518	247,356
Prepaid expenses and other current assets	29,990	6,657
Advance to suppliers	453,064	579,991
Increase (decrease) in current liabilities:
Accounts payable	(53,291)	(56,233)
Accrued expenses	(570,112)	(63,003)
Advance from related party	—	(477,047)
Advance from customer	(28,317)	2,979
Income tax payable	(10,219)	12,760
Net cash provided by (used in) operating activities	(239,468)	64,198

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(59,810)	—
Construction in progress	(461,896)	—

Net cash used in investing activities	(521,706)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equity financing	214,398	—
Advance to related party	30,095	—
Repayment of short-term loan	—	(146,680)
Repayment of notes payable	—	(1,385,312)
Net cash provided by (used in) financing activities	244,493	(1,531,992)

Effect of exchange rate changes on cash and equivalents	(36,347)	309

Net decrease in cash	(553,028)	(1,467,485)
Cash and equivalents, beginning of period	738,611	1,557,586
Cash and equivalents, end of period	$185,583	$90,101

Supplemental disclosure of cash flow information:
Interest paid	$40,433	$90,332
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015 (UNAUDITED)

Note 1 - ORGANIZATION

Yosen Group, Inc. (the “Company” or “Yosen”) was incorporated on August 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited (“Capital”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang YongXin Digital Technology Company Limited (“Zhejiang”), Yiwu YongXin Communication Limited (“Yiwu”), Hangzhou Wang Da Electronics Company Limited (“Wang Da”), Hangzhou Sanhe Electronic Technology, Limited (“Sanhe”), and Shanghai Joy & Harmony Electronic Development Company Limited (“Joy & Harmony”) were incorporated under the laws of the Peoples Republic of China (“PRC” or “China”) on July 11, 2005, July 18, 1997, March 30, 1998, April 12, 2004, and August 25, 2003, respectively. Zhejiang set up a new operating entity, Hangzhou Letong Digital Technology Co., Ltd. (“Letong”) on March 10, 2009. On July 6, 2009, Zhejiang and Yiwu acquired Jinhua. Jinhua was incorporated under the laws of the PRC on December 27, 2001. On January 6, 2014 the Company established Yosen Trading Inc. (“Yosen Trading”), its wholly owned US based subsidiary in New York. On April 23, 2015, the Company established a wholly owned subsidiary Hangzhou Yongxin Lamapai E-commerce Co., Ltd (“Lamapai entities”). On September 24, 2015, Hangzhou Lamapai established a new company Zhejiang Yongxin Lamapai E-commerce Co., Ltd (“Zhejiang Lamapai”). In 2016, Zhejiang Lamapai established Ningbo Yongxin Lamapaid E-commerce Co. Ltd ("Ningbo") and Hangzhou Saizhuo brand management Co., Ltd ("Saizhuo"). Hangzhou Lamaipai, Zhejiang Lamapai, Saizhuo and Ningbo are collectively referred as Lamapai entities ("Lamapai entities"). The Company invested RMB 6,693,540 to Zhejiang Lamapai. As a result of the investment, the Company owns 68.3% of Zhejiang Lamapai as of March 31, 2016.

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

Letong ceased operations in 2011. Yiwu closed all its stores in stores locations in 2012. Jinhua ceased operations in October 2012 and legally dissolved in 2013. Joy & Harmony was legally dissolved in 2013. Sanhe was legally dissolved in 2015. Wang Da closed all its stores in the second quarter 2014. Yosen Trading ceased operation in 2015.

4

ORGANIZATIONAL CHART

Our corporate structure as of March 31, 2016 is as follows:

* These entities ceased operation during 2011.

** These entities ceased operation during 2012.

*** This entity ceased operation during 2015.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  The Company’s subsidiaries – Wang Da, Yiwu, Zhejiang and Lamapai entities’ functional currency is the Chinese Renminbi (“RMB”), however, the accompanying consolidated financial statements were translated and presented in United States Dollars (“$”, or “USD”). Yosen is the parent company incorporated on August 20, 1998 under the laws of the State of Nevada. The parent company does not have operations. Its main activities were incurring public company expenses. Yosen pays all its expenses in USD, its functional currency. Capital was incorporated on July 22, 2004 under the laws of the BVI. Capital is a holding company and does not have operations. As a result, we determined its functional currency is USD.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company realized net loss of $(214,721) for the three months ended March 31, 2016. The Company had accumulated deficit of $49,515,074 as of March 31, 2016. There can be no assurance that the Company will become profitable or that it will survive as a public company. These issues raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Yosen and its wholly owned subsidiaries Capital, Yosen Trading, Wang Da, Yiwu, Zhejiang, Hangzhou Lamapai, Zhejiang Lamapai, Saizhuo and Ningbo collectively referred to as the Company. All material intercompany accounts, transactions and profits were eliminated in consolidation.

Noncontrolling Interest

As of March 31, 2016, the Company invested RMB 6,193,541($970,476) in Zhejiang Lamapai and owns 68.3% interest in Zhejiang Lamapai. The 31.7% owned by the third parties is presented as noncontrolling interest.

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

Currency Translation

The accounts of Zhejiang, Wang Da, Yiwu, Lamapai entities were maintained, and its financial statements were expressed RMB. Such financial statements were translated into USD in accordance with FASB ASC Topic 830-10, “Foreign Currency Translation,” with the RMB as the functional currency. According to FASB ASC Topic 830-10, assets and liabilities were translated at the ending exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the year. The resulting translation adjustments are reported as other comprehensive income in accordance with FASB ASC Topic 220, “Reporting Comprehensive Income,” as a component of shareholders’ equity. Transaction gains and losses are reflected in the consolidated statements of operations and comprehensive loss.

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

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts was $984,379 (unaudited) and $975,321 as of March 31, 2016 and December 31, 2015, respectively.

Inventories, net

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of March 31, 2016 and December 31, 2015, inventory consisted entirely of finished goods.

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

Automotive	5 years
Office Equipment	5 years

As of March 31, 2016 and December 31, 2015, property and equipment consisted of the following:

	March 31, 2016	December 31, 2015
	(Unaudited)
Automotive	$48,536	$48,253
Office equipment	149,034	152,481
Plant and equipment	64,946	200,733
Construction in progress	468,456	—
Subtotal	730,971	200,733
Less: accumulated depreciation	(164,659)	(162,029)
Total	$566,312	$38,704

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360, “Property, Plant and Equipment,” which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2016 (unaudited) and December 31, 2015, there were no significant impairments of its long-lived assets.

Construction in progress was the costs advanced to contractors and vendors to design, remodel and construct two new customer experience stores for Zhejiang Lamapai, in Hangzhou and Yiwu. As of March 31, 2016, construction in progress was $468,456. We estimate the total budget to complete the store build up will be $884,091. The Company is expected to spend additional $415,635 until completion, which will prepare the two stores for grand opening in May and June 2016, respectively.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires the Company disclose estimated fair values (“FVs”) of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of FV.

Short-term Loans

As of March 31, 2016 and December 31, 2015, short-term loans consisted of the following:

	2016	2015
Bank loan from Bank of Hangzhou, dated July 11, 2013, due on July 8, 2016, with interest rate of 7.38% payable monthly	465,268	462,200

Bank loan from Bank of Chouzhou, dated July 10, 2015, due on July 8, 2016, with interest rate of 6.0625% payable monthly, personally guaranteed by the CEO	775,446	770,333

Bank loan from Bank of Chouzhou, dated July 20, 2015, due on July 15, 2016, with interest rate of 6.0625% payable monthly, personally guaranteed by the CEO	1,550,893	1,540,666
	$2,791,607	$2,773,199

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

The Company records revenues when title and the risk of loss pass to the customer.  Generally, these conditions occur on the date the customer takes delivery of the product.  Revenue is generated from sales of Yosen products through two main revenue streams:

1.	91.1% and 92.9% of the Company's revenue came from sales to customers at outlets installed inside department stores etc. (i.e. store in store model) during the three months ended March 31, 2016 and 2015, respectively and is mainly achieved through two broad categories:

a.	Purchase contracts . Sales by purchase contracts have terms of 15-30 days from the transfer of goods to the customer. Under this method, the Company delivers goods to places designated by the customers and receives confirmation of delivery. At that time, ownership and all risks associated to the goods are transferred to the customers and payment is made within 30 days. The Company relieves its inventory and recognizes revenue upon receipt of confirmation from the customer.

b.	Point of sale transfer of ownership . Under this method, the Company’s products are placed in third party stores and sold by the Company’s sales people. Upon purchase of the item by the customer, the Company relieves its inventory and recognizes revenue related to that item.

2.	Wholesale. 8.9% and 7.1% of the Company's revenue came from wholesale during during the three months ended March 31,2016 and 2015, respectively. Recognition of income in wholesales is based on the contract terms. Upon purchase of the item by the customer, the Company relieves its inventory and recognizes revenue related to that item.

Sales revenue is therefore recognized on the following basis:

1.	Store in store:

a.	For goods sold under sales and purchase contracts, revenue is recognized when goods are received by customers.

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

Shipping and Handling Fees

The Company follows FASB ASC Sub-topic 605-45, “Handling Costs, Shipping Costs”.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of G&A expenses which were $793 and $2,889 for the three months ended March 31, 2016 and 2015, respectively.

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

Management Fees Paid to the Department Stores Under “Store in Store” Model

Under the “store in store” business operation model, the Company may pay management fees to the department stores, which are in the form of service charges. The management fees are reflected in general and administrative expenses. Such management fees were $16,298 and $39,478 in general and administrative expenses for the three months ended March 31, 2016 and 2015, respectively.

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. There was no advertising expense for the three months ended March 31, 2016 and 2015, respectively.

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

Basic and Diluted Earnings (Loss) per Share

Loss per share is calculated in accordance with FASB ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (losses) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. If convertible shares and stock options are anti-dilutive, the impact of conversion is not included in the diluted net income (loss) per share. Excluded from the calculation of diluted earnings (loss) per share for the three months ended March 31, 2016 and 2015 were 10,000 options, as they were not dilutive.

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

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company operated in two segments in the first quarter of 2016 through Zhejiang and Lamapai entities.: mobile phones and E-commerce business (see Note 15).

Recent Accounting Pronouncements

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

In November 2015, the FASB issued an ASU amending the accounting for income taxes and requiring all deferred tax assets and liabilities to be classified as non-current on the consolidated balance sheets. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The ASU may be adopted either prospectively or retrospectively. The Company does not anticipate the adoption of this ASU will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In February 2016, the FASB issued an ASU amending the accounting for leases. The new guidance requires the recognition of lease assets and liabilities for operating leases with terms of more than 12 months, in addition to those currently recorded, on our consolidated balance sheets. Presentation of leases within the consolidated statements of operations and consolidated statements of cash flows will be generally consistent with the current lease accounting guidance. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of the ASU; however, we expect the ASU will have a material impact on our consolidated financial statements, primarily to the consolidated balance sheets and related disclosures.

In March 2016, the FASB issued an ASU amending the accounting for stock-based compensation and requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of the ASU; however, we expect the ASU will have a material impact on our consolidated financial statements.

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

Note 4 -COMMON STOCK

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

On September 1, 2015, the Company sold 3,654,229 Units to four investors with each Unit consisting of: (i) one share of common stock, $0.001 par value per share and (ii) a three-year warrant to purchase one share of Common Stock of the Company at an exercise price of US$0.25 per share, for an aggregate total purchase price of $913,557. Pursuant to the agreement, 3,654,229 shares of Common Stock and 3,654,229 Warrant were issued in 2015. The Proceeds from the issuance of shares and warrants were assigned to the respective securities based on relative fair values.

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

On March 18, 2016, the Company sold 571,595 Units to two investors with each Unit consisting of: (i) one share of common stock, $0.001 par value per share and (ii) a three-year warrant to purchase one share of Common Stock of the Company at an exercise price of US$0.25 per share, for an aggregate total purchase price of $142,898. Pursuant to the agreement, 571,595 shares of Common Stock and 571,595 Warrant were issued in 2016. The Proceeds from the issuance of shares and warrants were assigned to the respective securities based on relative fair values.

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

Outstanding options and warrants by exercise price consisted of the following as of March 31, 2016:

Outstanding					Exercisable
Exercise Price	Number of Shares		Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighed Average Exercise Price
Options:
$20.80	10,000		0.75	$20.80	10,000	$20.80

$0.25	1,850,000	(1)	0.40	$0.25	1,850,000	$0.25
$0.25	3,654,229	(2)	2.50	$0.25	3,654,229	$0.25
$0.25	200,926	(3)	2.65	$0.25	200,926	$0.25
$0.25	571,595	(4)	2.85	$0.25	571,595	$0.25

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

The Company determined the FV of the 2,000,000 warrants was $320,000. As of March 31, 2016, warrants to purchase 150,000 shares of common stock were exercised, 1,850,000 warrants remained outstanding. These warrants were plain vanilla warrants and were classified as equity.

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

The Company determined the FV of the 3,654,229 warrants was $1,183,970. As of March 31, 2016, warrants to purchase 3,654,229 shares of common stock remained outstanding. These warrants were plain vanilla warrants and were classified as equity.

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

The Company determined the FV of the 220,926 warrants was $81,375. As of March 31, 2016, warrants to purchase 220,926 shares of common stock remained outstanding. These warrants were plain vanilla warrants and were classified as equity.

(4) On March 18, 2016, the Company issued stock warrants to purchase 571,595 shares of common stock at an exercise price of $0.25 in conjunction with the common stock offering (See Note 5). The stock warrants expire on March 17, 2019. Stock warrants were valued using the Black-Scholes option pricing model. Assumptions used to value the warrants are similar to those used in valuing the stock options as described below.

Term	3 years
Expected volatility	178%
Risk – free interest rate	1.0%
Dividend yield	0%
Weighted-average grant date FV	$0.362

The Company determined the FV of the 571,595 warrants was $206,917. As of March 31, 2016, warrants to purchase 571,595 shares of common stock remained outstanding. These warrants were plain vanilla warrants and were classified as equity.

 Note 6 - INCOME TAXES

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense or penalties recognized during the three months ended March 31, 2016 and 2015.

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

The US operating entity Yosen Group is subject to the US federal income tax at a rate of 34%. Yosen Group does not conduct any operations and only incurs public company expenses, such as legal fees, accounting fees, investor relations expenses and filing fees. In the three months ended March 31, 2016, the US operating subsidiaries incurred a net operating loss of $1,133. As a result, $385 of deferred tax assets and valuation allowance was recorded.

The PRC operating subsidiaries, Zhejiang and Lamapai entities are subject to the PRC income tax at a rate of 25%. In the three months ended March 31, 2016, Zhejiang incurred a net operating loss of $55,248. Management believes it is more likely than not that the subsidiaries will not be able to benefit from the deferred tax assets in association with the operating losses. As a result, $13,812 of deferred tax assets and valuation allowance were recorded in the three months ended March 31, 2016.

The components of deferred tax assets and liabilities as of March 31, 2016 (unaudited) and December 31, 2015 were as follows:

	2016	2015
Deferred tax assets:	(Unaudited)
U.S. net operating losses	$385	$132,459
PRC net operating losses	13,812	263,327
Bad debt	9,058	4,791
Total deferred tax assets	23,255	400,577
Less valuation allowance	(23,255)	(400,577)
	$—	$—

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate for the three months ended March 31, 2016 and 2015 is as follows:

	2016	2015
Tax (Credit) at US Statutory Rate	(34.0)%	(34.0)%
Tax rate difference	8.9%	6.0%
Valuation allowance	25.1%	28.0%
Effective rate	—%	—%

Note 7 - COMMITMENTS

The Company leases office facilities under operating leases that terminate through 2019. Rent expense for the three months ended March 31, 2016 and 2015 was $55,150 and $4,889, respectively.

The future minimum obligations under these agreements are as follows by years as of March 31, 2016:

2016	216,365
2017	216,354
2018	227,687
2019	239,020
Total	$899,426

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

Statutory reserve funds are restricted to offset against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2016, the Company had allocated $11,542,623 and $11,542,623 to these non-distributable reserve funds.

Note 9 – DISCONTINUED OPERATIONS

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

The following table summarizes the assets and liabilities of the discontinued operations as of March 31, 2016 and December 31, 2015 included in the Consolidated Balance Sheets:

	2016	2015
Cash	$89,383	$224,869

Accounts receivable	79,835	137,830
Prepaid expenses and other receivable	13,717	16,884
Property, plant and equipment	28,710	29,237
Total assets	211,645	408,820

Short-term loans	2,326,339	2,310,999
Accounts payable	206,005	206,005
Advance from suppliers	10,454	8,829
Accrued expenses and other payable	482	64,839
Total liabilities	2,543,280	2,590,671
Net assets	$(2,331,635)	$(2,181,852)

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2016 and 2015:

	2016	2015
Sales, net	$—	$126,460
Cost of sales	—	120,604
Gross profit (loss)	—	5,856
General and administrative expenses	(15,271)	(50,015)
Loss from discontinued operations	(15,271)	(44,159)
Other income (expenses)	(27,777)	(70,372)
Loss before income taxes	(43,048)	(114,531)
Provision for income taxes	—	—
Net loss from discontinued operations, net of income tax	$(43,048)	$(114,531)

Note 10- OTHER COMPREHENSIVE INCOME

Other comprehensive income as included in stockholders’ deficit for the three months ended March 31, 2016 and 2015, represents foreign currency translation adjustment.

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

Note 12 - MAJOR CUSTOMERS, VENDORS AND CREDIT RISK

During the three months ended March 31, 2016, two customers accounted for more than 10% of the Company’s sales, representing 58.0% and 23.3%. As of March 31, 2016, one customer comprised more than 10% of the Company’s accounts receivable, representing 84.7% of the Company's accounts receivable. One vendor comprised more than 10% of the Company’s accounts payable, representing 18.1% of the Company’s accounts payable. During the three months ended March 31, 2015, two customers accounted for more than 10% of the Company’s sales, representing 53.2% and 13.0%. As of March 31, 2015, two customers comprised more than 10% of the Company’s accounts receivable, representing 64.1% and 21.8%, respectively. Two vendors comprised more than 10% of the Company’s accounts payable, representing 77.7% and 12.4% of the Company’s accounts payable.

Note 13 - SEGMENT INFORMATION

Zhejiang focuses on selling Samsung and Apple and other brand name mobile phones in PRC. In September 2015, the Company established Hangzhou Lamapai and Zhejiang Lamapai for cross border E-commerce business. In 2016, Hangzhou Lamapai established Saizhuo and Ningbo, which did not start operation as of March 31, 2016. Hangzhou Lamapai, Zhejiang Lamapai, Saizhuo and Ningbo collectively are referred as Lamapai entities. Lamapai entities are the operating entities for the Company's E-commerce business. As a result, we have two reportable segments - mobile phones and E-commerce in the first quarter of 2016.

The following table presents summarized information by segment:

	Three Months March 31, 2016
	Mobile Phones	E-Commerce Business	Other	Total
Sales, net	$1,872,440	$—	$—	$1,872,440
Cost of sales	(1,848,800)	—	—	(1,848,800)
Gross profit	23,640	—	—	23,640
Selling, general and administrative expenses	(80,305)	(115,338)	(841)	(196,484)
Loss from continuing operations	(56,665)	(115,338)	(841)	(172,844)
Other Income (expense)	1,417	46	(292)	1,171
Provision for income taxes	—	—	—	—
Net income (loss) from continuing operations	(55,248)	(115,292)	(1,133)	(171,673)
Net loss from discontinued operations		—	—	(43,078)
Net income (loss)	$(55,248)	$(115,292)	$(1,133)	$(214,751)

	March 31, 2016	December 31, 2015
Mobile Phones	$1,060,904	$1,542,222
E-commerce	1,200,947	—
Other	171,165	1,545,792
Total Assets	2,433,016	3,088,014

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

On April 23, 2015, the Company established a wholly owned subsidiary Hangzhou Yongxin Lamapai E-commerce Co., Ltd (“Hangzhou Lamapai”). On September 24, 2015, Hangzhou Lamapai established a new company Zhejiang Yongxin Lamapai E-commerce Co., Ltd (“Zhejiang Lamapai”). In the first quarter of 2016, Zhejiang Lamapai established two new companies Ningbo Yongxin Lamapai E-commerce Co. Ltd ("Ningbo") and Hangzhou Saizhuo brand management Co., Ltd ("Saizhuo"). Hangzhou Lamapai, Zhejiang Lamapai, Saizhuo and Ningbo, collectively are referred as Lamapai entities ("Lamapai entities"). The Company invested RMB6,193,541 to Zhejiang Lamapai. As a result of the investment, the Company owns 68.3% of Zhejiang Lamapai as of March 31, 2016.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Reportable Operating Segments

Our subsidiary Zhejiang invested RMB 6,193,541 to Zhejiang Lamapai. As of March 31, 2016, the Company owns 68.3% of equity interest in Zhejiang Lamapai. As a result, we had two reportable segments: mobile phones through Zhejiang and E-commerce through Zhejiang Lamapai.

a)	Mobile phones
b)	E-commerce

a)	Mobile phones

Zhejiang focuses on distribution of Samsung and Apple brand products.

	Year Ended March 31,
Zhejiang	2016	2015	Percentage Change
Revenue	$1,872,440	$2,414,435	(22.4)%
Gross Profit	23,640	42,265	(44.1)%
Profit Margin	1.3%	1.8%	(0.51)%
Operating (Loss)	(56,665)	(88,811)	(36.2)%

For the three months ended March 31, 2016, mobile phones segment generated revenue of $1,872,440, a decrease of $541,995 or 22.4% compared to $2,414,435 for the three months ended March 31, 2015. The decrease in revenue was primarily due to Zhejiang closed 16 stores in 2015 and 1 store in the first quarter 2016.

Gross profit decreased $18,625 or 44.1% from $42,265 for the three months ended March 31, 2015 to $23,640 for the three months ended March 31, 2016. Profit margin decreased from 1.8% in the three months ended March 31, 2015 to 1.3% in the three months ended March 31, 2015, a decrease of 0.5%.  The decrease in gross profit was a result of the decrease in sales.

Operating loss was $56,665 for the three months ended March 31, 2016, an decrease of $32,146 or 36.2% compared to $88,811 for the three months ended March 31, 2015. The decrease in operating losses was primarily due to closing of store in stores to cut losses and control on general and administrative expenses.

b)	E-commerce

Zhejiang Lamapai is engaged in cross-border online to offline (“O2O”) distribution. Lamapai entities distribute a variety of imported products including but not limited to Digital products, baby products, health nutrition and frozen food and etc. Lamapai entities sell the products through its online store, applications on mobile devices and also in physical stores. As of March 31, 2016, no Lamapai stores were open to customers. The first Lamapai store opened in the end of April 2016 in Yiwu City. We expect the second store to open in May 2016.

Total Company

Net Sales

Net sales for the three months ended March 31, 2016 was $1,872,440, a decrease of $541,995 or 22.4% compared to $2,414,435 for the three months ended March 31, 2015. The decrease was attributable to Zhejiang closing 16 stores in 2015 and 1 store in the first quarter 2016.

Percentage of Sales

In the first quarter 2016, the Company earned 91.1% of its sales from its retail and 8.9% from its wholesale operations compared to 92.9% from retail and 7.1% from wholesale in the first quarter 2015.

Percentage of sales from retail and wholesale operations for each segment is as follows in the first quarter 2016:

	2016	2015	Change
Retail	91.1%	92.9%	(1.8)%
Wholesale	8.9%	7.1%	1.8%

Cost of Sales

Cost of sales (“COS”) for the three months ended March 31, 2016 was $1,848,800 compared to 2,372,170 for the three months ended March 31, 2015, a decrease of $523,370 or 22.1%. The decreased COS for the three months was a result of the decrease in sales from the comparable period.

Gross Profit

Gross profit for the three months ended March 31, 2016 was $23,640 compared to $42,265 for the three months ended March 31, 2015, a decrease of 44.1%. The decreased gross profit for the three months was due to increased unit cost of mobile phones.

Profit Margin

Profit margin for the three months ended March 31, 2016 was 1.3% compared 1.8% for the three months ended March 31, 2015. The profit margin decrease was mainly attributed to the lower profit margin in mobile phones.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A”) expenses for the three months ended March 31, 2016 were $196,484 or 10.1% of net sales, compared to $218,577 or 10.5% of net sales for the three months ended March 31, 2015, a decrease of 0.4% of sales. The SG&A expenses for the first quarter 2016 remained flat compared to the same period in 2015.

Operating Loss from Continuing Operations

Operating loss for the three months ended March 31, 2016 was $172,844 compared to $176,312 for the three months ended March 31, 2015, an decrease of 2.0%. The decrease in operating losses was primarily due to closing of store in stores to cut losses and control on general and administrative expenses.

Other (Income) Expense

Other income for the three months ended March 31, 2016 was $20,811 compared to $58,891 for 2015. Other expense for the three months ended March 31, 2016 was $19,869 compared to $27,209 for 2015. Other income in for the three months ended March 31, 2016 and 2015 consists primarily of commission income from China Unicom related to sales of China Unicom’s wireless service and products. Other expense consists primarily costs to generate commission income. Total other income was $1,171 including $229 interest income for the three months ended March 31, 2016 compared to $31,959 for same period in 2015.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2016 and 2015 were $0 due to losses incurred by both Zhejiang and Lamapai entities.

Net Loss from Continuing Operations

Net loss from continuing operations was $171,673 or (9.2)% of net sales for the three months ended March 31, 2016 compared to $144,353 or (6.0)% of net sales for the three months ended March 31, 2015, an increase of 18.9%. Decreased sales, lower gross profit and additional expenses incurred by Lamapai were the key factors for the decrease in net income from continuing operations during the three months ended March 31, 2016 compared to 2015.

Net Loss from Discontinued Operations, net of taxes

Net loss from discontinued operations for the three months ended March 31, 2016 was $43,048 compared to $114,530 for 2015, a decrease of $71,482.

Net Loss including noncontrolling interest

Net Loss including noncontrolling interest was $214,721 for the three months ended March 31, 2016 compared $258,883 for the three months ended March 31, 2015. The decrease in net loss was due to Yiwu having lower net losses in the first quarter 2016.

Net loss attributable to noncontrolling interest

Net loss attributable to noncontrolling interest was $36,594 in the first quarter 2016 and $0 in 2015. Net loss attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-Yosen ownership interests in Yosen's consolidated entities - Zhejiang Lamapai, Hangzhou Lamapai, Saizhuo and Ningbo.

Net loss attributable to Yosen Group

Net loss attributable to Yosen Group was $178,127 in the first quarter of 2016 compared to $258,883 in the first quarter of 2015, a decrease of $80,756. The decrease in net loss attributable to Yosen Group was primarily due to Zhejiang's cutting operating expenses to reduce loss.

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

	Three Months Ended March 31,
	2016	2015
RMB/$ exchange rate at period end	0.1551	0.1637
Average RMB/$ exchange rate for the periods	0.1529	0.1630

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated results of operations. As a result of the translation, Yosen recorded a foreign currency loss of $12,344 in the first quarter 2016 and $11,387 in the same period of 2015, which is a separate line item on the Statements of Operations and Comprehensive Loss.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations. Cash and equivalents were $185,583 at March 31, 2016, compared to $738,611 at December 31, 2015.

Our cash flows for the three month periods are summarized as follows:

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in) operating activities	$(239,468)	$64,198
Net cash used in investing activities	(521,706)	$—
Net cash provided by (used in) financing activities	244,493	(1,531,992)
Effect of exchange rate change on cash and equivalents	(36,347)	309
Net decrease in cash and equivalents	(553,028)	(1,467,485)
Cash and equivalents at beginning of period	738,611	1,557,586
Cash and equivalents at end of period	$185,583	$90,101

Operating Activities

Net cash used in operating activities was $239,468 for the three months ended March 31, 2016 compared to $64,198 provided by operating activities for the three months ended March 31, 2015, a 473.0% decrease.  Net cash used in operating activities was mainly attributable to several factors, including (i) a decrease in accrued expenses of $570,112; (ii)decrease in accounts payable of $53,291 and (iii) decrease in advance from customers of $28,317, offset by the decrease in advance to suppliers of $453,064 and accounts receivable of $131,068, add back of stock compensation of 1,552.

	Three Months Ended March 31,
	2016	2015	Percentage Change

Sales, Net	$1,872,440	$2,414,435	(22.4)%

Accounts receivable	$93,264	$224,787	(58.5)%

Accounts receivable decreased 58.5% in the first quarter of 2016 while sales decreased 22.4%. Management monitors and periodically assesses the collectability of accounts receivable to ensure the allowance for bad debts account is reasonably estimated. Collection of accounts receivable is based on the terms of legal binding documents. Our accounts receivable department has periodically reviewed the allowance for doubtful accounts. The bad debts allowance is based on the aging of receivables, credit history and credit quality of the customers, the term of the contracts as well as the balance outstanding. If an account receivable item is considered probable to be uncollectible, it will be charged to bad debts immediately.

Investing Activities

	Three Months Ended March 31,
	2016	2015
Net cash used in investing activities	$(521,706)	$—

Net cash used in investing activities in the three months ended March 31, 2016 and 2015 was $521,706 and $0. The investment activities in the three months ended March 31, 2016 were mainly attributed to construction of new customer experience store for Zhejiang Lamapai.

Financing Activities

The Company received $214,398 from equity financing in the first quarter 2016. The Company had an advance to related party of $59,827 as of March 31, 2016 compared to $89,754 on March 31, 2015.

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in ) financing activities	$244,493	$(1,531,992)

Net decrease in Cash and Equivalents

	Three Months Ended March 31,
	2016	2015
Net decrease in cash and equivalents	$(553,028)	$(1,467,485)

Cash and Equivalents

	March 31,
	2016	2015
Cash and equivalents	$185,583	$90,101

Cash and equivalents as of March 31, 2016 and December 31, 2015 were solely bank accounts in US and China. Specifically, cash and equivalents for each subsidiary as of March 31, 2016 and December 31, 2015 included:

Name of Entity	Region	Currency	March 31, 2016	December 31, 2015
Yosen Group	US entity	USD	34,351	111,498
Capital	BVI entity	USD	—	—
Yosen Trading	US entity	USD	76,620	220,225
Zhejiang	Chinese entity	RMB	90,536	74,768
Yiwu	Chinese entity	RMB	71,523	4,948
Wang Da	Chinese entity	RMB	10,773	25,194
Zhejiang Lamapai	Chinese entity	RMB	308,258	2,536,078
Hangzhou Lamapai	Chinese entity	RMB	—	—
Saizhuo	Chinese entity	RMB	—	—
Ningbo	Chinese entity	RMB	—	—

Cash equivalents held in the PRC subsidiaries are not freely transferrable outside the country. The amounts not freely transferable as of March 31, 2016 and December 31, 2015 were RMB 481,090 ($74,612) (unaudited) and RMB2,640,989 ($406,888).

Capital Expenditures

We had capital expenditure of $521,706 for the first three months of 2016 mainly attributable to the construction of new customer experience store for Zhejiang Lamapai.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures as of March 31, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal controls identified in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of 2016 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, however, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.

Item 1A. Risk Factors.

There have been no material changes from the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for its year ended December 31, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibit No.	Document Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101	The following financial statements from China 3C Group’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2016 formatted in XBRL (extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Operations and Comprehensive Loss (unaudited); (iii) the Consolidated Statements of Cash Flows (unaudited); and, (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOSEN GROUP, INC.

Date: May 16, 2016	By:	/s/ Zhenggang Wang
Name: Zhenggang Wang
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 16, 2016	By:	/s/ Weiping Wang
Name: Weiping Wang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

