Form 10-Q
period 2016-06-30
Yosen Group, Inc.
filed 2016-08-15
CIK 1076784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2016

or

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

Yes  ☐  No  ☒

As of August 15, 2016, the registrant had 29,719,277 shares of common stock outstanding.

i

ii

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Current assets:
Cash and equivalents	$309,071	$738,611
Accounts receivable, net	11,373	224,787
Inventories	1,230,385	758,746
Advances to suppliers	365,479	725,104
Advance to related party	—	89,754
Prepaid expenses and other current assets	175,686	512,308
Total current assets	2,091,994	3,049,310
Property and equipment, net	621,799	38,704
Intangible asset	16,030	—
Other non-current assets	41,328	—
Total assets	$2,771,151	$3,088,014

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Short-term loans	$2,867,146	$2,773,199
Accounts payable	987,109	410,985
Accrued expenses and other payable	87,003	658,920
Advance from customers	55,882	48,133
Advance from related party	16,311	—
Income tax payable	727,518	864,844
Total liabilities	$4,740,969	$4,756,081

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized, 29,719,277 and 29,147,682 issued and outstanding as of June 30, 2016 and December 31, 2015	29,719	29,147
Additional paid-in capital	27,949,064	27,806,738
Subscription receivable	(50,000)	(50,000)
Statutory reserve	11,542,623	11,542,623
Other comprehensive income	8,084,102	8,048,781
Accumulated deficit	(49,843,187)	(49,336,947)
Total Yosen Group's stockholders’ deficit	(2,287,679)	(1,959,658)
Noncontrolling interest	317,861	291,591
Accumulated deficit	(1,969,818)	(1,668,067)
Total liabilities and stockholders’ deficit	$2,771,151	$3,088,014

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

SIX MONTHS ENDED JUNE 30, 2016 and 2015 (UNAUDITED)

	2016	2015
Net sales	$3,076,526	$4,129,787
Cost of sales	3,000,457	3,974,011
Gross profit	76,069	155,776
Selling, general and administrative expenses	614,497	363,280
Loss from continuing operations	(538,428)	(207,504)
Other (income) expense
Interest income	(395)	(303)
Other income	(1,229)	(2,446)
Other expense	19,721	28,900
Total other income	18,097	26,151

Loss from continuing operations before income taxes	(556,525)	(233,655)
Provision for income taxes	—	—
Net loss from continuing operations	(556,525)	(233,655)
Net loss from discontinued operations, net of income taxes	(80,414)	(247,870)
Net loss including noncontrolling interest	(636,939)	(481,525)

Net loss attributable to noncontrolling interest	(130,699)	—

Net loss attributable to Yosen Group	(506,240)	(481,525)

Other comprehensive items:
Foreign currency translation gain attributable to Yosen Group	(40,592)	(11,387)
Foreign currency translation gain attributable to noncontrolling interest	(6,788)	—

Comprehensive loss attributable to Yosen Group	$(546,832)	$(492,912)
Comprehensive loss attributable to noncontrolling interest	$(137,487)	$—

Basic and diluted loss per share:
Continuing operations	—	—
Discontinued operations	—	—
Net loss per share	$—	$—

Weighted average shares outstanding:
Basic	29,477,448	25,292,527
Diluted	31,362,467	25,857,805

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

THREE MONTHS ENDED JUNE 30, 2016 and 2015 (UNAUDITED)

	2016	2015
Net sales	$1,204,086	$1,715,352
Cost of sales	1,151,657	1,601,841
Gross profit	52,429	113,511
Selling, general and administrative expenses	418,013	144,703
Loss from continuing operations	(365,584)	(31,192)
Other (income) expense
Interest income	(166)	(26)
Other income	19,582	56,445
Other expense	(148)	1,691
Total other income	19,268	58,110

Loss from continuing operations before income taxes	(384,852)	(89,302)
Provision for income taxes	—	—
Net loss from continuing operations	(384,852)	(89,302)
Net loss from discontinued operations, net of income taxes	(37,366)	(133,340)
Net loss including noncontrolling interest	(422,218)	(222,642)

Net loss attributable to noncontrolling interest	(94,105)	—

Net loss attributable to Yosen Group	(328,113)	(222,642)

Other comprehensive items:
Foreign currency translation gain attributable to Yosen Group	(28,248)	(7,990)
Foreign currency translation gain attributable to noncontrolling interest	(3,690)	—

Comprehensive loss attributable to Yosen Group	$(356,361)	$(230,632)
Comprehensive loss attributable to noncontrolling interest	$(97,795)	$—

Basic and diluted loss per share:
Continuing operations	—	—
Discontinued operations	—	—
Net loss per share	$—	$—

Weighted average shares outstanding:
Basic	29,719,277	25,292,527
Diluted	31,624,251	25,857,805

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2016 and 2015 (UNAUDITED)

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(636,939)	$(481,525)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	10,345	(26,042)
Stock based compensation	—	131,000
(Increase) decrease in assets:
Accounts receivable	212,653	122,988
Inventories	(494,028)	250,790
Prepaid expenses and other current assets	357,333	46,381
Advance to suppliers	322,935	623,485
Other noncurrent assets	(41,905)	—
Increase (decrease) in current liabilities:
Accounts payable	589,558	(58,931)
Accrued expenses	(624,511)	(92,894)
Advance from customer	8,825	(38,092)
Income tax payable	(121,234)	(4,933)
Net cash provided by (used in) operating activities	(416,968)	472,227

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(189,246)	—
Construction in progress	(417,805)	—
Net cash used in financing activities	(607,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans	153,010	—
Proceeds from equity financing	299,867	—
Advance from related party	105,678	(442,804)
Repayment of short-term loan	—	(147,232)
Repayment of notes payable	—	(1,390,525)
Net cash provided by (used in) financing activities	558,555	(1,980,561)

Effect of exchange rate changes on cash and equivalents	35,924	9,675

Net decrease in cash	(429,540)	(1,498,659)
Cash and equivalents, beginning of period	738,611	1,557,586
Cash and equivalents, end of period	$309,071	$58,927

Supplemental disclosure of cash flow information:
Interest paid	$86,203	$114,351
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015 (UNAUDITED)

Note 1 - ORGANIZATION

Yosen Group, Inc. (the “Company” or “Yosen”) was incorporated on August 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited (“Capital”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang YongXin Digital Technology Company Limited (“Zhejiang”), Yiwu YongXin Communication Limited (“Yiwu”), Hangzhou Wang Da Electronics Company Limited (“Wang Da”), Hangzhou Sanhe Electronic Technology, Limited (“Sanhe”), and Shanghai Joy & Harmony Electronic Development Company Limited (“Joy & Harmony”) were incorporated under the laws of the Peoples Republic of China (“PRC” or “China”) on July 11, 2005, July 18, 1997, March 30, 1998, April 12, 2004, and August 25, 2003, respectively. Zhejiang set up a new operating entity, Hangzhou Letong Digital Technology Co., Ltd. (“Letong”) on March 10, 2009. On July 6, 2009, Zhejiang and Yiwu acquired Jinhua. Jinhua was incorporated under the laws of the PRC on December 27, 2001. On January 6, 2014 the Company established Yosen Trading Inc. (“Yosen Trading”), its wholly owned US based subsidiary in New York. On April 23, 2015, the Company established a wholly owned subsidiary Hangzhou Yongxin Lamapai E-commerce Co., Ltd (“Lamapai entities”). On September 24, 2015, Hangzhou Lamapai established a new company Zhejiang Yongxin Lamapai E-commerce Co., Ltd (“Zhejiang Lamapai”). In 2016, Zhejiang Lamapai established Ningbo Yongxin Lamapaid E-commerce Co. Ltd ("Ningbo") and Hangzhou Saizhuo brand management Co., Ltd ("Saizhuo"). Hangzhou Lamaipai, Zhejiang Lamapai, Saizhuo and Ningbo are collectively referred as Lamapai entities ("Lamapai entities"). The Company invested RMB 6,693,540 to Zhejiang Lamapai. As a result of the investment, the Company owns 65.9% of Zhejiang Lamapai as of June 30, 2016.

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

ORGANIZATIONAL CHART

Our corporate structure as of June 30, 2016 is as follows:

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company realized net loss of $(328,113) and $(506,240) for the three and six months ended June 30, 2016. The Company had accumulated deficit of $49,843,187 as of June 30, 2016. There can be no assurance that the Company will become profitable or that it will survive as a public company. These issues raise substantial doubt regarding the Company’s ability to continue as a going concern.

Starting from 2011, we closed most of our stores in stores locations and laid off most of our employees in our store in store mobile phone business. We retained highly qualified personnel and a small number of stores with stable revenues. As a result, we significantly cut our operating expenses and our losses are decreasing over time in the mobile phone sector. We are now focusing on opening cross-border e-commerce business to change the Company's business model.

Principles of Consolidation

The consolidated financial statements include the accounts of Yosen and its wholly owned subsidiaries Capital, Yosen Trading, Wang Da, Yiwu, Zhejiang, Hangzhou Lamapai, Zhejiang Lamapai, Saizhuo and Ningbo collectively referred to as the Company. All material intercompany accounts, transactions and profits were eliminated in consolidation.

Noncontrolling Interest

As of June 30, 2016, the Company invested RMB 6,193,541($934,620) in Zhejiang Lamapai and owns 65.9% interest in Zhejiang Lamapai. The 34.1% owned by the third parties is presented as noncontrolling interest.

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

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts was $984,379 (unaudited) and $975,321 as of June 30, 2016 and December 31, 2015, respectively.

Inventories, net

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of June 30, 2016 and December 31, 2015, inventory consisted entirely of finished goods.

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

Automotive	5 years
Office Equipment	5 years

As of June 30, 2016 and December 31, 2015, property and equipment consisted of the following:

	June 30, 2016	December 31, 2015
	(Unaudited)
Automotive	$41,777	$48,253
Office equipment	144,510	152,480
Plant and equipment	189,093	—
Construction in progress	412,049	—
Subtotal	787,429	200,733
Less: accumulated depreciation	(165,630)	(162,029)
Total	$621,799	$38,704

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360, “Property, Plant and Equipment,” which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2016 (unaudited) and December 31, 2015, there were no significant impairments of its long-lived assets.

Construction in progress was the costs advanced to contractors and vendors to design, remodel and construct two new customer experience stores for Zhejiang Lamapai, in Hangzhou and Yiwu. As of June 30, 2016, construction in progress was $412,049. We estimate the total budget to complete the store build up will be $884,091. The Company is expected to spend additional $415,635 until completion.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires the Company disclose estimated fair values (“FVs”) of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of FV.

Short-term Loans

As of June 30, 2016 and December 31, 2015, short-term loans consisted of the following:

	2016	2015
Bank loan from Bank of Hangzhou, dated July 11, 2013, due on July 8, 2016, with interest rate of 7.38% payable monthly*	452,708	462,200

Bank loan from Bank of Chouzhou, dated July 10, 2015, due on July 8, 2016, with interest rate of 6.0625% payable monthly, personally guaranteed by the CEO*	754,512	770,333

Bank loan from Bank of Chouzhou, dated July 20, 2015, due on July 15, 2016, with interest rate of 6.0625% payable monthly, personally guaranteed by the CEO*	1,509,024	1,540,666

Short term loan dated, dated June 1, 2016, due on November 30, 2016, with interest rate of 12% payable monthly	150,902	1,540,666
	$2,867,146	$2,773,199

*Bank loans have been renewed for a term of one year.

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

The Company records revenues when title and the risk of loss pass to the customer.  Generally, these conditions occur on the date the customer takes delivery of the product.  Revenue is generated from sales of Yosen products through two main revenue streams:

1.	Retail. 95.8%, 95.8%, 88.5% and 90.7% of the Company's revenue came from sales to customers at outlets installed inside department stores etc. (i.e. store in store model) during the three and six months ended June 30,, 2016 and 2015, respectively and is mainly achieved through two broad categories:

a.	Purchase contracts . Sales by purchase contracts have terms of 15-30 days from the transfer of goods to the customer. Under this method, the Company delivers goods to places designated by the customers and receives confirmation of delivery. At that time, ownership and all risks associated to the goods are transferred to the customers and payment is made within 30 days. The Company relieves its inventory and recognizes revenue upon receipt of confirmation from the customer.

b.	Point of sale transfer of ownership . Under this method, the Company’s products are placed in third party stores and sold by the Company’s sales people. Upon purchase of the item by the customer, the Company relieves its inventory and recognizes revenue related to that item.

2.	Wholesale. 4.2% ,4.2%, 11.5% and 9.3% of the Company's revenue came from wholesale during the three and six months ended June 31,2016 and 2015, respectively. Recognition of income in wholesales is based on the contract terms. Upon purchase of the item by the customer, the Company relieves its inventory and recognizes revenue related to that item.

Sales revenue is therefore recognized on the following basis:

1.	Store in store or direct store:

a.	For goods sold under sales and purchase contracts, revenue is recognized when goods are received by customers.

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

Shipping and Handling Fees

The Company follows FASB ASC Sub-topic 605-45, “Handling Costs, Shipping Costs”.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of G&A expenses which were $3,448, $4,221 $52,173 and $54,879 for the three and six months ended June 30, 2016 and 2015, respectively.

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

Management Fees Paid to the Department Stores Under “Store in Store” Model

Under the “store in store” business operation model, the Company may pay management fees to the department stores, which are in the form of service charges. The management fees are reflected in general and administrative expenses. Such management fees were$350, $16,658,$60,550 and $99,952 in general and administrative expenses for the three and six months ended June 30, 2016 and 2015, respectively.

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. There was no advertising expense for the three months ended June 30, 2015. Advertising expense for the three and six months ended June 30, 2016 was $9,557.

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

Basic and Diluted Earnings (Loss) per Share

Loss per share is calculated in accordance with FASB ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (losses) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. If convertible shares and stock options are anti-dilutive, the impact of conversion is not included in the diluted net income (loss) per share. Excluded from the calculation of diluted earnings (loss) per share for the three and six months ended June 30, 2016 and 2015 were 10,000 options, as they were not dilutive.

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

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company operated in two segments in the six months ended June 30, of 2016 through Zhejiang and Lamapai entities.: mobile phones and E-commerce business (see Note 15).

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

Outstanding options and warrants by exercise price consisted of the following as of June 30, 2016:

Outstanding					Exercisable
Exercise Price	Number of Shares		Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options:
$20.8	10,000		0.5	$20.8	10,000	$20.8
Warrants:
$0.25	1,850,000	(1)	0.15	$0.25	1,850,000	$0.25
$0.25	3,654,229	(2)	2.25	$0.25	3,654,229	$0.25
$0.25	200,926	(3)	2.40	$0.25	200,926	$0.25
$0.25	571,595	(4)	2.60	$0.25	571,595	$0.25

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

The Company determined the FV of the 2,000,000 warrants was $320,000. As of June 30, 2016, warrants to purchase 150,000 shares of common stock were exercised, 1,850,000 warrants remained outstanding. These warrants were plain vanilla warrants and were classified as equity.

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

The Company determined the FV of the 3,654,229 warrants was $1,183,970. As of June 30, 2016, warrants to purchase 3,654,229 shares of common stock remained outstanding. These warrants were plain vanilla warrants and were classified as equity.

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

The Company determined the FV of the 220,926 warrants was $81,375. As of June 30, 2016, warrants to purchase 220,926 shares of common stock remained outstanding. These warrants were plain vanilla warrants and were classified as equity.

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

The Company determined the FV of the 571,595 warrants was $206,917. As of June 30, 2016, warrants to purchase 571,595 shares of common stock remained outstanding. These warrants were plain vanilla warrants and were classified as equity.

Note 6 - INCOME TAXES

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense or penalties recognized during the three and six months ended June 302016 and 2015.

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

The US operating entity Yosen Group is subject to the US federal income tax at a rate of 34%. Yosen Group does not conduct any operations and only incurs public company expenses, such as legal fees, accounting fees, investor relations expenses and filing fees. In the three and six months ended June 30, 2016, the US operating subsidiaries incurred a net operating loss of $48,827 and $49,960. As a result, $16,601 and $16,986 of deferred tax assets and valuation allowance was recorded.

The PRC operating subsidiaries, Zhejiang and Lamapai entities are subject to the PRC income tax at a rate of 25%. In the three and six months ended June 30, 2016, PRC operating subsidiaries incurred a net operating loss of $336,026 and $506,565. Management believes it is more likely than not that the subsidiaries will not be able to benefit from the deferred tax assets in association with the operating losses. As a result, $84,006 and $126,641 of deferred tax assets and valuation allowance were recorded in the three and six months ended June 30, 2016.

The components of deferred tax assets and liabilities as of June 30, 2016 (unaudited) and December 31, 2015 were as follows:

	2016	2015
Deferred tax assets:	(Unaudited)
U.S. net operating losses	$16,986	$132,459
PRC net operating losses	126,641	263,327
Bad debt	—	4,791
Total deferred tax assets	143,627	400,577
Less valuation allowance	(143,627)	(400,577)
	$—	$—

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate for the three months ended June 30, 2016 and 2015 is as follows:

	2016	2015
Tax (Credit) at US Statutory Rate	(34.0)%	(34.0)%
Tax rate difference	8.0%	7.2%
Valuation allowance	26.0%	26.8%
Effective rate	—%	—%

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate for the six months ended June 30, 2016 and 2015 is as follows:

	2016	2015
Tax (Credit) at US Statutory Rate	(34.0)%	(34.0)%
Tax rate difference	8.3%	6.5%
Valuation allowance	25.7%	27.5%
Effective rate	—%	—%

Note 7 - COMMITMENTS

The Company leases office facilities and stores under operating leases that terminate through 2019. Rent expenses for the three months ended June 30, 2016 were $53,167 and $108,350. Rent expenses for the six months ended June 30, 2015 were $4,926 and $9,815, respectively.

The future minimum obligations under these agreements are as follows by years as of June 30, 2016:

2016	100,244
2017	210,513
2018	221,540
2019	232,567
Total	$764,865

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

Statutory reserve funds are restricted to offset against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2016, the Company had allocated $11,542,623 to these non-distributable reserve funds.

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

The following table summarizes the assets and liabilities of the discontinued operations as of June 30, 2016 and December 31, 2015 included in the Consolidated Balance Sheets:

	2016	2015
Cash	$132,774	$224,869

Accounts receivable	847	137,830
Prepaid expenses and other receivable	—	16,884
Property, plant and equipment	22,568	29,237
Total assets	156,189	408,820

Short-term loans	2,263,536	2,310,999
Accounts payable	126,005	206,005
Advance from suppliers	10,172	8,829
Accrued expenses and other payable	27,847	64,839
Total liabilities	2,427,560	2,590,671
Net assets	$(2,423,859)	$(2,181,852)

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2016 and 2015 (unaudited):

	Three Months Ended June 30,
	2016	2015
Sales, net	$—	$104,250
Cost of sales	—	135,854
Gross profit (loss)	—	(31,604)
General and administrative expenses	(4,009)	(86,591)
Loss from discontinued operations	(4,009)	(118,195)
Other income (expenses)	(33,357)	(15,143)
Loss before income taxes	(37,366)	(133,338)
Provision for income taxes	—
Net loss from discontinued operations, net of income tax	$(37,366)	$(133,338)

	Six Months Ended June 30,
	2016	2015
Sales, net	$—	$230,710
Cost of sales	—	256,458
Gross profit (loss)	—	(25,748)
General and administrative expenses	(19,280)	(136,606)
Loss from discontinued operations	(19,280)	(162,354)
Other income (expenses)	(61,134)	(85,515)
Loss before income taxes	(80,414)	(247,869)
Provision for income taxes	—	—
Net loss from discontinued operations, net of income tax	$(80,414)	$(247,869)

Note 10- OTHER COMPREHENSIVE INCOME

Other comprehensive income as included in stockholders’ deficit for the three months ended June 30, 2016 and 2015, represents foreign currency translation adjustment.

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

Note 12 - MAJOR CUSTOMERS, VENDORS AND CREDIT RISK

During the three months ended June 30, 2016, two customers accounted for more than 10% of the Company’s sales, representing 21.1% and 12.6%, respectively of the Company’s sales. During the six months ended June 30, 2016, two customers accounted for more than 10% of the Company’s sales, representing 53.7% and 24.8%. As of June 30, 2016, two customers comprised more than 10% of the Company’s accounts receivable, representing 13.9% and 12.7% of the Company's accounts receivable. One vendor comprised more than 10% of the Company’s accounts payable, representing 12.8% of the Company’s accounts payable.

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

.

 Note 13 - SEGMENT INFORMATION

Zhejiang focuses on selling Samsung and Apple and other brand name mobile phones in PRC. In September 2015, the Company established Hangzhou Lamapai and Zhejiang Lamapai for cross border E-commerce business. Hangzhou Lamapai, Zhejiang Lamapai, Saizhuo and Ningbo collectively are referred as Lamapai entities. Lamapai entities are the operating entities for the Company's E-commerce business. As a result, we have two reportable segments - mobile phones and E-commerce in the three and six months ended June 30, 2016.

The following table presents summarized information by segment:

	Three Months ended June 30, 2016
	Mobile	E-Commerce
	Phones	Business	Other	Total
Sales, net	$1,010,023	$194,062	$—	$1,204,085
Cost of sales	(994,511)	(157,145)	—	(1,151,656)
Gross profit	15,512	36,917	—	52,429
Selling, general and administrative expenses	(56,974)	(312,353)	(48,686)	(418,013)
Loss from continuing operations	(41,462)	(275,436)	(48,686)	(365,584)
Other Income (expense)	(18,675)	(452)	(141)	(19,268)
Provision for income taxes	—	—	—	—
Net income (loss) from continuing operations	(60,137)	(275,888)	(48,827)	(384,852)
Net loss from discontinued operations	—	—	—	(37,336)
Net income (loss)	$(60,137)	$(275,888)	$(48,827)	$(422,218)

	Six Months ended June 30, 2016
	Mobile	E-Commerce
	Phones	Business	Other	Total
Sales, net	$2,882,463	$194,062	$—	$3,076,525
Cost of sales	(2,843,311)	(157,145)	—	(3,000,456)
Gross profit	39,152	36,917	—	76,069
Selling, general and administrative expenses	(137,279)	(427,691)	(49,527)	(614,497)
Loss from continuing operations	(98,127)	(390,774)	(49,527)	(538,428)
Other Income (expense)	(17,258)	(406)	(433)	(18,097)
Provision for income taxes	—	—	—	—
Net income (loss) from continuing operations	(115,385)	(391,180)	(49,960)	(556,525)
Net loss from discontinued operations		—		(80,414)
Net income (loss)	$(115,385)	$(115,292)	$(49,960)	$(636,939)

	June 30, 2016	December 31, 2015
Mobile Phones	$1,045,514	$1,542,222
E-commerce	1,763,280	—
Other	(37,643)	1,545,792
Total Assets	2,771,151	3,088,014

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

On April 23, 2015, the Company established a wholly owned subsidiary Hangzhou Yongxin Lamapai E-commerce Co., Ltd (“Hangzhou Lamapai”). On September 24, 2015, Hangzhou Lamapai established a new company Zhejiang Yongxin Lamapai E-commerce Co., Ltd (“Zhejiang Lamapai”). In the first quarter of 2016, Zhejiang Lamapai established two new companies Ningbo Yongxin Lamapai E-commerce Co. Ltd ("Ningbo") and Hangzhou Saizhuo brand management Co., Ltd ("Saizhuo"). Hangzhou Lamapai, Zhejiang Lamapai, Saizhuo and Ningbo, collectively are referred as Lamapai entities ("Lamapai entities"). The Company invested RMB6,193,541 to Zhejiang Lamapai. As a result of the investment, the Company owns 65.9% of Zhejiang Lamapai as of June 30, 2016.

As of June 30, 2016, we operated 7 “stores in stores”, under the brand name Zhejiang YongXin, selling primarily Apple and Samsung products. The Company also opened 1 direct store under Hangzhou Lamapai and 1 direct store under Saizhuo for imported products.

Results of Operations for the Three Months Ended June 30, 2016 and 2015

Reportable Operating Segments

Our subsidiary Zhejiang invested RMB 6,193,541 to Zhejiang Lamapai. As of June 30, the Company owns 65.9% of equity interest in Zhejiang Lamapai. As a result, we had two reportable segments: mobile phones through Zhejiang and E-commerce through Zhejiang Lamapai.

a)	Mobile phones
b)	E-commerce

a)	Mobile phones

Zhejiang focuses on distribution of Samsung and Apple brand products.

	Three Months Ended June 30,		Percentage
Mobile phones	2016	2015	Change
Revenue	$1,010,023	$1,715,352	(41.1)%
Gross Profit	$15,512	$113,510	(86.3)%
Profit Margin	1.5%	6.6%	(5.1)%
Operating Loss	$(41,462)	$12,556	(45.6)%

	Six Months Ended June 30,		Percentage
Mobile phones	2016	2015	Change
Revenue	$2,882,463	$4,129,787	(30.2)%
Gross Profit	$39,152	$155,775	(74.9)%
Profit Margin	1.4%	3.8%	(2.4)%
Operating Income (Loss)	$(98,127)	$(76,255)	(28.7)%

For the three months ended June 30, 2016, Mobile phones generated revenue of $1,010,023, a decrease of $705,329or 41.1% compared to $1,715,352 for the three months ended June 30, 2015. For the six months ended June 30, 2016, Mobile phones generated revenue of $2,882,463, a decrease of $1,247,324 or 30.2% compared to $4,129,787 for the six months ended June 30, 2015. The decrease in revenue was primarily due to closing of 10 store in stores and lack of new products introduced by Apple and Samsung in the first half year of 2016.

Gross profit decreased $97,998 or 86.3% from $113,510 for the three months ended June 30, 2015 to $15,512 for the three months ended June 30, 2016. Profit margin decreased from 6.6% in the three months ended June 30, 2015 to 1.5% in the three months ended June 30, 2016, a decrease of 5.1%.  Gross profit decreased $116,623 or 74.9% from $155,775 for the six months ended June 30, 2015 to $39,152 for the six months ended June 30, 2016. Profit margin decreased from 3.8% in the six months ended June 30, 2015 to 1.4% in the six months ended June 30, 2016, a decrease of 2.4%.  The decrease in gross profit was a result of the decrease in sales price and unit cost remained flat.

Operating loss was $41,462 for the three months ended June 30, 2016, a decrease of $54,018 or 430.2% compared to operating income of $12,556 for the three months ended June 30, 2015. Operating loss was $98,127 for the six months ended June 30, 2016, compared to $76,255 for the six months ended June 30, 2015. Change in operating losses was primarily due to change in management fee, labor cost and rent expenses.

22

b)	E-commerce

Zhejiang Lamapai is engaged in cross-border online to offline (“O2O”) distribution. Lamapai entities distribute a variety of imported products including but not limited to Digital products, baby products, health nutrition and frozen food and etc. Lamapai entities sell the products through its online store, applications on mobile devices and also in physical stores. In May 2016, Zhejiang Lamapai opened 1 store in Yiwu. In June 2016, Saizhuo opened 1 store in Hangzhou. Ning did not have operating in the six months ended June 30, 2016. Saizhuo is not operating as of June 30, 2016.

	Three Months Ended June 30,
E-Commerce	2016	2015
Revenue	$194,062	$—
Gross Profit	$36,917	$—
Profit Margin	19.0%	—%
Operating Loss	$(275,436)	$—

	Six Months Ended June 30,
E-Commerce	2016	2015
Revenue	$194,062	$—
Gross Profit	$36,917	$—
Profit Margin	19.0%	—%
Operating Loss	$(390,774)	$—

Total Company

Net Sales

Net sales for the three months ended June 30, 2016 was $1,204,086, a decrease of $511,266 or 29.8% compared to $1,715,352 for the three months ended June 30, 2015. Net sales for the six months ended June 30, 2016 was $3,076,526, a decrease of $1,053,261 or 25.5% compared to $4,129,787 for the six months ended June 30, 2015. The decrease was attributable to Zhejiang closing 10 stores and lack of new products introduced by Apple and Samsung in the six months ended June 30, 2016.

Percentage of Sales

Percentage of sales from retail and wholesale operations for each segment is as follows in the three months ended June 30, 2016:

	Mobile Phones	E-commerce	Total
Retail	91.7%	100%	95.8%
Wholesale	8.3%	-%	4.2%

Percentage of sales from retail and wholesale operations for each segment is as follows in the six months ended June 30, 2016:

	Mobile Phones	E-commerce	Total
Retail	91.5%	100%	95.8%
Wholesale	8.5%	-%	4.2%

Percentage of sales from retail and wholesale operations for each segment is as follows in the three months ended June 30, 2015:

	Mobile Phones	E-commerce	Total
Retail	88.5%	-%	88.5%
Wholesale	11.5%	-%	11.5%

Percentage of sales from retail and wholesale operations for each segment is as follows in the six months ended June 30, 2015:

	Mobile Phones	E-commerce	Total
Retail	90.7%	-%	90.7%
Wholesale	9.3%	-%	9.3%

Cost of Sales

Cost of sales (“COS”) for the three months ended June 30, 2016 was $1,151,657 compared to $1,601,841 for the three months ended June 30, 2015, a decrease of 28.1%. COS for the six months ended June 30, 2016 was $3,000,457 compared to $3,974,011 for the six months ended June 30, 2015, a decrease of 24.5%. The decreased COS for the three and six months was a result of the decrease in sales from the comparable periods.

Gross Profit

Gross profit for the three months ended June 30, 2016 was $52,429 compared to gross profit of $113,511 for the three months ended June 30, 2015, a decrease of 53.8%. Gross profit for the six months ended June 30, 2016 was $76,069 compared to gross profit of $155,776 for the six months ended June 30, 2015, a decrease of 51.2%. The decreased gross profit for the three and six months ended June 30, 2016 was due to lower gross profit generated from mobile phone sales and the international trade business.

Profit Margin

Profit margin for the three months ended June 30, 2016 was 4.4% compared to 6.6% for the three months ended June 30, 2015. Profit margin for the six months ended June 30, 2016 was 2.5% compared to 3.8% for the six months ended June 30, 2015. The profit margin decrease was mainly attributed to lower profit margin in mobile phone business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2016 were $418,013 or 34.7% of net sales, compared to $144,703 or 8.4% of net sales for the three months ended June 30, 2015, an increase of 188.9% of sales. Selling, general and administrative expenses for the six months ended June 30, 2016 were $614,497 or 20.0% of net sales, compared to $363,280 or 8.8% of net sales for the six months ended June 30, 2015, an increase of 69.2% of sales. The increase in selling, general and administrative expenses was primarily due to general administrative expenses related opening new stores for Zhejiang Lamapai.

Operating Loss from Continuing Operations

Operating loss for the three months ended June 30, 2016 was $(365,584) or (30.4)% of net sales compared to $(31,192) or (1.8)% of net sales for the three months ended June 30, 2015. Operating loss for the six months ended June 30, 2016 was $(538,428) or (17.5)% of net sales compared to operating income of $(207,504) or (5.0)% of net sales for the six months ended June 30, 2015. Increase in general administrative expenses in association with opening new stores for Zhejiang Lamapai was the key factors for the increase in operating loss from continuing operations during the three and six months ended June 30, 2016 compared to 2015.

Other (Income) Expense

Total other expense was $19,268 for the three months ended June 30, 2016 compared to $58,110 for same period in 2015. Total other expense was $18,097 for the six months ended June 30, 2016 compared to $26,151 for same period in 2015.

Provision for Income Taxes

The provision for income taxes for the three and six months ended June 30, 2016 and 2015 were $0 due to losses incurred by Zhejiang and Lamapai entities.

Net Loss from Continuing Operations

Net loss from continuing operations was $(384,852 for the three months ended June 30, 2015 compared to $(89,302) for the three months ended June 30, 2015. Net loss from continuing operations was $(556,525) for the six months ended June 30, 2016 compared to net loss of $233,655 for the six months ended June 30, 2015. Additional general administrative expenses relating to opeing new stores for Zhejiang Lamapai the key factors for the increase in net loss from continuing operations during the three and six months ended June 30, 2016 compared to 2015.

Net Loss from Discontinued Operations

Net loss from discontinued operations for the three months ended June 30, 2016 was $(37,366) compared to $(133,340) for 2015, a decrease of $95,974. Net loss from discontinued operations for the six months ended June 30, 2016 was $(80,414) compared to $(247,870) for 2015, a decrease of $167,456. Net Loss from discontinued operations decreased primarily due to Zhejiang's closing store in stores to cut losses.

Net Loss including noncontrolling interest

Net loss including noncontrolling interest was $(422,218) for the three months ended June 30, 2016 compared to net income of $$(222,642) for the three months ended June 30, 2014. Net loss including noncontrolling interest was $(636,939) for the six months ended June 30, 2016 compared to $(481,525)for the six months ended June 30, 2015. The increase in net loss was due to decrease in gross profit and increase in operating expenses

Net loss attributable to noncontrolling interest

Net loss attributable to noncontrolling interest was $(94,105) and $(130,699) in the three and six months ended June 30, 2016 and $0 in 2015. Net loss attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-Yosen ownership interests in Yosen's consolidated entities - Zhejiang Lamapai, Hangzhou Lamapai, Saizhuo and Ningbo.

Net loss attributable to Yosen Group

Net loss attributable to Yosen Group was $(328,113) in the three months ended June 30, 2016 compared to $(222,642) in the three months ended June 30,2015. Net loss attributable to Yosen Group was $(506,240) in the six months ended June 30, of 2016 compared to $(492,912) in the six months ended June 30,2015. The decrease in net loss attributable to Yosen Group was primarily due to Zhejiang's cutting operating expenses to reduce loss.

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

	Six Months Ended June 30,
	2016	2015
RMB/$ exchange rate at period end	0.1509	0.1642
Average RMB/$ exchange rate for the periods	0.1530	0.1636

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated results of operations. As a result of the translation, Yosen recorded a foreign currency loss of $31,938 in the three months ended June 30, 2016 and $7,990 in the same period of 2015. Yosen recorded a foreign currency loss of $47,380 in the six months ended June 30, 2016 and $11,387 in the same period of 2015, which is a separate line item on the Statements of Operations and Comprehensive Loss.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations. Cash and equivalents were $309,071 at June 30, 2016, compared to $738,611 at December 31, 2015.

Our cash flows for the three month periods are summarized as follows:

	Six Months Ended June 30,
	2016	2015
Net cash provided by (used in) operating activities	$(416,968)	$472,227
Net cash used in investing activities	(607,051)	$—
Net cash provided by (used in) financing activities	522,344	(1,980,561)
Effect of exchange rate change on cash and equivalents	72,135	9,675
Net decrease in cash and equivalents	(429,540)	(1,498,659)
Cash and equivalents at beginning of period	738,611	1,557,586
Cash and equivalents at end of period	$309,071	$58,927

Operating Activities

Net cash used in operating activities was $416,968 for the six months ended June 30, 2016 compared to $472,227 provided by operating activities for the three months ended June 30, 2015, a 188.3% decrease.  Net cash used in operating activities was mainly attributable to several factors, including (i) a decrease in accrued expenses of $624,511; (ii)increase in inventories of $491,028, offset by the decrease in advance to suppliers of $322,935 and accounts receivable of $212,653, and increase in accounts payable of 589,558 add back depreciation of 10,345.

	Six Months Ended June 30,
	2016	2015	Percentage Change

Sales, Net	$3,076,526	$4,129,787	(25.5)%

Accounts receivable	$11,373	$233,766	(95.1)%

Accounts receivable decreased 95.1% in the six months ended June 30, of 2016 while sales decreased 25.5%. Management monitors and periodically assesses the collectability of accounts receivable to ensure the allowance for bad debts account is reasonably estimated. Collection of accounts receivable is based on the terms of legal binding documents. Our accounts receivable department has periodically reviewed the allowance for doubtful accounts. The bad debts allowance is based on the aging of receivables, credit history and credit quality of the customers, the term of the contracts as well as the balance outstanding. If an account receivable item is considered probable to be uncollectible, it will be charged to bad debts immediately.

Investing Activities

	Three Months Ended June 30,
	2016	2015
Net cash used in investing activities	$(607,051)	$—

Net cash used in investing activities in the three months ended June 30, 2016 and 2015 was $607,051 and $0. The investment activities in the six months ended June 30, 2016 were mainly attributed to construction of new customer experience stores for Zhejiang Lamapai.

Financing Activities

The Company received $263,656 from equity financing and $153,010 from short term loans in the six months ended June 30, 2016. The Company had an advance to related party of $105,678 as of June 30, 2016 compared to advance to related party of $442,804 on June 30, 2015.

	Six Months Ended June 30,
	2016	2015
Net cash provided by (used in ) financing activities	$522,344	$(1,980,561)

Net decrease in Cash and Equivalents

	Six Months Ended June 30,
	2016	2015
Net decrease in cash and equivalents	$(429,540)	$(1,498,659)

Cash and Equivalents

	June 30,
	2016	2015
Cash and equivalents	$309,071	$58,927

Cash and equivalents as of June 30, 2016 and December 31, 2015 were solely bank accounts in US and China. Specifically, cash and equivalents for each subsidiary as of June 30, 2016 and December 31, 2015 included:

Name of Entity	Region	Currency	June 30, 2016	December 31, 2015
Yosen Group	US entity	USD	111,154	111,498
Capital	BVI entity	USD	—	—
Yosen Trading	US entity	USD	5,542	220,225
Zhejiang	Chinese entity	RMB	274,484	74,768
Yiwu	Chinese entity	RMB	65,264	4,948
Wang Da	Chinese entity	RMB	41,289	25,194
Zhejiang Lamapai	Chinese entity	RMB	810,761	2,536,078
Hangzhou Lamapai	Chinese entity	RMB	—	—
Saizhuo	Chinese entity	RMB	80,639	—
Ningbo	Chinese entity	RMB	2,397	—

Cash equivalents held in the PRC subsidiaries are not freely transferrable outside the country. The amounts not freely transferable as of June 30, 2016 and December 31, 2015 were RMB 1,274,834 ($192,376) (unaudited) and RMB2,640,989 ($406,888).

Capital Expenditures

We had capital expenditure of $607,051 for the first six months of 2016 mainly attributable to the construction of new customer experience store for Zhejiang Lamapai.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures as of June 30, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal controls identified in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2016 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibit No.	Document Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101	The following financial statements from China 3C Group’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 formatted in XBRL (extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Operations and Comprehensive Loss (unaudited); (iii) the Consolidated Statements of Cash Flows (unaudited); and, (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOSEN GROUP, INC.

Date: August 15, 2016	By:	/s/ Zhenggang Wang
Name: Zhenggang Wang
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Date:August 15, 2016	By:	/s/ Weiping Wang
Name: Weiping Wang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

