Form 10-Q
period 2016-09-30
Yosen Group, Inc.
filed 2016-11-22
CIK 1076784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2016

or

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

Yes ☐ No ☒

As of November 14, 2016, the registrant had 9,907,818 shares of common stock outstanding.

i

ii

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Current assets:
Cash and equivalents	$184,886	$738,611
Accounts receivable, net	19,856	224,787
Inventories	1,453,606	758,746
Advances to suppliers	454,880	725,104
Advance to related party	—	89,754
Prepaid expenses and other current assets	165,595	512,308
Total current assets	2,278,823	3,049,310
Property and equipment, net	659,292	38,704
Intangible asset	19,729	—
Other non-current assets	69,054	—
Total assets	$3,026,898	$3,088,014

Current liabilities:
Short-term loans	$3,073,740	$2,773,199
Accounts payable	1,189,615	410,985
Accrued expenses and other payables	104,095	658,920
Advance from customers	107,314	48,133
Advance from related party	265,625	—
Income tax payable	687,534	864,844
Total liabilities	5,427,923	4,756,081

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized, 9,907,818 and 9,717,286 issued and outstanding as of September 30, 2016 and December 31, 2015	9,908	9,717
Additional paid-in capital	27,968,875	27,826,168
Subscription receivable	(50,000)	(50,000)
Statutory reserve	11,542,623	11,542,623
Other comprehensive income	8,124,280	8,048,781
Accumulated deficit	(50,177,945)	(49,336,947)
Total Yosen Group's stockholders’ deficit	(2,582,259)	(1,959,658)
Noncontrolling interest	181,234	291,591
Accumulated deficit	(2,401,025)	(1,668,067)
Total liabilities and stockholders’ deficit	$3,026,898	$3,088,014

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

NINE MONTHS ENDED SEPTEMBER 30, 2016 and 2015 (UNAUDITED)

	2016	2015
Net sales	$4,267,574	$5,343,433
Cost of sales	4,107,872	5,141,911
Gross profit	159,702	201,522
Selling, general and administrative expenses	1,103,052	454,735
Loss from continuing operations	(943,350)	(253,213)
Other (income) expense
Interest income	(290)	(491)
Other income	(8,865)	(2,481)
Other expense	40,122	38,409
Total other expense	30,967	35,437

Loss from continuing operations before income taxes	(974,317)	(288,650)
Provision for income taxes	—	—
Net loss from continuing operations	(974,317)	(288,650)
Net loss from discontinued operations, net of income taxes	(115,108)	(283,342)
Net loss including noncontrolling interest	(1,089,425)	(571,992)

Net loss attributable to noncontrolling interest	(274,580)	—

Net loss attributable to Yosen Group	(814,845)	(571,992)

Other comprehensive items:
Foreign currency translation loss attributable to Yosen Group	67,468	88,335
Foreign currency translation loss attributable to noncontrolling interest	8,031	—

Comprehensive loss attributable to Yosen Group	$(747,377)	$(483,658)
Comprehensive loss attributable to noncontrolling interest	$(266,549)	$—

Basic and diluted loss per share:
Continuing operations	$(0.07)	$(0.01)
Discontinued operations	(0.01)	—
Net loss per share	$(0.08)	$(0.01)

Weighted average shares outstanding:
Basic	9,852,888	8,430,842
Diluted	10,375,447	8,619,268

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

THREE MONTHS ENDED SEPTEMBER 30, 2016 and 2015 (UNAUDITED)

	2016	2015
Net sales	$1,191,048	$1,213,646
Cost of sales	1,107,415	1,167,900
Gross profit	83,633	45,746
Selling, general and administrative expenses	488,555	91,455
Loss from continuing operations	(404,922)	(45,709)
Other (income) expense
Interest income	105	(188)
Other income	(7,636)	(35)
Other expense	20,401	9,509
Total other expense	12,870	9,286

Loss from continuing operations before income taxes	(417,792)	(54,995)
Provision for income taxes	—	—
Net loss from continuing operations	(417,792)	(54,995)
Net loss from discontinued operations, net of income taxes	(34,694)	(35,472)
Net loss including noncontrolling interest	(452,486)	(90,467)

Net loss attributable to noncontrolling interest	(143,881)	—

Net loss attributable to Yosen Group	(308,605)	(90,467)

Other comprehensive items:
Foreign currency translation gain attributable to Yosen Group	38,934	107,712
Foreign currency translation loss attributable to noncontrolling interest	1,243	—

Comprehensive loss attributable to Yosen Group	$(269,671)	$17,245
Comprehensive loss attributable to noncontrolling interest	$(142,638)	$—

Basic and diluted loss per share:
Continuing operations	$(0.03)	$0.01
Discontinued operations	—	—
Net loss per share	$(0.03)	$0.01

Weighted average shares outstanding:
Basic	9,906,426	8,430,842
Diluted	10,153,666	8,619,268

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIE

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2016 and 2015 (UNAUDITED)

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss including noncontrolling interest	$(1,089,425)	$(571,992)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	25,536	(3,936)
Stock based compensation	—	131,000
(Increase) decrease in assets:
Accounts receivable	203,469	33,677
Inventories	(724,896)	331,316
Prepaid expenses and other current assets	366,975	(279,711)
Advance to suppliers	224,859	656,914
Other noncurrent assets	(69,991)	—
Increase (decrease) in current liabilities:
Accounts payable	795,849	(50,640)
Accrued expenses and other payables	(604,702)	(216,842)
Advance from customers	61,222	(29,421)
Income tax payable	(156,229)	(5,509)
Net cash provided by (used in) operating activities	(967,333)	2,728

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(188,913)	—
Construction in progress	(471,653)	—
Net cash used in financing activities	(660,566)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans	379,933	913,557
Proceeds from equity financing	270,909	—
Advance from related party	357,765	(435,071)
Repayment of short-term loan	—	(1,379,376)
Repayment of notes payable	—	(146,090)
Net cash provided by (used in) financing activities	1,008,607	(1,046,980)

Effect of exchange rate changes on cash and equivalents	65,567	(15,193)

Net decrease in cash	(553,725)	(1,059,445)
Cash and equivalents, beginning of period	738,611	1,557,586
Cash and equivalents, end of period	$184,886	$498,141

Supplemental disclosure of cash flow information:
Interest paid	$140,044	$152,547
Income taxes paid	—	—

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

Note 1 - ORGANIZATION

Yosen Group, Inc. (the “Company” or “Yosen”) was incorporated on August 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited (“Capital”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang YongXin Digital Technology Company Limited (“Zhejiang”), Yiwu YongXin Communication Limited (“Yiwu”), Hangzhou Wang Da Electronics Company Limited (“Wang Da”), Hangzhou Sanhe Electronic Technology, Limited (“Sanhe”), and Shanghai Joy & Harmony Electronic Development Company Limited (“Joy & Harmony”) were incorporated under the laws of the Peoples Republic of China (“PRC” or “China”) on July 11, 2005, July 18, 1997, March 30, 1998, April 12, 2004, and August 25, 2003, respectively. Zhejiang set up a new operating entity, Hangzhou Letong Digital Technology Co., Ltd. (“Letong”) on March 10, 2009. On July 6, 2009, Zhejiang and Yiwu acquired Jinhua. Jinhua was incorporated under the laws of the PRC on December 27, 2001. On January 6, 2014 the Company established Yosen Trading Inc. (“Yosen Trading”), its wholly owned US based subsidiary in New York. On April 23, 2015, the Company established a wholly owned subsidiary Hangzhou Yongxin Lamapai E-commerce Co., Ltd (“Lamapai entities”). On September 24, 2015, Hangzhou Lamapai established a new company Zhejiang Yongxin Lamapai E-commerce Co., Ltd (“Zhejiang Lamapai”). In 2016, Zhejiang Lamapai established Ningbo Yongxin Lamapaid E-commerce Co. Ltd ("Ningbo") and Hangzhou Saizhuo brand management Co., Ltd ("Saizhuo"). Hangzhou Lamaipai, Zhejiang Lamapai, Saizhuo and Ningbo are collectively referred as Lamapai entities ("Lamapai entities"). The Company invested RMB 6,693,540 to Zhejiang Lamapai. As a result of the investment, the Company owns 65.9% of Zhejiang Lamapai as of September 30, 2016.

On December 21, 2005, Capital became a wholly owned subsidiary of Yosen through a reverse merger (“Merger Transaction”). Yosen acquired all of the issued and outstanding capital stock of Capital pursuant to a Merger Agreement dated December 21, 2005 by and among Yosen, XY Acquisition Corporation, Capital and the shareholders of Capital (the “Merger Agreement”). Pursuant to the Merger Agreement, Capital became a wholly owned subsidiary of Yosen and, in exchange for the Capital shares, Yosen issued 2,333,333 shares of its common stock to the shareholders of Capital, representing 93% of the issued and outstanding capital stock of Yosen at that time and cash of $500,000.

On August 3, 2006, Capital completed the acquisition of a 100% interest in Sanhe for a cash and stock transaction valued at $8,750,000. The consideration consisted of 61,050 newly issued shares of the Company’s common stock and $5,000,000 in cash.

On November 28, 2006, Capital completed the acquisition of a 100% interest in Joy & Harmony for a cash and stock transaction valued at $18,500,000. The consideration consisted of 181,541 shares of the Company’s common stock and $7,500,000 in cash.

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

ORGANIZATIONAL CHART

Our corporate structure as of September 30, 2016 is as follows:

* These entities ceased operation during 2011.

** These entities ceased operation during 2012.

*** This entity ceased operation during 2015.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements (“CFS”) were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  The Company’s subsidiaries – Wang Da, Yiwu, Zhejiang and Lamapai entities’ functional currency is the Chinese Renminbi (“RMB”), however, the accompanying CFS were translated and presented in United States Dollars (“$”, or “USD”). Yosen is the parent company incorporated on August 20, 1998 under the laws of the State of Nevada. The parent company does not have operations. Its main activities were incurring public company expenses. Yosen pays all its expenses in USD, its functional currency. Capital was incorporated on July 22, 2004 under the laws of the BVI. Capital is a holding company and does not have operations. As a result, we determined its functional currency is USD.

Going Concern

The accompanying CFS have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company realized net loss of $(308,625) and $(814,845) for the three and nine months ended September 30, 2016. The Company had accumulated deficit of $50,177,945 as of September 30, 2016. There can be no assurance the Company will become profitable or that it will survive as a public company. These issues raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Principles of Consolidation

The CFS include the accounts of Yosen and its wholly owned subsidiaries Capital, Yosen Trading, Wang Da, Yiwu, Zhejiang, Hangzhou Lamapai, Zhejiang Lamapai, Saizhuo and Ningbo collectively referred to as the Company, of which Yosen Trading, Wang Da, Yiwu are discontinued operating entities, see Note 9. All material intercompany accounts, transactions and profits were eliminated in consolidation.

Noncontrolling Interest

As of September 30, 2016, the Company invested RMB 6,193,541($934,620) in Zhejiang Lamapai and owns 65.9% interest in Zhejiang Lamapai. The 34.1% owned by the third parties is presented as noncontrolling interest.

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

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts was $984,379 (unaudited) and $975,321 as of September 30, 2016 (unaudited) and December 31, 2015, respectively.

Inventories, net

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of September 30, 2016 and December 31, 2015, inventory consisted entirely of finished goods.

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

Automotive	5 years
Office Equipment	5 years

As of September 30, 2016, and December 31, 2015, property and equipment consisted of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)
Automotive	$41,510	$48,253
Office equipment	142,029	152,480
Plant and equipment	190,528	—
Construction in progress	465,338	—
Subtotal	839,404	200,733
Less: accumulated depreciation	(180,112)	(162,029)
Total	$659,292	$38,704

Depreciation expenses for the nine months ended September 30, 2016 and 2015 were $25,536 and $3,936 respectively.

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360, “Property, Plant and Equipment,” which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2016 (unaudited) and December 31, 2015, there were no significant impairments of its long-lived assets.

Construction in progress was the costs advanced to contractors and vendors to design, remodel and construct two new customer experience stores for Zhejiang Lamapai, in Hangzhou and Yiwu. As of September 30, 2016, construction in progress was $465,338 (unaudited). We estimate the total budget to complete the store build up will be $884,091. The Company is expected to spend additional $418,753 until completion.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires the Company disclose estimated fair values (“FVs”) of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of FV.

Short-term Loans

As of September 30, 2016 and (unaudited) December 31, 2015, short-term loans consisted of the following:

	2016	2015
From Bank of Hangzhou, dated July 13, 2016, due on July 12, 2017, with interest rate of 6.96% payable monthly	$374,846	$—

From Bank of Chouzhou, dated July 9, 2016, due on July 10, 2017, with interest 6.00% payable monthly, personally guaranteed by the CEO	749,693	—

Bank loan from Bank of Chouzhou, dated July 16, 2016, due on July 10, 2017 with interest rate of 6.0625% payable monthly, personally guaranteed by the CEO	1,499,385	—

Short term loan dated June 1, 2016, due on November 30, 2016, with bank interest payable monthly, personally guaranteed by the CEO*	449,816	—

Bank loan from Bank of Hangzhou, dated July 11, 2013, due on July 8, 2016, with interest rate of 7.38% payable monthly*	—	$462,200

Bank loan from Bank of Chouzhou, dated July 10, 2015, due on July 8, 2016, with interest rate of 6.0625% payable monthly, personally guaranteed by the CEO*	—	$770,333

Bank loan from Bank of Chouzhou, dated July 20, 2015, due on July 15, 2016, with interest rate of 6.0625% payable monthly, personally guaranteed by the CEO*	—	$1,540,666

Short term loan dated, dated June 1, 2016, due on November 30, 2016, with interest rate of 12% payable monthly	—	$1,540,666
	$3,073,740	$2,773,199

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

The Company records revenues when title and the risk of loss pass to the customer.  Generally, these conditions occur on the date the customer takes delivery of the product.  Revenue is generated from sales of Yosen products through two main revenue streams:

1.	Retail. 91.0%, 94.7%, 81.1% and 86.7% of the Company's revenue came from sales to customers at outlets installed inside department stores as well directly owned stores (i.e. store in store model) during the three and nine months ended September 30, 2016 and 2015, respectively. Revenue is recognized at point of sale.

2.	Wholesale. 9.0% ,5.3%, 18.9% and 13.3% of the Company's revenue came from wholesale during the three and nine months ended September 30,2016 and 2015, respectively. Recognition of income in wholesales is based on the contract terms. Upon purchase of the item by the customer, the Company relieves its inventory and recognizes revenue related to that item.

Sales revenue is therefore recognized on the following basis:

1.	Store in store or direct store:

a.	For goods sold in our directly owned stores, revenue is recognized at point of sale.

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

In light of the aforesaid PRC laws and regulations and the Company's arrangements with suppliers, we do not provide an accrual for any estimated losses on subsequent sale of the return of products.  As a result, we do not assess levels of inventory in the distribution channel, product obsolescence and/or introductions of new products, as none of those factors have any impact on us with respect to estimating losses on subsequent sale of returned goods.  Goods return policy strictly complies with the laws and regulations in China on consumer rights and product quality requirements. If the conditions and requirements as set out in the relevant laws and regulations are met, customers are able to return the goods unconditionally. In such cases, the Company shall accept the returns unconditionally. Goods returned will be redirected back to the manufacturers or suppliers who shall meet all losses on returns in accordance the laws and regulations. The Company will only be responsible for assisting the process of execution of goods return. The Company shall not bear any loss from goods returned. As a result, we do not provide any accrual on subsequent return of goods sold.

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

Shipping and Handling Fees

The Company follows FASB ASC Sub-topic 605-45, “Handling Costs, Shipping Costs”.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of G&A expenses which were $3,223, $7,448, $1,580 and $6,732 for the three and nine months ended September 30, 2016 and 2015, respectively.

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

Management Fees Paid to the Department Stores Under “Store in Store” Model

Under the “store in store” business operation model, the Company may pay management fees to the department stores, which are in the form of service charges. The management fees are reflected in general and administrative expenses. Such management fees were $1,394, $17,958, $16,823 and $76,680 in general and administrative expenses for the three and nine months ended September 30, 2016 and 2015, respectively.

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

 Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. There was no advertising expense for the three months ended September 30, 2015. Advertising expense for the three and nine months ended September 30, 2016 was $2,210 and $11,731.

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

Under FASB Sub-topic ASC 740-10-25, evaluation of a tax position is a two-step process. The first step is to determine if it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements.

Basic and Diluted Earnings (Loss) per Share

Loss per share is calculated in accordance with FASB ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (losses) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. If convertible shares and stock options are anti-dilutive, the impact of conversion is not included in the diluted net income (loss) per share. Excluded from the calculation of diluted earnings (loss) per share for the three and nine months ended September 30, 2016 and 2015 were 3,333 options, as they were not dilutive.

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

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company operated in two segments in the nine months ended September 30, 2016 through Zhejiang and Lamapai entities.: mobile phones and E-commerce business (see Note 13).

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

In August 2014, the FASB issued ASU No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s CFS and disclosures.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, "Balance Sheet Classification of Deferred Taxes". The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not anticipate the adoption of this ASU will have a significant impact on its CFS.

In February 2016, the FASB issued an ASU amending the accounting for leases. The new guidance requires the recognition of lease assets and liabilities for operating leases with terms of more than 12 months, in addition to those currently recorded, on our consolidated balance sheets. Presentation of leases within the consolidated statements of operations and consolidated statements of cash flows will be generally consistent with the current lease accounting guidance. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of the ASU; however, we expect the ASU will have a material impact on our CFS, primarily to the consolidated balance sheets and related disclosures.

In March 2016, the FASB issued an ASU amending the accounting for stock-based compensation and requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of the ASU; however, we expect the ASU will have a material impact on our CFS.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3 – ADVANCES TO SUPPLIERS

Advances to suppliers are advance payments to suppliers for the purchase of inventory.

Note 4 – COMMON STOCK

On September 1, 2015, the Company sold 1,218,076 Units to four investors with each Unit consisting of: (i) one share of common stock, $0.001 par value per share and (ii) a three-year warrant to purchase one share of Common Stock of the Company at $0.75 per share, for an aggregate total purchase price of $913,557. Pursuant to the agreement, 1,218,076 shares of Common Stock and 1,218,076 Warrant were issued in 2015. The Proceeds from the issuance of shares and warrants were assigned to the respective securities based on relative fair values.

On November 16, 2015, the Company sold 66,975 Units to one investor with each Unit consisting of: (i) one share of common stock, $0.001 par value per share and (ii) a three-year warrant to purchase one share of Common Stock of the Company at an exercise price of US$0.75 per share, for an aggregate total purchase price of $50,232. Pursuant to the agreement, 66,975 shares of Common Stock and 66,975 Warrant were issued in 2015. The Proceeds from the issuance of shares and warrants were assigned to the respective securities based on relative fair values.

On March 18, 2016, the Company sold 190,532 Units to two investors with each Unit consisting of: (i) one share of common stock, $0.001 par value per share and (ii) a three-year warrant to purchase one share of Common Stock of the Company at $0.75 per share, for $142,898. Pursuant to the agreement, 190,532 shares of Common Stock and 190,532 Warrant were issued in 2016. The Proceeds from the issuance of shares and warrants were assigned to the respective securities based on relative fair values.

On May 19, 2016, the board approved an amendment to Yosen’s Certificate of Incorporation effecting a one-for-three reverse split of Yosen’s common stock. The reverse split was effective as of September 30, 2016. The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse stock split for all periods presented. In addition, the reverse stock split resulted in an adjustment in the number of shares of common stock issuable upon conversion of our warrants to a 3:1 ratio.

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

Outstanding options and warrants by exercise price consisted of the following as of September 30, 2016:

Outstanding					Exercisable
Exercise Price	Number of Shares		Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options:
$62.4	3,333		0.25	$62.4	3,333	$62.4
Warrants:
$0.75	1,218,076	(1)	2.00	$0.75	1,218,076	$0.75
$0.75	66,975	(2)	2.15	$0.75	66,975	$0.75
$0.75	190,532	(3)	2.35	$0.75	190,532	$0.75

During 2016 and 2015, the Company did not issue any stock options. The 3,333 stock options outstanding as of September 30, 2015 were issued in 2007 to our former director Mr. Kenneth Berents, have a 10 year term and vested immediately upon issuance.

(1) On September 1, 2015, the Company issued stock warrants to purchase 1,218,076 shares of common stock at $0.75 in conjunction with the common stock offering (See Note 5). The stock warrants expire on August 31, 2018. Stock warrants were valued using the Black-Scholes option pricing model. Assumptions used to value the warrants are similar to those used in valuing the stock options as described below.

Term	3 years
Expected volatility	196%
Risk – free interest rate	1.1%
Dividend yield	0%
Weighted-average grant date FV	$0.972

The Company determined the FV of the 1,218,076 warrants was $1,183,970. As of September 30, 2016, warrants to purchase 1,218,076 shares of common stock remained outstanding. These warrants were plain vanilla warrants and were classified as equity.

(2) On November 16, 2015, the Company issued stock warrants to purchase 66,975 shares of common stock at $0.75 in conjunction with the common stock offering (See Note 5). The stock warrants expire on November 15, 2018. Stock warrants were valued using the Black-Scholes option pricing model. Assumptions used to value the warrants are similar to those used in valuing the stock options as described below.

Term	3 years
Expected volatility	203%
Risk – free interest rate	1.2%
Dividend yield	0%
Weighted-average grant date FV	$1.215

The Company determined the FV of the 66,975 warrants was $81,375. As of September 30, 2016, warrants to purchase 66,975 shares of common stock remained outstanding. These warrants were plain vanilla warrants and were classified as equity.

(3) On March 18, 2016, the Company issued stock warrants to purchase 190,532 shares of common stock at $0.75 in conjunction with the common stock offering (See Note 5). The stock warrants expire on March 17, 2019. Stock warrants were valued using the Black-Scholes option pricing model. Assumptions used to value the warrants are similar to those used in valuing the stock options as described below.

Term	3 years
Expected volatility	178%
Risk – free interest rate	1.0%
Dividend yield	0%
Weighted-average grant date FV	$1.086

The Company determined the FV of the 190,532 warrants was $206,917. As of September 30, 2016, warrants to purchase 190,532 shares of common stock remained outstanding. These warrants were plain vanilla warrants and were classified as equity.

Note 6 - INCOME TAXES

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense or penalties recognized during the three and nine months ended September 30, 2016 and 2015.

The US operating entity Yosen Group is subject to the US federal income tax at 34%. Yosen Group does not conduct any operations and only incurs public company expenses, such as legal fees, accounting fees, investor relations expenses and filing fees. In the three and nine months ended September 30, 2016, the US operating subsidiaries incurred a net operating loss of $45,576 and $95,536. As a result, $15,496 and $32,482 of deferred tax assets and valuation allowance were recorded in the three and nine months ended September 30, 2016.

The PRC operating subsidiaries, Zhejiang and Lamapai entities are subject to the PRC income tax at 25%. In the three and nine months ended September 30, 2016, PRC operating subsidiaries incurred a net operating loss of $372,216 and $878,782. Management believes it is more likely than not that the subsidiaries will not be able to benefit from the deferred tax assets in association with the operating losses. As a result, $93,054 and $219,695 of deferred tax assets and valuation allowance were recorded in the three and nine months ended September 30, 2016.

The components of deferred tax assets and liabilities as of September 30, 2016 (unaudited) and December 31, 2015 were as follows:

	2016	2015
Deferred tax assets:	(Unaudited)
U.S. net operating losses	$32,482	$132,459
PRC net operating losses	219,615	263,327
Bad debt	—	4,791
Total deferred tax assets	252,097	400,577
Less valuation allowance	(252,097)	(400,577)
	$—	$—

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate for the three months ended September 30, 2016 and 2015 is as follows:

	2016	2015
Tax (Credit) at US Statutory Rate	(34.0)%	(34.0)%
Tax rate difference	8.1%	9.0%
Valuation allowance	25.9%	25.0%
Effective rate	—%	—%

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate for the nine months ended September 30, 2016 and 2015 is as follows:

	2016	2015
Tax (Credit) at US Statutory Rate	(34.0)%	(34.0)%
Tax rate difference	8.2%	6.8%
Valuation allowance	25.8%	27.2%
Effective rate	—%	—%

Note 7 - COMMITMENTS

The Company leases office facilities and stores under operating leases that terminate through 2019. Rent expenses for the three months ended September 30, 2016 and 2015 were $149,467 and $85,714. Rent expenses for the nine months ended September 30, 2016 and 2015 were $259,050 and $194,458, respectively.

The future minimum obligations under these agreements are as follows by years as of September 30, 2016:

2017	209,169
2018	220,125
2019	231,082
Total	$660,376

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

Statutory reserve funds are restricted to offset against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2016, the Company had allocated $11,542,623 to these non-distributable reserve funds.

Note 9 – DISCONTINUED OPERATIONS

Letong ceased operations in 2011, Yiwu in 2013, Wang Da and Yosen Trading in 2015. As a result, Letong, Yiwu , Wang Da and Yosen Trading met the conditions to be reported as discontinued operations in the financial statements, and accordingly, the results of operations have been reclassified for all periods to conform to the current period's presentation.

The following table summarizes the assets and liabilities of the discontinued operations as of September 30, 2016 (unaudited) and December 31, 2015 included in the Consolidated Balance Sheets:

	2016	2015
Cash	$17,544	$30,714
Accounts receivable	842	329,220
Prepaid expenses and other receivables	—	17,958
Property, plant and equipment	22,505	29,812
Total assets	40,891	510,550

Short-term loans	2,249,078	786,931
Accounts payable	126,005	220,237
Advance from suppliers	10,107	57,581
Accrued expenses and other payable	16,462	6,351
Advance from CEO	7,797	—
Total liabilities	2,409,449	2,632,259
Net assets	$(2,368,558)	$(2,121,709)

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015 (unaudited):

	Three Months Ended September 30,
	2016	2015
Sales, net	$—	$303,987
Cost of sales	—	216,956
Gross profit (loss)	—	87,031
General and administrative expenses	(715)	(92,409)
Loss from discontinued operations	(715)	(5,378)
Other income (expenses)	(33,980)	(30,095)
Loss before income taxes	(34,695)	(35,473)
Provision for income taxes	—
Net loss from discontinued operations, net of income tax	$(34,695)	$(35,473)

	Nine Months Ended September 30,
	2016	2015
Sales, net	$—	$534,697
Cost of sales	—	473,414
Gross profit (loss)	—	61,283
General and administrative expenses	(19,995)	(229,015)
Loss from discontinued operations	(19,995)	(167,732)
Other income (expenses)	(95,113)	(115,610)
Loss before income taxes	(115,108)	(283,342)
Provision for income taxes	—	—
Net loss from discontinued operations, net of income tax	$(115,108)	$(283,342)

Note 10- OTHER COMPREHENSIVE INCOME

Other comprehensive income as included in stockholders’ deficit for the three and nine months ended September 30, 2016 and 2015, foreign currency translation adjustment.

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

Note 12 - MAJOR CUSTOMERS, VENDORS AND CREDIT RISK

During the three months ended September 30, 2016, two customers accounted for more than 10% of the Company’s sales, representing 26.3% and 23.9%, respectively of the Company’s sales. During the nine months ended September 30, 2016, two customers accounted for more than 10% of the Company’s sales, at 42.7% and 24.0%. As of September 30, 2016, two vendors comprised more than 10% of the Company’s accounts payable, at 14.7% and 10.6% of the Company’s accounts payable. As of September 30, 2016, no customer accounted for more than 10% of the Company's accounts receivable.

During the three months ended September 30, 2015, three customers accounted for more than 10% of the Company’s sales, at 28.3%, 25.2% and 14.5%, respectively of the Company’s sales. During the nine months ended September 30, 2015, two customers accounted for more than 10% of the Company’s sales, which represented 40.1% and 18.0%, respectively of the Company’s sales. As of September 30, 2015, two customers comprised more than 10% of the Company’s accounts receivable, which represented 80.8% and 18.6%, respectively. As of September 30, 2015, two vendors comprised more than 10% of the Company’s accounts payable, which represented 76.9% and 11.8%, respectively.

Note 13 - SEGMENT INFORMATION

Zhejiang focuses on selling Samsung and Apple and other brand name mobile phones in PRC. In September 2015, the Company established Hangzhou Lamapai and Zhejiang Lamapai for cross border E-commerce business. Hangzhou Lamapai, Zhejiang Lamapai, Saizhuo and Ningbo collectively are referred as Lamapai entities. Lamapai entities are the operating entities for the Company's E-commerce business. As a result, we have two reportable segments - mobile phones and E-commerce in the three and nine months ended September 30, 2016.

The following table presents summarized information by segment:

	Three Months Ended September 30, 2016
	Mobile	E-Commerce
	Phones	Business	Other	Total
Sales, net	$797,222	$393,826	$—	$1,191,048
Cost of sales	(780,180)	(327,235)	—	(1,107,415)
Gross profit	17,042	66,591	—	83,633
Selling, general and administrative expenses	(48,745)	(394,404)	(45,406)	(488,556)
Loss from continuing operations	(31,703)	(327,813)	(45,406)	(404,922)
Other Income (expense)	1,321	(14,021)	(170)	(12,870)
Provision for income taxes	—	—	—	—
Net loss from continuing operations	(30,382)	(341,834)	(45,576)	(417,792)
Net loss from discontinued operations	—	—	—	(34,694)
Net loss including noncontrolling interest	$(30,382)	$(341,834)	$(45,576)	$(452,486)

	Nine Months ended September 30, 2016
	Mobile	E-Commerce
	Phones	Business	Other	Total
Sales, net	$3,679,685	$587,889	$—	$4,267,574
Cost of sales	(3,623,491)	(484,381)	—	(4,107,872)
Gross profit	56,194	103,508	—	159,702
Selling, general and administrative expenses	(186,024)	(822,095)	(94,933)	(1,103,052)
Loss from continuing operations	(129,830)	(718,587)	(94,933)	(943,350)
Other Income (expense)	(15,937)	(14,427)	(603)	(30,967)
Provision for income taxes	—	—	—	—
Net (loss) from continuing operations	(145,767)	(733,014)	(95,536)	(974,317)
Net loss from discontinued operations		—		(115,108)
Net loss including noncontrolling interest	$(145,767)	$(733,014)	$(95,536)	$(1,089,425)

	September 30, 2016	December 31, 2015
Mobile Phones	$1,009,775	$1,542,222
E-commerce	2,304,479	—
Other	(287,356)	1,545,792
Total Assets	3,026,898	3,088,014

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

In 2007 we began operating r a “store in store” business model. The “store in store” business model resulted in expanded marketing channels, thus, stimulated the growth of sales in 2007 and 2008. We were only engaged in the resale and distribution of third party products and generated 100% of our revenue from resale of items such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPods, electronic dictionaries, CD players and audio systems. We used to operate “stores in stores” under the brand names Hangzhou Wang Da, Yiwu YongXin, Shanghai Joy & Harmony, Hangzhou Sanhe and Zhejiang Yongxin. However, starting in 2009, we had declining sales under the model due to increased competition from direct stores and large department stores and the impact of the economic slowdown. As a result, we closed Shanghai Joy & Harmony and Hangzhou Sanhe in 2011. Yiwu YongXin ceased operation in 2012 and Wang Da ceased operation in 2013.

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

On April 23, 2015, the Company established a wholly owned subsidiary Hangzhou Yongxin Lamapai E-commerce Co., Ltd (“Hangzhou Lamapai”). On September 24, 2015, Hangzhou Lamapai established a new company Zhejiang Yongxin Lamapai E-commerce Co., Ltd (“Zhejiang Lamapai”). In the first quarter of 2016, Zhejiang Lamapai established two new companies Ningbo Yongxin Lamapai E-commerce Co. Ltd ("Ningbo") and Hangzhou Saizhuo brand management Co., Ltd ("Saizhuo"). Hangzhou Lamapai, Zhejiang Lamapai, Saizhuo and Ningbo, collectively are referred as Lamapai entities ("Lamapai entities"). The Company invested RMB6,193,541(USD 970,436) to Zhejiang Lamapai. As a result of the investment, the Company owns 65.9% of Zhejiang Lamapai as of September 30, 2016.

As of September 30, 2016, we operated 7 “stores in stores”, under the brand name Zhejiang YongXin, selling primarily Apple and Samsung products. The Company also opened 1 direct store under Hangzhou Lamapai and 1 direct store under Saizhuo for imported products.

On September 30, 2016, we received confirmation from the Secretary of State of the State of Nevada that the Certificate of Change Pursuant to NRS 78.209 (the “Certificate of Change”) to our Amended and Restated Articles of Incorporation to effect a reverse split of our common stock, $0.001, par value per share (the “Common Stock”), at a ratio of 1-for-3 with all fractional shares rounded up to the next whole share (the “Reverse Stock Split”) was duly filed on September 30, 2016. Immediately prior to the Reverse Stock Split, we had 29,719,277 shares of Common Stock outstanding. After the Reverse Stock Split, we had 9,907,818 shares outstanding.

Results of Operations for the Three Months Ended September 30, 2016 and 2015

Reportable Operating Segments

Our subsidiary Zhejiang invested RMB 6,193,541 (USD 970,436) to Zhejiang Lamapai. As of September 30, the Company owns 65.9% of equity interest in Zhejiang Lamapai. As a result, we had two reportable segments: mobile phones through Zhejiang and E-commerce through Zhejiang Lamapai.

a)	Mobile phones
b)	E-commerce

a)	Mobile phones

Zhejiang focuses on distribution of Samsung and Apple brand products.

	Three Months Ended September 30,		Percentage
Mobile phones	2016	2015	Change
Revenue	$797,222	$1,213,646	(34.3)%
Gross Profit	$17,042	$45,746	(62.7)%
Profit Margin	2.1%	3.8%	(1.7)%
Operating Loss	$(31,703)	$(45,709)	30.6%

	Nine Months Ended September 30,		Percentage
Mobile phones	2016	2015	Change
Revenue	$3,679,685	$5,343,433	(31.1)%
Gross Profit	$56,194	$201,521	(72.1)%
Profit Margin	1.5%	3.8%	(2.3)%
Operating Loss	$(129,830)	$(121,964)	(6.4)%

For the three months ended September 30, 2016, Mobile phones generated revenue of $797,222, a decrease of $416,424 or 34.3% compared to $1,213,646 for the three months ended September 30, 2015. For the nine months ended September 30, 2016, Mobile phones generated revenue of $3,679,685, a decrease of $1,663,748 or 31.1% compared to $5,343,433 for the nine months ended September 30, 2015. The decrease in revenue was primarily due to closing of 10 store in stores and lack of new products introduced by Apple and Samsung in the nine months ended September 30, 2016.

Gross profit decreased $28,705 or 62.7% from $45,746 for the three months ended September 30, 2015 to $17,042 for the three months ended September 30, 2016. Profit margin decreased from 3.8% in the three months ended September 30, 2015 to 2.1% in the three months ended September 30, 2016, a decrease of 1.7%.  Gross profit decreased $145,328 or 72.1% from $201,521 for the nine months ended September 30, 2015 to $56,194 for the nine months ended September 30, 2016. Profit margin decreased from 3.8% in the nine months ended September 30, 2015 to 1.5% in the nine months ended September 30, 2016, a decrease of 2.3%.  The decrease in gross profit was a result of the decrease in sales price and unit cost remained flat.

Operating loss was $31,703 for the three months ended September 30, 2016, a decrease of $14,006 or 30.6% compared to operating loss of $45,709 for the three months ended September 30, 2015. Operating loss was $129,830 for the nine months ended September 30, 2016, compared to $121,964 for the nine months ended September 30, 2015. Change in operating losses was primarily due to change in management fee, labor cost and rent expenses.

b)	E-commerce

Zhejiang Lamapai is engaged in cross-border online to offline (“O2O”) distribution. Lamapai entities distribute a variety of imported products including but not limited to Digital products, baby products, health nutrition and frozen food and etc. Lamapai entities sell the products through its online store, applications on mobile devices and also in physical stores. In May 2016, Zhejiang Lamapai opened 1 store in Yiwu. In June 2016, Saizhuo opened 1 store in Hangzhou. Ningbo did not have operation in the nine months ended September 30, 2016.

	Three Months Ended September 30,
E-Commerce	2016
Revenue	$393,826	$—
Gross Profit	$66,591	$—
Profit Margin	16.9%	—
Operating Loss	$(327,813)	$—

	Nine Months Ended September 30,
E-Commerce	2016
Revenue	$587,889	$—
Gross Profit	$103,508	$—
Profit Margin	17.6%	—
Operating Loss	$(718,587)	$—

Total Company

Net Sales

Net sales for the three months ended September 30, 2016 was $1,191,048, a decrease of $22,598 or 1.86% compared to $1,213,646 for the three months ended September 30, 2015. Net sales for the nine months ended September 30, 2016 was $4,267,574, a decrease of $1,075,859 or 20.1% compared to $5,343,433 for the nine months ended September 30, 2015. The decrease was attributable to Zhejiang closing 10 stores and lack of new products introduced by Apple and Samsung in the nine months ended September 30, 2016. Lamapai entities opened two stores in the second quarter of 2016. The stores started operations and generated revenue of $590,550, which offset the decreased sales in Zhejiang.

Percentage of Sales

Percentage of sales from retail and wholesale operations for each segment is as follows in the three months ended September 30, 2016:

	Mobile Phones	E-commerce	Total
Retail	82%	100%	91%
Wholesale	18%	—	9%

Percentage of sales from retail and wholesale operations for each segment is as follows in the nine months ended September 30, 2016:

	Mobile Phones	E-commerce	Total
Retail	89.4%	100%	94.7%
Wholesale	10.6%	—	5.3%

Percentage of sales from retail and wholesale operations for each segment is as follows in the three months ended September 30, 2015:

	Mobile Phones	E-commerce	Total
Retail	81.1%	—%	81.1%
Wholesale	18.9%	—	18.9%

Percentage of sales from retail and wholesale operations for each segment is as follows in the nine months ended September 30, 2015:

	Mobile Phones	E-commerce	Total
Retail	86.7%	—%	86.7%
Wholesale	13.3%	—	13.3%

Cost of Sales

Cost of sales (“COS”) for the three months ended September 30, 2016 was $1,107,415 compared to $1,167,900 for the three months ended September 30, 2015, a decrease of 5.18%. COS for the nine months ended September 30, 2016 was $4,107,872 compared to $5,141,912 for the nine months ended September 30, 2015, a decrease of 20.1%. The decreased COS for the three and nine months was a result of the decrease in sales from the comparable periods.

Gross Profit

Gross profit for the three months ended September 30, 2016 was $83,633 compared to gross profit of $45,746 for the three months ended September 30, 2015, an increase of 82.82%. Gross profit for the nine months ended September 30, 2016 was $159,702 compared to gross profit of $201,522 for the nine months ended September 30, 2015, a decrease of 20.8%. The decreased gross profit for the three and nine months ended September 30, 2016 was due to lower gross profit generated from mobile phone sales and the international trade business.

Profit Margin

Profit margin for the three months ended September 30, 2016 was 7.0% compared to 3.8% for the three months ended September 30, 2015. Profit margin for the nine months ended September 30, 2016 was 3.7% compared to 3.8% for the nine months ended September 30, 2015. The profit margin increase was mainly attributed to higher gross margin in the E-Commerce business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2016 were $488,555 or 41.0% of net sales, compared to $91,455 or 7.5% of net sales for the three months ended September 30, 2015, an increase of 434.2% of sales. Selling, general and administrative expenses for the nine months ended September 30, 2016 were $1,103,052 or 25.8% of net sales, compared to $454,735 or 8.5% of net sales for the nine months ended September 30, 2015, an increase of 142.6% of sales. The increase in selling, general and administrative expenses was primarily due to general administrative expenses related opening new stores for Zhejiang Lamapai and Saizhuo.

Operating Loss from Continuing Operations

Operating loss for the three months ended September 30, 2016 was $(404,922) or (34.0)% of net sales compared to $(45,709) or (3.8)% of net sales for the three months ended September 30, 2015. Operating loss for the nine months ended September 30, 2016 was $(943,350) or (22.1)% of net sales compared to $(253,213) or (4.7)% of net sales for the nine months ended September 30, 2015. Increase in general administrative expenses in association with opening new stores for Zhejiang Lamapai and Saizhuo was the key factors for the increase in operating loss from continuing operations during the three and nine months ended September 30, 2016 compared to 2015.

Other (Income) Expense

Total other expense was $12,870 for the three months ended September 30, 2016 compared to $9,286 for same period in 2015. Total other expense was $30,967 for the nine months ended September 30, 2016 compared to $35,437 for same period in 2015.

Provision for Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2016 and 2015 were $0 due to losses incurred by Zhejiang and Lamapai entities.

Net Loss from Continuing Operations

Net loss from continuing operations was $(417,792) for the three months ended September 30, 2016 compared to $(54,995) for the three months ended September 30, 2015. Net loss from continuing operations was $(974,317) for the nine months ended September 30, 2016 compared to net loss of $(288,650) for the nine months ended September 30, 2015. Additional general administrative expenses relating to opening new stores for Zhejiang Lamapai and Saizhuo were the key factors for the increase in net loss from continuing operations during the three and nine months ended September 30, 2016 compared to 2015.

Net Loss from Discontinued Operations

Net loss from discontinued operations for the three months ended September 30, 2016 was $(34,694) compared to $(35,472) for 2015, a decrease of $778. Net loss from discontinued operations for the nine months ended September 30, 2016 was $(115,108) compared to $(283,342) for 2015, a decrease of $168,234. Net Loss from discontinued operations decreased primarily due to Zhejiang's closing store in stores to cut losses.

Net Loss including noncontrolling interest

Net loss including noncontrolling interest was $(452,486) for the three months ended September 30, 2016 compared to $(90,467) for the three months ended September 30, 2015. Net loss including noncontrolling interest was $(1,089,425) for the nine months ended September 30, 2016 compared to $(571,992) for the nine months ended September 30, 2015. The increase in net loss was due to decrease in gross profit and increase in operating expenses

Net loss attributable to noncontrolling interest

Net loss attributable to noncontrolling interest was $(143,881) and $(274,580) in the three and nine months ended September 30, 2016 and $0 in 2015. Net loss attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-Yosen ownership interests in Yosen's consolidated entities - Zhejiang Lamapai, Hangzhou Lamapai, Saizhuo and Ningbo.

Net loss attributable to Yosen Group

Net loss attributable to Yosen Group was $(308,605) in the three months ended September 30, 2016 compared to $(90,467) in the three months ended September 30, 2015. Net loss attributable to Yosen Group was $(814,845) in the nine months ended September 30, 2016 compared to $(571,992) in the nine months ended September 30, 2015. The increase in net loss was attributable to losses incurred by Lamapai entities.

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

	Nine Months Ended September 30,
	2016	2015
RMB/$ exchange rate at period end	0.1499	0.1574
Average RMB/$ exchange rate for the periods	0.1520	0.1623

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated results of operations. As a result of the translation, Yosen recorded a foreign currency gain of $40,177 in the three months ended September 30, 2016 compared to a foreign currency loss of $107,712 in 2015. Yosen recorded a foreign currency gain of $75,499 in the nine months ended September 30, 2016 and $88,335 in 2015, which is a separate line item on the Statements of Operations and Comprehensive Loss.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations. Cash and equivalents were $184,886 at September 30, 2016, compared to $738,611 at December 31, 2015.

Our cash flows for the nine month periods are summarized as follows:

	Nine Months Ended September 30,
	2016	2015
Net cash provided by (used in) operating activities	$(967,333)	$2,727
Net cash used in investing activities	(660,566)	$—
Net cash provided by (used in) financing activities	1,008,607	(1,046,980)
Effect of exchange rate change on cash and equivalents	65,567	(15,192)
Net decrease in cash and equivalents	(553,725)	(1,059,445)
Cash and equivalents at beginning of period	738,611	1,557,586
Cash and equivalents at end of period	$184,886	$498,141

Operating Activities

Net cash used in operating activities was $967,333 for the nine months ended September 30, 2016 compared to $472,227 provided by operating activities for the nine months ended September 30, 2015, a 104.8% decrease.  Net cash used in operating activities was mainly attributable to several factors, including (i) a decrease in accrued expenses of $604,702; (ii)increase in inventories of $724,896, offset by the decrease in advance to suppliers of $224,859 and accounts receivable of $203,469, and increase in accounts payable of 795,849 add back depreciation of 25,536.

	Nine Months Ended September 30,
	2016	2015	Percentage Change

Sales, Net	$4,267,574	$5,343,433	20.1%

Accounts receivable	$19,856	$224,787	91.2%

Accounts receivable decreased 91.2% in the nine months ended September 30, of 2016 while sales decreased 20.1%. Management monitors and periodically assesses the collectability of accounts receivable to ensure the allowance for bad debts account is reasonably estimated. Collection of accounts receivable is based on the terms of legal binding documents. Our accounts receivable department has periodically reviewed the allowance for doubtful accounts. The bad debts allowance is based on the aging of receivables, credit history and credit quality of the customers, the term of the contracts as well as the balance outstanding. If an account receivable item is considered probable to be uncollectible, it will be charged to bad debts immediately.

Investing Activities

	Nine Months Ended September 30,
	2016	2015
Net cash used in investing activities	$(660,566)	$—

Net cash used in investing activities in the nine months ended September 30, 2016 and 2015 was $660,566 and $0. The investment activities in the nine months ended September 30, 2016 were mainly attributed to construction of new customer experience stores for Zhejiang Lamapai.

Financing Activities

The Company received $270,909 from equity financing and $379,933 from short term loans in the nine months ended September 30, 2016. The Company had received an advance to related party of $357,765 as of September 30, 2016 compared to payment to related party of $442,804 on September 30, 2015.

	Nine Months Ended September 30,
	2016	2015
Net cash provided by (used in) financing activities	$1,008,607	$(1,046,980)

Net decrease in Cash and Equivalents

	Nine Months Ended September 30,
	2016	2015
Net decrease in cash and equivalents	$(553,725)	$(1,059,445)

Cash and Equivalents

	Nine Months Ended September 30,
	2016	2015
Cash and equivalents	$184,886	$498,141

Cash and equivalents as of September 30, 2016 and December 31, 2015 were solely bank accounts in US and China. Specifically, cash and equivalents for each subsidiary as of September 30, 2016 and December 31, 2015 included:

Name of Entity	Region	Currency	September 30, 2016	December 31, 2015
Yosen Group	US entity	USD	68,165	111,498
Capital	BVI entity	USD	—	—
Yosen Trading	US entity	USD	5,413	220,225
Zhejiang	Chinese entity	RMB	138,662	74,768
Yiwu	Chinese entity	RMB	60,492	4,948
Wang Da	Chinese entity	RMB	20,418	25,194
Zhejiang Lamapai	Chinese entity	RMB	459,079	2,536,078
Hangzhou Lamapai	Chinese entity	RMB	—	—
Saizhuo	Chinese entity	RMB	48,826	—
Ningbo	Chinese entity	RMB	14,878	—

Cash equivalents held in the PRC subsidiaries are not freely transferrable outside the country. The amounts not freely transferable as of September 30, 2016 and December 31, 2015 were RMB 742,355 ($111,308) (unaudited) and RMB2,640,989 ($406,888).

Capital Expenditures

We had capital expenditure of $660,566 for the first nine months of 2016 mainly attributable to the construction of new customer experience store for Zhejiang Lamapai.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our CFS, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these CFS requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimates are made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur, could materially impact the consolidated financial statements. We believe the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the CFS.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures as of September 30, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal controls identified in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2016 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibit No.	Document Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101	The following financial statements from China 3C Group’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 formatted in XBRL (extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Operations and Comprehensive Loss (unaudited); (iii) the Consolidated Statements of Cash Flows (unaudited); and, (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOSEN GROUP, INC.

Date: November 15, 2016	By:	/s/ Zhenggang Wang
Name: Zhenggang Wang
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 15, 2016	By:	/s/ Weiping Wang
Name: Weiping Wang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

