Form 10-K
period 2016-12-31
Yosen Group, Inc.
filed 2017-04-03
CIK 1076784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

  ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the 9,906,425 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $8,915,782 as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $0.90 per share, as reported on the OTC Bulletin Board.

As of March 30, 2017, there were 11,057,918 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None.

1

YOSEN GROUP, INC.

Forward Looking Statements

We have included and from time to time may make in our public filings, press releases or other public statements, certain statements, including, without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 “forward-looking statements”. In some cases these statements are identifiable through the use of words such as “anticipate,”“believe,” “estimate,” “expect,” “intend,” “plan,”“project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts nor guarantees or assurances of future performance and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. You are therefore cautioned not rely on these forward-looking statements.

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

In 2007 we began operating under “store in store” business model. The “store in store” business model resulted in expanded marketing channels, thus, stimulated the growth of sales in 2007 and 2008. We were only engaged in the resale and distribution of third party products and generated 100% of our revenue from resale of items such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPods, electronic dictionaries, CD players and audio systems. We operate “stores in stores” under the brand names Hangzhou Wang Da, Yiwu YongXin and Zhejiang Yongxin. However, starting in 2009, we had declining sales under the model due to increased competition from direct stores and large department stores and the impact of the economic slowdown. As a result, Yiwu YongXin ceased operation in 2012 and Wang Da ceased operation in 2013. Zhejiang is the only entity operating under the “store in store” business model.

Under the stores in stores model, we distribute our products mainly via the so-called concessionaire agreements with larger department stores, supermarkets, large electronics retail stores, and other retailers. Under this model, companies like Yosen own their own outlets within larger stores and in so doing assume responsibility for most financial and operational aspects of those outlets including capital cost, inventory, wages, product selections, pricing, and general management. Our retail partners are compensated via margin they earn on the products we sell. This model is similar to that employed by many department stores in the US. However, it is different from the model found at large electronics retailers like Best Buy and general retailers like Wal-Mart. We found that many investors are curious as to why the model in China differs from that in the US. We believe the main reasons are:

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

On December 21, 2012, we received confirmation from the Secretary of State of the State of Nevada that the Certificate of Change Pursuant to NRS 78.209 (the “Certificate of Change”) to our Amended and Restated Articles of Incorporation to effect a reverse split of our common stock, $0.001, par value per share (the “Common Stock”), at a ratio of 1-for-5 with all fractional shares rounded up to the next whole share (the “Reverse Stock Split”) was filed on December 21, 2012. Immediately prior to the Reverse Stock Split, we had 93,911,327 shares of Common Stock outstanding. After the Reverse Stock Split, we had 18,782,356 shares outstanding. Pursuant to the Reverse Stock Split, the number of authorized shares of our Common Stock was reduced from 100,000,000 to 20,000,000 shares of Common Stock. Each shareholder's percentage ownership interest in the Company and proportional voting power remained unchanged after the Reverse Stock Split except for minor changes and adjustments resulting from rounding up the fractional shares.

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

On January 6, 2015 the Company established a US based wholly-owned subsidiary, Yosen Trading Inc., a New York corporation (“Yosen Trading”), for the purpose of engaging primarily in international trade and wholesale business, initially with tile, kitchen cabinet, granite and marble products. Yosen Trading ceased operation in 2015.

On April 23, 2015, the Company established a wholly owned subsidiary Hangzhou Yongxin Lamapai E-commerce Co., Ltd (“Hangzhou Lamapai”). On September 24, 2015, Hangzhou Lamapai established a new company Zhejiang Yongxin Lamapai E-commerce Co., Ltd (“Zhejiang Lamapai”). In the first quarter of 2016, Zhejiang Lamapai established two new companies Ningbo Yongxin Lamapai E-commerce Co. Ltd ("Ningbo") and Hangzhou Saizhuo brand management Co., Ltd ("Saizhuo"). Hangzhou Lamapai, Zhejiang Lamapai, Saizhuo and Ningbo, collectively are referred as Lamapai entities ("Lamapai entities"). The Company invested RMB6,193,541(USD 970,436) to Zhejiang Lamapai. As a result of the investment, the Company owns 64.8% of Zhejiang Lamapai as of December 31, 2016.

On August 26, 2016, we received confirmation from the Secretary of State of the State of Nevada that the Certificate of Change Pursuant to NRS 78.209 (the “Certificate of Change”) to our Amended and Restated Articles of Incorporation to effect a reverse split of our common stock, $0.001, par value per share (the “Common Stock”), at a ratio of 1-for-3 with all fractional shares rounded up to the next whole share (the “Reverse Stock Split”) was duly filed. Immediately prior to the Reverse Stock Split, we had 29,292,527 shares of Common Stock outstanding. After the Reverse Stock Split, we had 9,764,176 shares outstanding. Each shareholder's percentage ownership interest in the Company and proportional voting power remained unchanged after the Reverse Stock Split except for minor changes and adjustments resulting from rounding up the fractional shares.

Organizational Structure

Yosen Group, Inc. (the “Company” or “Yosen”) was incorporated on August 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited (“Capital”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang YongXin Digital Technology Company Limited (“Zhejiang”), Yiwu YongXin Communication Limited (“Yiwu”), Hangzhou Wang Da Electronics Company Limited (“Wang Da”) were incorporated under the laws of the Peoples Republic of China (“PRC” or “China”) on July 11, 2005, July 18, 1997, March 30, 1998, respectively. Zhejiang set up a new operating entity, Hangzhou Letong Digital Technology Co., Ltd. (“Letong”) on March 10, 2009. On January 6, 2014 the Company established Yosen Trading Inc. (“Yosen Trading”), its wholly owned US based subsidiary in New York. On April 23, 2015, the Company established a wholly owned subsidiary Hangzhou Yongxin Lamapai E-commerce Co., Ltd (“Hangzhou Lamapai”). On September 24, 2015, Hangzhou Lamapai established a new company Zhejiang Yongxin Lamapai E-commerce Co., Ltd (“Zhejiang Lamapai”). In 2016, Zhejiang Lamapai established Ningbo Yongxin Lamapai E-commerce Co. Ltd ("Ningbo") and Hangzhou Saizhuo brand management Co., Ltd ("Saizhuo"). Hangzhou Lamaipai, Zhejiang Lamapai, Saizhuo and Ningbo are collectively referred as Lamapai entities ("Lamapai entities"). The Company invested RMB 6,193,541 to Zhejiang Lamapai. As a result of the investment, the Company owns 64.8% of Zhejiang Lamapai as of December 31, 2016.

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

As a result, we have only two operating Chinese subsidiaries, Zhejiang and Lamapai entities. Zhejiang focuses on distributing Samsung and Apple brand products. Zhejiang sells products mostly through retail stores, with a small percentage sold directly to distributors on a wholesale basis. We operate most of our retail operations through our “store in store” model. Under this model, the Company leases space in major department stores and retailers. Leasing costs can vary based on the percentage of sales, or can be fixed. In 2016 and 2015, all of our stores in stores leases were variable based on sales. Lamapai entities operate as a cross-border online to offline (“O2O”) platform. Lamapai entities distribute a variety of imported products including but not limited to Digital products, baby products, health nutrition and frozen food. Lamapai entities sell the products through its online store, applications on mobile devices and also in physical stores.

5

Our corporate structure as of December 31, 2016 was as follows:

* These entities ceased operation during 2011.

** This entity ceased operation during 2012.

*** This entity ceased operation during 2014.

**** This entity ceased operation during 2015.

Our Business

Information about Our Segments

As of December 31, 2016, the Company owns 64.8% of equity interest in Lamapai entities. As a result, we had two reportable segments: mobile phones through Zhejiang and E-commerce through Zhejiang Lamapai.

 Zhejiang

Zhejiang focuses on selling Samsung and Apple brand products in PRC. Zhejiang had 6 retail locations in 2016.

The five largest suppliers and customers for Zhejiang in 2016 were:

Top 5 suppliers	Top 5 customers
Hangzhou Linhailiang Digital Communication Technology Co. Ltd	Lianhua Supermarket Holdings Co. Limited
Hangzhou Pushun Digital Communication Technology Co. Ltd	Lianhua Supermarket Holdings Co. Limited Gongshu Shiji Co. Limited
Hangzhou Yiyu Digital Communication Technology Co. Ltd	Hangzhou Lianhua Fresh Supermarket
Hangzhou Minjie Digital Communication Technology Co. Ltd	Shanghai Qianlan Digital
Zhejiang Qiku Communication Technology Co. Ltd	Zhejiang Shiji Lianhua Supermarket Holdings Co. Limited Hangzhou branch

The five largest suppliers contributed 73.9% of our purchases, two of which accounted for more than 10%, representing 29.5% and 21.5%, respectively. The five largest customers contributed 90.6% of revenues of Zhejiang in 2016, two of which accounted for more than 10%, representing 45.9% and 30.5%, respectively. The loss of any of these two major customers will have a material adverse effect on the Company’s business and operations.

The main competitors of Zhejiang include Ningbo Haishu Xunda Communications Equipment Co., Ltd, Hangzhou Jingjie Telecom Technology Co., Ltd, Phone World Digital Chain Group Co., Ltd., Zhejiang Gomei Electronics Group Co., Ltd and Hangzhou Baodian Mobile Phones Co., Ltd.

Lamapai entities

Lamapai entities operate as a cross-border online to offline (“O2O”) platform. Lamapai entities distribute a variety of imported products including but not limited to Digital products, baby products, health nutrition and frozen food and etc. Lamapai entities sell the products through its online store, applications on mobile devices and also in physical stores.

The main competitors of Lamapai entities include Zhejiang Cereals, Oils & Foodstuffs Import & Export Co., Ltd. (ZJCOF), Zhejiang Mercer Business Management Co., Ltd, Zhejiang YinTai E-Commerce Co., Ltd, Hangzhou Lianhua Huashang Group Co., Ltd, Wenzhou Huiligou Department Store Co., Ltd.

Financial information about our segments is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 16, Segment Information, of the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

Customers

Two customers accounted for 10% or more of our total revenue in 2016, representing 35.4% and 23.5% respectively. Therefore, the loss of any one of these two customers would have a material impact on our business.

Backlog

We do not have a material amount of backlog orders as of December 31, 2016.

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

Environmental Matters

We are subject to China’s National Environmental Protection Law, as well as a number of other national and local laws and regulations regulating air, water and noise pollution and setting pollutant discharge standards. We believe that all our operations are in material compliance with all applicable environmental laws. We did not incur any costs to comply with environmental laws in 2016 or 2015.

Employees

The Company currently has 106 employees, all of whom are full time. Zhejiang has 24 employees, Zhejiang Lamapai 49 and Saizhuo 23, all of whom are full-time.

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

Our business will be harmed if we are unable to maintain our supplier alliance agreements. We have exclusive licensing/distribution agreements with key suppliers in a number of product categories in Eastern China, in particular Zhejiang and Jiangsu provinces and Shanghai City. Our business will be harmed if we are unable to maintain these agreements or are limited in our ability to gain access to additional agreements with suppliers with terms as favorable as our current agreements.

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

We have a material weakness in our internal control over financial reporting (“ICFR”), and if we fail to maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may be adversely affected. We and our independent registered public accounting firm, in connection with the audit of the consolidated financial statements for 2016 and 2015, identified the following material weaknesses in our ICFR: the ability of the Company to record transactions and provide disclosures in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

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

We may not be able to continue to operate as a going concern. We incurred a net loss of $1.5 million for the year ended December 31, 2016. We also had a stockholders' deficit of $2.5 million as of December 31, 2016. These conditions raise a substantial doubt as to whether we can continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our registered independent public accountants have included an emphasis of matter paragraph in their report on the financial statements relating to our ability to continue as a going concern.

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

Because we do not intend to pay cash dividends on our common stock, stockholders will not be able to receive a return on their shares unless they sell them.. Although the Company’s two operating subsidiaries in China paid $525,000 in dividends during 2005, we have no current plans for declaring or paying dividends in the foreseeable future. We intend to retain earnings, if any, to provide funds for the development of our business.  Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them at a price higher than that which they initially paid for such shares. Also, as described in the risk factor entitled “Due to various restrictions under PRC laws on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our stockholders” above, the laws of the PRC may prohibit or restrict us from paying dividends.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company does not own any real estate properties and leases the following:

Zhejiang

1.	Lamapai leases stores located in Yiwu and Hangzhou, Zhejiang province, China, under a five-year lease which expires in 2020

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

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

Part II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTCBB under the symbol “YOSN.OB.” The following table sets forth the quarterly high and low closing bids of our common stock as quoted on the OTCBB during 2015 and 2016.

	Low Bid*	High Bid*
2015
Quarter ended March 31	$0.69	$1.80
Quarter ended June 30	$0.69	$3.18
Quarter ended September 30	$1.29	$2.16
Quarter ended December 31	$0.18	$1.59

2016
Quarter ended March 31	$0.90	$1.37
Quarter ended June 30	$0.75	$1.35
Quarter ended September 30	$0.54	$1.02
Quarter ended December 31	$0.35	$1.00

*	The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The quotations were adjusted for the Company’s 1-for-3 reverse stock split.

Stockholders

As of the close of business on March 30, 2017, there were 96 holders of record of the Company’s common stock.

Dividends

The Company did not pay any dividends during 2016 and 2015. The Company has no current plans to declare cash dividends on its common stock in the future. If the Company ever determines to pay a dividend, it may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency from the PRC for the payment of such dividends from the profits of its operating subsidiaries in China.

Securities Authorized For Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following is a summary of all of our equity compensation plans as of December 31, 2016:

Plan Category	Number of securities issued upon exercise of outstanding options, warrants and rights		Number of restricted shares issued		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)
	(a)		(b)		(c)	(d)
Equity Compensation Plans Approved by Shareholders	—				$—	—
Equity Compensation Plans Not Approved by Shareholders	50,000	(2)	3,893,333	(1)	$—	—

(1)	Represents 1,366,667 shares issued under the 2011 Plan and 1,166,666 shares issued under the 2013 Plan to employees and consultants of the Company.
(2)	Represents 50,000 shares issued upon exercise of warrants in 2014.

On March 3, 2011, the Company’s BOD adopted the Yosen Group 2011 Restricted Stock Plan (the “2011 Plan”).  The 2011 Plan provides for the granting of restricted stock awards to employees, directors and consultants of the Company and the employees, directors and consultants of the Company’s affiliates. Under the 2011 Plan, 200,000 shares of the Company’s common stock were initially available for issuance for awards.  The 2011 Plan shall continue in effect, unless sooner terminated, or until the tenth anniversary of the date on which it is adopted by the Board is reached. On May 17, 2012, the Company amended the 2011 Plan to increase the number of shares of common stock available for issuance to 1,366,667. Effective May 17, 2012, the Company granted 1,166,667 shares of restricted common stock to the Company’s Chief Executive Officer pursuant to the terms of his employment agreement. The shares vested over three years.

On July 19, 2012, the BOD adopted the Yosen Group, Inc. 2012 Omnibus Securities and Incentive Plan (the “2012 Plan”).  The 2012 Plan provides for granting of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant.  Under the 2012 Plan, 1,166,666 shares of the Company’s common stock are available for issuance for awards.  Each award shall remain exercisable for a term of 10 years from the date of its grant. The price at which a share of common stock may be purchased upon exercise of an option shall not be less than the closing sales price of the common stock on the date such option is granted.  As of December 31, 2013, all shares available for issuance under the 2012 Plan were issued.

On December 23, 2014, the Company’s BOD adopted the Yosen Group 2014 Restricted Stock Plan (the “2014 Plan”).  The 2014 Plan provides for the granting of restricted stock awards to employees, directors and consultants of the Company and the employees, directors and consultants of the Company’s affiliates. Under the 2014 Plan, 200,000 shares of the Company’s common stock were initially available for issuance for awards.  The 2014 Plan shall continue in effect, unless sooner terminated, or until the tenth anniversary of the date on which it is adopted by the Board is reached. As of December 31, 2014, none of the shares available for issuance under the 2014 Plan were issued.

On December 23, 2016, the Company’s BOD adopted the Yosen Group 2016 Restricted Stock Plan (the “2016 Plan”).  The 2016 Plan provides for the granting of restricted stock awards to employees, directors and consultants of the Company and the employees, directors and consultants of the Company’s affiliates. Under the 2016 Plan, 1,360,000 shares of the Company’s common stock were initially available for issuance for awards.   As of December 31, 2016, 1,150,000 of the shares available for issuance under the 2016 Plan were issued.

Repurchase of Securities

We did not repurchase any of shares of our common stock during 2015 and 2016.

Recent Sales of Unregistered Securities

Other than described below, there were no sales of unregistered securities during 2016, the period covered by this Annual Report, which were not previously reported on a Quarterly Report on Form 10-Q or Current Report on Form 8-K filed with the SEC.

On September 1, 2015, the Company sold 1,218,076 Units to four investors with each Unit consisting of: (i) one share of common stock, $0.001 par value per share and (ii) a three-year warrant to purchase one share of Common Stock of the Company at $0.75 per share, for $913,557. Pursuant to the agreement, 1,218,076 shares of Common Stock and 1,218,076 Warrant were issued in 2015. The Proceeds from the issuance of shares and warrants were assigned to the respective securities based on relative fair values.

On November 16, 2015, the Company sold 66,975 Units to one investor with each Unit consisting of: (i) one share of common stock, $0.001 par value per share and (ii) a three-year warrant to purchase one share of Common Stock of the Company at an exercise price of US$0.75 per share, $50,232. Pursuant to the agreement, 66,975 shares of Common Stock and 66,975 Warrant were issued in 2015. The Proceeds from the issuance of shares and warrants were assigned to the respective securities based on relative fair values.

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

Results of Operations

Year Ended December 31, 2016 compared to Year Ended December 31, 2015

Reportable Operating Segments

In 2011, Letong closed its direct retail and franchise operation. In 2012, Yiwu closed all its stores in stores. In 2015, Wang Da closed all its store in stores. In 2016, Yosen Trading ceased operation. As such, Letong, Yiwu, Wang Da and Yosen Trading were reported as discontinued operations in the financial statements of 2016.

The Company reports financial and operating information in continuing operations through two segments, mobile phones segment by Zhejiang and E-Commerce by Lamapai entities:

a)	Mobile phones
b)	E-Commerce

a)	Mobile phones

Zhejiang focuses on distribution of Samsung and Apple brand products.

	Year Ended December 31,		Percentage
Zhejiang	2016	2015	Change
Revenue	$4,425,450	$7,300,122	(39.4)%
Gross Profit (Loss)	180,791	(21,527)	—
Profit Margin	4.1%	(0.3)%	—
Operating (Loss)	(196,112)	(435,257)	54.9%

For 2016, Zhejiang generated revenue of $4,425,450, a decrease of $2,874,672 or 39.4% compared to $7,300,122 for 2015. Gross profit increased $202,318 from gross loss $(21,527) for 2015 to gross profit of $180,791 for 2016. Operating loss was $196,112 in 2016, decreased $239,145 compared to $435,257 in 2015. The decrease in operating losses was primarily due to closing of store in stores to cut losses and control on general and administrative expenses.

Profit margin was 4.1% in 2016 compared to (0.3)% in 2015. Zhejiang had inventory-clearance promotions when it closed its 16 stores in 2015, as a result of the promotions, the unit selling prices of the merchandise were lower than the cost, which caused the profit margin to be negative in 2015. In 2016, normal profit margin was restored.

Retail locations of Zhejiang

The following table reflects a roll forward during 2015 and 2016 of our retail locations (i.e., number of stores opened, number of stores closed and number of stores open at year-end). “Store in store” refers to the sales counters where the Company’s products are displayed for sale within large-scale supermarkets, department stores and other sites. At present, all of our “stores in stores” are in Zhejiang province.

(Number of Locations)	Zhejiang
Locations at January 1, 2015	24
Closed during 2015	(16)
Locations at December 31, 2015	8
Closed during 2016	(2)
Locations at December 31, 2016	6

The following table reflects the square footage of each store space during 2015 and 2016.

(In Square Foot)	Zhejiang
Area at January 1, 2015	13,105
Opened during 2015	—
Closed during 2015	(8,870)
Area at December 31, 2015	4,235
Opened during 2016	—
Closed during 2016	(1,029)
Area at December 31, 2016	3,206

The following table reflects net sales per square foot for 2015 and 2016.

Zhejiang
2015	$1,724
2016	1,380

The following table reflects the amount of comparable or same store sales for each period (i.e., the change in sales from stores that were open for each year presented).  A “comparable store” is defined as the same “store in store,” for which sales of that “store in store” is compared in the same month or same quarter of different years, such as the comparison of the sales occurring during March 2016 and March 2015 in the same “store in store.”

Zhejiang
2015	$743
2016	521

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

(4)  stores with same product mix would be regarded as comparable; if there is significant change in product mix in a store, that store will not be regarded as a comparable store; and

(5) with respect to net sales per square foot each year and how we treat changes in square footage, this depends on the materiality of the impact on sales per square foot as a result of an increase or decrease in square footage. By way of example, a store with an area of 130 square feet had sales of $14,000 per month in 2015, which results in approximately $108 in sales per square foot. In 2016, if the same store increased the area of operation to 140 square feet and had sales of $16,000 per month that would result in approximately $114 in sales per square foot. We would deem the $6 increase in sales per square foot to be immaterial.  Accordingly, in this case, we will use the area of 130 square feet to compare same store sales, and the additional 10 square feet will be ignored in the calculation of same store sales.

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

Lamapai entities operate as a cross-border online to offline (“O2O”) platform. Lamapai entities distribute a variety of imported products including but not limited to Digital products, baby products, health nutrition and frozen food and etc. Lamapai entities sell the products through its online store, applications on mobile devices and also in physical stores. Zhejiang Lamapai was established on September 24, 2015 and did not start operation until 2016. Therefore, Zhejiang Lamapai only had operating expenses in 2015.

	Year Ended December 31,		Percentage
Lamapai	2016	2015	Change
Revenue	$1,316,889	$—	—
Gross Profit (Loss)	186,894	—	—
Profit Margin	14.2%	—	—
Operating (Loss)	(895,436)	(165,741)	440.3%

Total Company

Net Sales

Net sales from continuing operations for 2016 totaled $5,742,339, a year-over-year decrease of $1,557,783 or 21.3% compared to $7,300,122 for 2015. The decrease was primarily due to Zhejiang continuing to close stores to cut losses.

Percentage of Sales

Percentage of sales from retail and wholesale operations for each segment is as follows in 2016 and 2015:

	2016	2015
Retail	91.3%	88.2%
Wholesale	8.7%	11.8%

Cost of Sales

Cost of sales from continuing operations (“COS”) for 2016 totaled $5,374,654, or 93.6% of sales compared to $7,321,649, or 100.3% of for 2015. The decrease in the COS was a result of the decrease in sales.

Gross Profit

Gross profit increased $389,212 from gross loss of $21,527 for 2015 to $367,685 for 2016. Zhejiang had inventory-clearance promotions when it closed its 16 stores in 2015, as a result of the promotions, the unit selling prices of the merchandise were lower than the cost, which caused gross loss in 2015.

Because the Company does not include the costs for its distribution network in COS, its gross profit and profit margin as a percentage of net sales (“profit margin”) may not be comparable to those of other retailers that may include distribution costs in cost of sales and in gross profit and profit margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2016 totaled $1,628,027, or 28.4% of net sales, compared to $742,086, or 10.2% for 2015. General and administrative expenses increased as a percentage of sales. The increase in selling, general and administrative expenses was primarily due to general administrative expenses related opening new stores for Zhejiang Lamapai and Saizhuo.

Loss from Continuing Operations

Operating loss for 2016 was $1,260,342 or 21.9% of net sales compared to $763,613 or 10.5% for 2015. Increase in general administrative expenses in association with opening new stores for Zhejiang Lamapai and Saizhuo was the key factors for the increase in operating loss from continuing operations.

Other (Income) Expense

Other income for 2016 was $8,781 compared to $188,748 for 2015. Other expense for 2016 was $431,985 compared to $121,134 for 2015.

Provision for Income Taxes

Provision for income taxes for 2016 and 2015 were $0 due to losses incurred by both Zhejiang and Zhejiang Lamapai.

Net Loss from Continuing Operations

Net loss from continuing operations for 2016 was $1,683,077 or (29.3)% of net sales compared to $694,992 or (9.5)% for 2015. Lower sales and higher general and administrative expenses contributed to the increase in loss from operations.

Net Loss from Discontinued Operations

Net loss from discontinued operations for 2016 was $132,058 compared to $469,084 for 2015, a decrease of $337,026. The decrease in net loss from discontinued operations was due to reduced operating expenses in 2016.

Net Loss including Noncontrolling Interest

Net loss including noncontrolling Interest for 2016 was $1,815,135 compared to $1,164,076 for 2015, an increase of $651,059. The increase in net loss including noncontrolling Interest was primarily due to additional operating expenses incurred by Zhejiang Lamapai.

Net loss attributable to noncontrolling interest

Net loss attributable to noncontrolling interest was $308,244 in 2016 compared to $47,355 in 2015. Net loss attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-Yosen ownership interests in Yosen consolidated entity Zhejiang Lamapai.

Net loss attributable to Yosen Group

Net loss attributable to Yosen Group was $1,506,891 in 2016 compared to $1,116,721 in 2015, an increase of $390,170. The increase in net loss including noncontrolling Interest was primarily due to additional operating expenses incurred by Zhejiang Lamapai.

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

	2016	2015
RMB/$ exchange rate at year end	0.1440	0.1541
Average RMB/$ exchange rate for the years	0.1505	0.1608

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated results of operations. As a result of the translation, Yosen recorded a foreign currency gains of $160,910 in 2016 and $138,290 in 2015, which is a separate line item on the Statements of Operations and Comprehensive Loss.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings.

Cash and equivalents were $135,847 at December 31, 2016 and current assets totaled $2,471,976. The Company’s current liabilities were $5,687,532 at December 31, 2016. Working capital deficiency at December 31, 2016 was $(3,215,556). During 2016, net cash used in operating activities was $1,054,399.

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

	Year Ended December 31,
	2016	2015
Net cash used in operating activities	$(1,054,399)	$(91,800)
Net cash used in investing activities	(529,013)	(4,446)
Net cash provided by (used in) financing activities	(955,288)	(731,700)
Effect of exchange rate change on cash and equivalents	25,360	8,971
Net increase(decrease) in cash and equivalents	(602,764)	(818,975)
Cash and equivalents at beginning of year	738,611	1,557,586
Cash and equivalents at end of year	$135,847	$738,611

Operating Activities

Net cash used in operating activities was $1,054,399 in 2016 compared to $91,800 in 2015. This increase was mainly attributable to (i) increase in net loss of $651,059, (ii) increase in inventories of $590,867 (iii) increase in prepaid expenses of $177,112 (iv) increase in income taxes payable of $179,205 offset by the increase in accounts payable of $633,530 in 2016, adding back the non-cash item, depreciation of $40,923.

Investing Activities

	2016	2015
Net cash used in investing activities	$(529,013)	$(4,446)

Net cash used in investing activities in 2016 was $529,013 in new store renovation and $4,446 in equipment purchase in 2015.

Financing Activities

The Company had short-term loans of $376,335 and $1,463,611, respectively as of December 31, 2016 and 2015. The Company had an advance from related party of $255,576 compared to advance to related party of $522,574 in 2015. Proceeds from equity financing was $323,377 in 2016 compared to $1,302,735 in 2015.

	2016	2015
Net cash used in financing activities	$(955,288)	$(731,700)

Net decrease in Cash and Equivalents

	2016	2015
Net decrease in cash and equivalents	$(602,764)	$(818,975)

Cash and Equivalents

	2016	2015
Cash and equivalents	$135,847	$738,611

Cash and equivalents as of December 31, 2016 and 2015 were solely bank accounts in the US and China. Specifically, cash and equivalents for each subsidiary as of December 31, 2016 and 2015 included:

Name of Entit	Region	Currency	2016	2015
Yosen Group	US entity	USD	40,495	111,498
Capital	BVI entity	USD	—	—
Yosen Trading	US entity	USD	5,558	220,225
Zhejiang	Chinese entity	RMB	107,120	74,768
Yiwu	Chinese entity	RMB	57,918	4,948
Wang Da	Chinese entity	RMB	20,428	25,194
Zhejiang Lamapai	Chinese entity	RMB	353,405	2,536,078
Ningbo	Chinese entity	RMB	45,219	—
Saizhuo	Chinese entity	RMB	39,411	—

Cash equivalents held in the PRC subsidiaries are not freely transferrable outside the country. The amounts not freely transferable as of December 31, 2016 and 2015 were RMB623,501($89,794) and RMB2,640,989($406,888), respectively.

Capital Expenditures

Capital expenditures for purchase of fixed assets during 2016 and 2015 were $529,013 and $4,446, respectively.

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

Going Concern

As discussed in Note 2 to the financial statements, The Company had net loss attributable to Yosen Group of $1,506,891 and $1,116,721 for 2016 and 2015, respectively. The Company had accumulated deficit of $50,843,838 as of December 31, 2016. In addition, the Company’s cash position substantially deteriorated from 2010. These issues raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our CFS, which have been prepared in accordance with US GAAP. The preparation of these requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2016, the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal controls identified below.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). ICFR refers to the process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by the BOD, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our ICFR based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, and due to the material weakness described below, management concluded that our ICFR was not effective as of December 31, 2016.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of our executive officers and directors.

Name	Age	Position
Zhenggang Wang	48	Chief Executive Officer and Chairman of the Board
Weiping Wang	50	Chief Financial Officer
Chenghua Zhu	41	Director
Mingjun Zhu	48	Director
Rongjin Weng	53	Director
Wei Kang Gu	71	Director

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

Changes in Director Nomination Process for Stockholders

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s BOD since the filing of the Company’s Annual Report on Form 10-K for 2015.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company to file reports of ownership and changes in ownership with the SEC. Such persons also are required to furnish our company with copies of all Section 16(a) forms they file. Based solely on our review of copies of such forms received by us, we believe that during 2016, the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act.

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

 ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation paid by us in 2016 and 2015 to our Chief Executive Officer (the “named executive officer”. Our Chief Executive Officer was the only executive officer who received total compensation greater than $100,000 in 2016 and 2015.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards		Option Awards	Total
Zhenggang Wang, CEO	2016	$5,500	$—	$—		$—	$5,500
	2015	$5,877	$—	$131,250	(1)	$—	$137,127

(1)	Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to ASC 718. The stock value was calculated based on the closing price of $0.3 per share on the date of grant.

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

Pursuant to the terms of the employment agreement, we will pay Mr. Wang as compensation a base salary in cash of (i) $40,000 per annum for the year beginning on May 17, 2012 (the “Effective Date”) and ending on the first anniversary of the Effective Date, (ii) $20,000 per annum for the year beginning on the first anniversary of the Effective Date and ending on the second anniversary of the Effective Date and (iii) $20,000 per annum for the year beginning on the second anniversary of the Effective Date and ending on the third anniversary of the Effective Date . In addition, we granted 1,166,667 shares of restricted common stock to Mr. Wang. The shares vested over three years.

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

Outstanding Equity Awards At Year-End

There were no outstanding unexercised options, unvested stock or other equity incentive plan awards held by the named executive officer as of December 31, 2016.

Pension Benefits

We do not have any pension benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

Potential Payments Upon Termination or Change in Control

See “Employment Agreements” above for a description of potential payments to Mr. Wang upon termination.

Compensation of Directors

Our directors did not receive compensation during 2016 for services as members of the Company’s Board:

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 30, 2017, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our directors and our named executive officer and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o Yosen Group, Inc., 368 HuShu Nan Road, Hang Zhou City, Zhejiang Province, China 310014.

The percentages below are calculated based on 11,057,918 shares of common stock issued and outstanding on March 30, 2017:

Name of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Beneficial Ownership
Zhenggang Wang	2,015,000	18.2%
Wei Kang Gu	—	—
Chenghua Zhu	—	—
Mingjun Zhu	—	—
Rongjin Weng	—	—
All directors and executive officers as a group (7 persons)	2,015,000	18.2%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

None.

Director Independence

The BOD has determined that each of our directors, except Zhenggang Wang, is an “independent director” as defined in the Marketplace Rules of the Nasdaq Stock Market (“NASDAQ”).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

MJF served as the Company's registered independent public accountants for the fiscal year ended December 31, 2016 and 2015 .

The following represents fees for professional audit services rendered by MJF in 2016 and 2015, respectively.

Audit Fees

The aggregate fees billed by our current auditors, MJF, for professional services rendered for the audit of our annual financial statements for 2016 and 2015 were $55,000 and $55,000.

Audit Related Fees

We incurred no audit related fees to MJF during 2016 and 2015.

Tax Fees

MJF did not render any services for tax compliance, tax advice and tax planning during the years ended December 31, 2016 and 2015.

All Other Fees

MJF did not bill us any additional fees that are not disclosed under audit fees, audit related fees or tax fees during 2016 and 2015.

Audit Committee Pre-Approval Process, Policies and Procedures

The Audit Committee has adopted pre-approval policies for all services, including both audit and non-audit services, provided by our independent auditors.  For audit services, each year the independent auditor provides the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Audit Committee before the audit process commences.  The independent auditor also submits an audit services fee proposal, which also must be approved by the Audit Committee before the audit process commences.  The audit, tax, and all other fees and services described above were pre-approved for 2016 and 2015.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The exhibits listed on the Exhibit Index are filed as part of this Annual Report.

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 2017.

YOSEN GROUP, INC.

/s/ Zhenggang Wang
Zhenggang Wang
Chief Executive Officer and Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ Zhenggang Wang		March 30, 2017
Zhenggang Wang	Chief Executive Officer and
Chairman (Principal Executive
Officer)

/s/ Weiping Wang
Weiping Wang	Chief Financial Officer (Principal	March 30, 2017
Accounting and Financial Officer)

/s/ Chenghua Zhu
Chenghua Zhu	Director	March 30, 2017

/s/ Mingjun Zhu
Mingjun Zhu	Director	March 30, 2017

/s/ Rongjin Weng
Rongjin Weng	Director	March 30, 2017

/s/ Wei Kang Gu
Wei Kang Gu	Director	March 30, 2017

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Yosen Group, Inc.

We have audited the accompanying consolidated balance sheets of Yosen Group, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended. Yosen Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yosen Group, Inc., as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations and has stockholders’ deficit of $2,536,415. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MJF & Associates, APC
Los Angeles, California
March 30, 2017

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015

ASSETS

Current assets:
Cash and equivalents	$135,847	$738,611
Accounts receivable, net	50,872	224,787
Inventories	1,274,526	758,746
Advances to suppliers	358,430	725,104
Advance to related party	—	89,754
Prepaid expenses and other current assets	592,301	512,308
Total current assets	2,411,976	3,049,310
Property and equipment, net	501,615	38,704
Intangible asset	12,599	—
Other non-current assets	164,927	—
Total assets	$3,091,117	$3,088,014

Current liabilities:
Short-term loans	$2,952,316	$2,773,199
Accounts payable	1,000,243	410,985
Accrued expenses and other payables	769,695	658,920
Advance from customers	167,690	48,133
Advance from related party	160,610	—
Income tax payable	636,978	864,844
Total liabilities	5,687,532	4,756,081

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized, 11,057,918 and 9,717,286 issued and outstanding as of December 31, 2016 and December 31, 2015	11,058	9,717
Additional paid-in capital	28,370,225	27,826,168
Subscription receivable	(50,000)	(50,000)
Statutory reserve	11,542,623	11,542,623
Other comprehensive income	8,209,691	8,048,781
Accumulated deficit	(50,843,838)	(49,336,947)
Total Yosen Group's stockholders’ deficit	(2,760,241)	(1,959,658)
Noncontrolling interest	163,826	291,591
Accumulated deficit	(2,596,415)	(1,668,067)
Total liabilities and stockholders’ deficit	$3,091,117	$3,088,014

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31,

	2016	2015
Net sales	$5,742,339	$7,300,122
Cost of sales	5,374,654	7,321,649
Gross profit	367,685	(21,527)
Selling, general and administrative expenses	1,628,027	742,086
Loss from continuing operations	(1,260,342)	(763,613)
Other (income) expense
Interest income	(469)	(1,007)
Other income	(8,781)	(188,748)
Other expense	431,985	121,134
Total other income	422,735	(68,621)

Loss from continuing operations before income taxes	(1,683,077)	(694,992)
Provision for income taxes	—	—
Net loss from continuing operations	(1,683,077)	(694,992)
Net loss from discontinued operations, net of income taxes	(132,058)	(469,084)
Net loss including noncontrolling interest	(1,815,135)	(1,164,076)

Net loss attributable to noncontrolling interest	(308,244)	(47,355)

Net loss attributable to Yosen Group	(1,506,891)	(1,116,721)

Other comprehensive items:
Foreign currency translation gain attributable to Yosen Group	144,729	135,588
Foreign currency translation gain attributable to noncontrolling interest	16,181	2,702

Comprehensive loss attributable to Yosen Group	$(1,362,162)	$(981,133)
Comprehensive loss attributable to noncontrolling interest	$(292,063)	$(44,653)

Basic and diluted loss per share:
Continuing operations	(0.14)	(0.07)
Discontinued operations	(0.01)	(0.05)
Net loss per share	$(0.15)	$(0.12)

Weighted average shares outstanding:
Basic	9,866,341	8,846,421
Diluted	10,703,499	9,190,780

The accompanying notes are an integral part of these consolidated financial statements.

 YOSEN GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Statutory Reserve	Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balance at January 1, 2015	8,432,334	$8,432	$26,732,414	$(50,000)	$11,542,623	$7,910,491	(48,220,226)	—	(2,076,266)
Foreign currency translation adjustments	—	—	—	—	—	135,588	—	2,702	138,290
Issuance of common stock for financing	1,285,052	1,285	962,504	—	—	—	—	338,946	1,302,735
Issuance of common stock for warrants exercise			131,250	—	—	—	—	—	131,250
Stock compensation				—	—	—	(1,116,721)	—	(1,116,721)
Net loss	—	—	—	—	—	—		(47,355)	(47,355)
Balance at December 31, 2015	9,717,386	$9,717	$27,826,168	$(50,000)	$11,542,623	$8,046,079	(49,336,947)	294,293	(1,668,067)
Foreign currency translation adjustments	—	—	—	—	—	144,729	—	16,181	160,910
Equity financing	190,532	191	142,797	—	—	—	—	180,479	323,377
Deferred stock compensation	1,150,000	1,150	401,350	—	—	—	—	—	402,500
Net loss attributable to Yosen Group				—	—	—	(1,506,891)	—	(1,506,891)
Noncontrolling interest	—	—	—	—	—	—		(308,244)	(308,244)
Balance at December 31, 2016	11,057,918	$11,058	$28,370,225	$(50,000)	$11,542,623	$8,190,808	(50,843,838)	182,709	(2,596,415)

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

	2016	2015
Operating activities:
Net loss including noncontrolling interest	$(1,815,135)	$(1,164,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	40,923	6,200
Stock based compensation	—	131,250
(Increase)/decrease in assets:
Accounts receivable	169,598	127,869
Inventories	(590,867)	812,449
Prepaid expenses and other current assets	285,388	(474,093)
Advances to suppliers	350,558	332,805
Other non-current asset	(179,392)	—
(Increase)/decrease in current liabilities:
Accounts payable	633,530	100,735
Accrued expenses and other payables	95,068	1,410
Advance from customers	128,135	2,467
Income tax payable	(179,205)	31,184
Net cash used in operating activities	(1,054,399)	(91,800)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(186,059)	(4,446)
Construction in progress	(342,954)	—
Net cash used in investing activities	(529,013)	(4,446)

CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from short-term bank loans	376,335	1,463,611
Net proceeds from equity financing	323,377	1,302,735
Repayment of notes payable	—	(2,975,472)
Advance to related party	255,576	(522,574)
Net cash provided by (used in) financing activities	955,288	(731,700)

Effect of exchange rate changes on cash and equivalents	25,360	8,971

Net decrease in cash and equivalents	(602,374)	(818,975)
Cash and equivalents, beginning of year	738,611	1,557,586
Cash and equivalents, end of year	$135,847	$738,611

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid	$169,801	$200,570

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Note 1 - ORGANIZATION

Yosen Group, Inc. (the “Company” or “Yosen”) was incorporated on August 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited (“Capital”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang YongXin Digital Technology Company Limited (“Zhejiang”), Yiwu YongXin Communication Limited (“Yiwu”), Hangzhou Wang Da Electronics Company Limited (“Wang Da”) were incorporated under the laws of the Peoples Republic of China (“PRC” or “China”) on July 11, 2005, July 18, 1997, March 30, 1998, respectively. Zhejiang set up a new operating entity, Hangzhou Letong Digital Technology Co., Ltd. (“Letong”) on March 10, 2009. On January 6, 2014 the Company established Yosen Trading Inc. (“Yosen Trading”), its wholly owned US based subsidiary in New York. On April 23, 2015, the Company established a wholly owned subsidiary Hangzhou Yongxin Lamapai E-commerce Co., Ltd (“Hangzhou Lamapai”). On September 24, 2015, Hangzhou Lamapai established a new company Zhejiang Yongxin Lamapai E-commerce Co., Ltd (“Zhejiang Lamapai”). In 2016, Zhejiang Lamapai established Ningbo Yongxin Lamapai E-commerce Co. Ltd ("Ningbo") and Hangzhou Saizhuo brand management Co., Ltd ("Saizhuo"). Hangzhou Lamaipai, Zhejiang Lamapai, Saizhuo and Ningbo are collectively referred as Lamapai entities ("Lamapai entities"). The Company invested RMB 6,193,541 to Zhejiang Lamapai. As a result of the investment, the Company owns 64.8% of Zhejiang Lamapai as of December 31, 2016.

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

ORGANIZATIONAL CHART

Our corporate structure as of December 31, 2016 is as follows:

ORGANIZATIONAL CHART

* These entities ceased operation in 2011.

** The entity ceased operation in 2014.

*** The entity ceased operation in 2015.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had net loss of $1,506,891 and $1,116,721 for 2016 and 2015, respectively. The Company had accumulated deficit of $50,843,838 as of December 31, 2016. There can be no assurance that the Company will become profitable or that it will survive as a public company. These issues raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Yosen and its wholly owned subsidiaries Capital, Wang Da, Yiwu, Zhejiang, Lamapai, Ningbo and Saizhuo collectively referred to as the Company. All material intercompany accounts, transactions and profits were eliminated in consolidation.

Noncontrolling Interest

On September 24, 2015, the Company established Zhejiang Lamapai under the laws of the PRC. As of December 31, 2016, the Company owns 64.8% interest in Zhejiang Lamapai. The 35.2% owned by the third parties is presented as noncontrolling interest.

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

Currency Translation

The accounts of Zhejiang, Wang Da, Yiwu, Hangzhou Lamapai and Zhejiang Lamapai, Ningbo, Saizhuo were maintained, and its financial statements were expressed RMB. Such financial statements were translated into USD in accordance with FASB ASC Topic 830-10, “Foreign Currency Translation,” with the RMB as the functional currency. According to FASB ASC Topic 830-10, assets and liabilities were translated at the ending exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the year. The resulting translation adjustments are reported as other comprehensive income in accordance with FASB ASC Topic 220, “Reporting Comprehensive Income,” as a component of shareholders’ equity. Transaction gains and losses are reflected in the consolidated statements of operations and comprehensive loss.

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

		Additions
Year	Balance at January 1,	Charged to expenses	Charged to other comprehensive loss	Deductions	Balance at December 31,
2016	$1,005,397		$—	$315	$1,005,085
2015	$1,000,607	$4,791	$—	$—	$1,005,397

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of December 31, 2016, and 2015, inventory consisted entirely of finished goods valued at $1,274,526 and $758,746, respectively.

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

Automotive	5 years
Office Equipment	5 years

As of December 31, 2016, and 2015, property and equipment consisted of the following:

	December 31, 2016	December 31, 2015
Automotive	$39,870	$48,253
Office equipment	152,372	152,480
Plant and equipment	168,212	—
Construction in progress	328,103	—
Subtotal	689,557	200,733
Less: accumulated depreciation	(187,942)	(162,029)
Total	$501,615	$38,704

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC Topic 360, “Property, Plant and Equipment”, requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2016 and 2015, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments” , requires that the Company disclose estimated fair values (“FVs”) of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of FV.

Short-term Bank Loans

As of December 31, 2016 and 2015, short-term loans consisted of the following:

	2016	2015
From Bank of Hangzhou, dated July 13, 2016, due on July 12, 2017, with interest rate of 6.96% payable monthly	$360,039	—

From Bank of Chouzhou, dated July 9, 2016, due on July 10, 2017, with interest 6.00% payable monthly, personally guaranteed by the CEO	720,077	—

From Bank of Chouzhou, dated July16, 2016, due on July 10, 2017 with interest rate of 6.0625% payable monthly, personally guaranteed by the CEO	1,440,154	—

Short term loan dated June 1, 2016, due on February 28, 2017, with interest payable monthly, personally guaranteed by the CEO	432,046	—

Bank loan from Bank of Hangzhou, dated July 11, 2013, due on July 8, 2016, with interest 7.38% payable monthly		462,200

Bank loan from Bank of Chouzhou, dated July 10, 2015, due on July 8, 2016, with interest 6.0625% payable monthly, personally guaranteed by the CEO		770,333

Bank loan from Bank of Chouzhou, dated July 20, 2015, due on July 15, 2016, with interest 6.0625% payable monthly, personally guaranteed by the CEO		1,540,666
	2,952,316	2,773,199

	2016	2015
From Bank of Hangzhou, dated July 13, 2016, due on July 12, 2017, with interest rate of 6.96% payable monthly	$360,039	-

From Bank of Chouzhou, dated July 9, 2016, due on July 10, 2017, with interest 6.00% payable monthly, personally guaranteed by the CEO	720,077	-

From Bank of Chouzhou, dated July16, 2016, due on July 10, 2017 with interest rate of 6.0625% payable monthly, personally guaranteed by the CEO	1,440,154	-

Short term loan dated June 1, 2016, due on February 28, 2017, with interest payable monthly, personally guaranteed by the CEO	432,046	-

Bank loan from Bank of Hangzhou, dated July 11, 2013, due on July 8, 2016, with interest 7.38% payable monthly		462,200

Bank loan from Bank of Chouzhou, dated July 10, 2015, due on July 8, 2016, with interest 6.0625% payable monthly, personally guaranteed by the CEO		770,333

Bank loan from Bank of Chouzhou, dated July 20, 2015, due on July 15, 2016, with interest 6.0625% payable monthly, personally guaranteed by the CEO		1,540,666
	$2,952,316	$2,773,199

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

The Company records revenues when title and the risk of loss pass to the customer.  Generally, these conditions occur on the date the customer takes delivery of the product.  Revenue is generated from sales of Yosen products through two main revenue streams:

1.	Retail. 88.2% and 96.6% of the Company's revenue came from sales to customers at outlets installed inside department stores etc. (i.e. store in store model) during 2016 and 2015, respectively and is mainly achieved through two broad categories:

a.	Purchase contracts . Sales by purchase contracts have terms of 15-30 days from the transfer of goods to the customer. Under this method, the Company delivers goods to places designated by the customers and receives confirmation of delivery. At that time, ownership and all risks associated to the goods are transferred to the customers and payment is made within 30 days. The Company relieves its inventory and recognizes revenue upon receipt of confirmation from the customer.

b.	Point of sale transfer of ownership . Under this method, the Company’s products are placed in third party stores and sold by the Company’s sales people. Upon purchase of the item by the customer, the Company relieves its inventory and recognizes revenue related to that item.

2.	Wholesale. 11.8% and 3.4% of the Company's revenue came from wholesale during 2016 and 2015, respectively. Recognition of income in wholesales is based on the contract terms. Upon purchase of the item by the customer, the Company relieves its inventory and recognizes revenue related to that item.

Sales revenue is therefore recognized on the following basis:

1.	Store in store:

a.	For goods sold under sales and purchase contracts, revenue is recognized when goods are received by customers.

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

Shipping and Handling Fees

The Company follows FASB ASC 605-45, “Handling Costs, Shipping Costs” .  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of G&A expenses which were $7,765 and $10,504 for 2016 and 2015, respectively.

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

Management Fees Paid to the Department Stores Under “Store in Store” Model

Under the “store in store” business operation model, the Company may pay management fees to the department stores, which are in the form of service charges. The management fees are reflected in G&A expenses. Such management fees were $94,655 and $184,452 in G&A expenses for 2016 and 2015, respectively.

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. There was not any advertising expense for 2016 and 2015, respectively.

Other Income

Other income was $8,781 and $188,748 for the years ended December 31, 2016 and 2015, respectively. Other income consists of the following:

	2016	2015
Commission income from China Unicom	$—	$185,798
Miscellaneous	8,781	2,950
Total other income	$8,781	$188,748

Commission income from China Unicom is related to the sales of China Unicom’s wireless service and products (i.e., rechargeable mobile phone cards).

Other Expense

Other expense was $431,985 and $121,134 for the years ended December 31, 2016 and 2015, respectively. Other expense consists of the following:

	2016	2015
Interest expense	$35,241	$44,302
Cost of providing service for China Unicom	—	73,706
Bank fees	3,114	1,545
Miscellaneous	6	1,563
Loss on disposal of samples	393,625	—
Total other expense	$431,985	$121,134

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

Basic and Diluted Earnings (Loss) per Share

Earnings (loss) per share are calculated in accordance with FASB ASC Topic 260, “Earnings per Share”, Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (losses) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. If convertible shares and stock options are anti-dilutive, the impact of conversion is not included in the diluted net income per share. Excluded from the calculation of diluted earnings per share for 2016 and 2015 were 10,000 options, as they were not dilutive.

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

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company operated in one segment (i.e., mobile phones) in 2015 through Zhejiang. On January 6, 2015 the Company established Yosen Trading which is engaged in international trade and wholesale business. As a result, starting in 2015, the Company operated in two segments: mobile phones and international trade (see Note 16).

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In November 2015, the FASB issued an ASU on the balance sheet classification of deferred taxes, which would require that deferred tax assets and liabilities be classified as non-current in the balance sheet. Current GAAP requires the presentation of deferred tax assets and liabilities as either current or non-current in the balance sheet. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual reporting periods. Earlier adoption is permitted. The guidance may be applied either prospectively or retrospectively. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

14

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory , which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments . ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  ASU 2014-15 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter.  Early adoption is permitted.  The Company is currently evaluating the impact of the adoption of ASU 2014-15 on the Company's financial statements and disclosures.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company is in the process of evaluating the impact of ASU 2014-09 on the Company's financial statements and disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

15

Note 3 –ADVANCES TO SUPPLIERS

Advances to suppliers represent advance payments to suppliers for the purchase of inventory.

Note 4- PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets in 2016 was $592,301. Prepaid expense consists primarily the deferred stock compensation recorded at the end of 2016 for restricted stocks issued on December 23, 2016. The deferred stock compensation will be expensed over the next three years.

Note 6 -COMMON STOCK

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

On December 23, 2016, the Company’s BOD adopted the Yosen Group 2016 Restricted Stock Plan (the “2016 Plan”).  The 2016 Plan provides for the granting of restricted stock awards to employees, directors and consultants of the Company and the employees, directors and consultants of the Company’s affiliates. Under the 2016 Plan, 1,360,000 shares of the Company’s common stock were initially available for issuance for awards.   As of December 31, 2016, 1,150,000 of the shares available for issuance under the 2016 Plan were issued.

Stock options - Options issued have a ten-year life and were fully vested upon issuance. The option holder has no voting or dividend rights. The grant price was the market price at the date of grant. The Company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the date of grant stock option pricing.

F-16

Outstanding options and warrants by exercise price consisted of the following as of December 31, 2016:

Outstanding					Exercisable
Exercise Price	Number of Shares		Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Warrants:
$0.75	1,218,076	(1)	1.75	$0.75	1,218,076	$0.75
$0.75	66,975	(2)	1.90	$0.75	66,975	$0.75
$0.75	190,532	(3)	2.10	$0.75	190,532	$0.75

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

The Company determined the FV of the 1,218,076 warrants was $1,183,970. As of December 31, 2016, warrants to purchase 1,218,076 shares of common stock remained outstanding. These warrants were plain vanilla warrants and were classified as equity.

(3) On November 16, 2015, the Company issued stock warrants to purchase 66,975 shares of common stock at $0.75 in conjunction with the common stock offering (See Note 5). The stock warrants expire on November 15, 2018. Stock warrants were valued using the Black-Scholes option pricing model. Assumptions used to value the warrants are similar to those used in valuing the stock options as described below.

Term	3 years
Expected volatility	203%
Risk – free interest rate	1.2%
Dividend yield	0%
Weighted-average grant date FV	$1.215

The Company determined the FV of the 66,975 warrants was $81,375. As of December 31, 2016, warrants to purchase 66,975 shares of common stock remained outstanding. These warrants were plain vanilla warrants and were classified as equity.

(4) On March 18, 2016, the Company issued stock warrants to purchase 190,532 shares of common stock at $0.75 in conjunction with the common stock offering (See Note 5). The stock warrants expire on March 17, 2019. Stock warrants were valued using the Black-Scholes option pricing model. Assumptions used to value the warrants are similar to those used in valuing the stock options as described below.

Term	3 years
Expected volatility	178%
Risk – free interest rate	1.0%
Dividend yield	0%
Weighted-average grant date FV	$1.086

The Company determined the FV of the 190,532 warrants was $206,917. As of December 31, 2016, warrants to purchase 190,532 shares of common stock remained outstanding. These warrants were plain vanilla warrants and were classified as equity.

F-17

Note 8 - COMPENSATED ABSENCES

Regulation 45 of the labor laws in the PRC entitles employees to annual vacation leave after one year of service. In general all leaves must be utilized annually, with proper notification, any unutilized leave is cancelled.

Note 9 - INCOME TAXES

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense or penalties recognized during the year ended December 31, 2016 and 2015.

The US operating entity Yosen Group is subject to the US federal income tax at 34%. Yosen Group does not conduct any operations and only incurs public company expenses, such as legal fees, accounting fees, investor relations expenses and filing fees. In 2016, the US operating subsidiaries incurred a net operating loss of $169,515 and $163,069. As a result, $57,635 and $55,443 of deferred tax assets and valuation allowance were recorded for 2016 and 2015.

The PRC operating subsidiaries, Zhejiang and Lamapai entities are subject to the PRC income tax at 25%. In 2016 and 2015, PRC operating subsidiaries incurred a net operating loss of $1,513,562 and $531,923. Management believes it is more likely than not that the subsidiaries will not be able to benefit from the deferred tax assets in association with the operating losses. As a result, $378,391 and $132,981 of deferred tax assets and valuation allowance were recorded in the year ended December 31, 2016.

The components of deferred income tax assets and liabilities as of December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets:
U.S. net operating losses	$57,635	$55,443
PRC net operating losses	378,391	132,981

Total deferred tax assets	436,026	188,424
Less valuation allowance	(436,026)	(188,424)
	$—	$—

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate is as follows for 2016 and 2015.

	2016	2015
Tax benefit at US Statutory Rate	(34.0)%	(34.0)%
Tax rate difference	8.2%	7.7%
Valuation allowance	25.8%	26.3%
Effective rate	—%	—%

Note 10 - COMMITMENTS

The Company leases office facilities under operating leases that terminate through 2020. Rent expense for 2016 and 2015 was $158,922 and $189,240, respectively.

The future minimum obligations under these agreements are as follows by years as of December 31:

2017	191,339
2018	200,906
2019	211,429
2020	221,953
Total	$825,627

F-18

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

Statutory reserve funds are restricted to offset against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2016 and 2015, the Company had allocated $11,542,623 and $11,542,623 to these non-distributable reserve funds.

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

The following table summarizes the assets and liabilities of the discontinued operations as of December 31, 2016 and 2015 included in the Consolidated Balance Sheets:

	2016	2015
Cash	$16,841	$30,714
Accounts receivable	—	329,220
Prepaid expenses and other receivables	—	17,958
Property, plant and equipment	22,525	29,812
Total assets	39,366	510,550

Short-term loans	(2,160,232)	786,931
Accounts payable	(126,005)	220,237
Advance from suppliers	(30,908)	57,581
Accrued expenses and other payable		6,351
Advance from CEO	—	—
Total liabilities	2,317,145	2,632,259
Net assets	$(2,277,819)	$(2,121,709)

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations and Comprehensive Loss:

	2016	2015
Sales, net	$—	$644,697
Cost of sales	—	(582,121)
Gross profit	—	62,576
General and administrative expenses	(20,687)	(376,540)
Loss from discontinued operations	(20,687)	(313,964)
Other income (expenses)	(111,371)	(155,120)
Loss before income taxes	(132,058)	(469,084)
Provision for income taxes	—	—
Net loss from discontinued operations, net of income tax	$(132,058)	$(469,084)

Note 13 - OTHER COMPREHENSIVE INCOME

Other comprehensive income, included in stockholders’ equity for 2016 and 2015, represents foreign currency translation adjustments.

19

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

Note 15 - MAJOR CUSTOMERS, VENDORS AND CREDIT RISK

During 2016, two customers accounted for 10% or more of our total revenue, representing 35.4% and 23.5% respectively. One vendor comprised more than 10% of the Company accounts payable, which represented 12.6%.

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

Note 16 - SEGMENT INFORMATION

Zhejiang focuses on selling Samsung and Apple and other brand name mobile phones in PRC. In September 2015, the Company established Hangzhou Lamapai and Zhejiang Lamapai for cross border E-commerce business. Hangzhou Lamapai, Zhejiang Lamapai, Saizhuo and Ningbo collectively are referred as Lamapai entities. Lamapai entities are the operating entities for the Company's E-commerce business. As a result, we had two reportable segments - mobile phones and E-Commerce in 2016, disclosed as required by FASB ASC Topic 280, “Segment Reporting.”

The following table presents summarized information by segment:

	Year Ended December 31, 2016
	Mobile
	Phones	E-commerce	Other	Total
Sales, net	$4,425,450	$1,316,889	$—	$5,742,339
Cost of sales	(4,244,659)	(1,129,995)	—	(5,374,654)
Gross profit	180,791	186,894	—	367,685
Selling, general and administrative expenses	(376,903)	(1,082,331)	(168,793)	(1,628,027)
Loss from continuing operations	(196,112)	(895,437)	(168,793)	(1,260,342)
Other Income (expense)	(416,019)	(5,994)	(722)	(422,735)
Provision for income taxes	—	—	—	—
Net income (loss) from continuing operations	(612,131)	(901,431)	(169,515)	(1,683,077)
Net loss from discontinued operations	—	—	(132,058)	(132,058)
Net income (loss)	$(612,131)	$(901,431)	$(301,573)	$(1,815,135)

	Year Ended December 31, 2015
	Mobile
	Phones	E-commerce	Other	Total
Sales, net	$7,300,122	$—	$—	$7,300,122
Cost of sales	(7,321,649)	—	—	(7,321,649)
Gross profit	(21,527)	—	—	(21,527)
Selling, general and administrative expenses	(413,730)	(165,806)	(162,550)	(742,086)
Loss from continuing operations	(435,257)	(165,806)	(162,550)	(742,086)
Other Income (expense)	69,075	65	(519)	68,621
Provision for income taxes	—	—	—	—
Net income (loss) from continuing operations	(366,122)	(165,741)	(163,069)	(694,992)
Net loss from discontinued operations	—	—	(469,084)	(469,084)
Net income (loss)	$(366,122)	$(165,741)	$(632,153)	$(1,164,076)

	December 31, 2016	December 31, 2015
Mobile Phones	$494,911	$1,542,222
E-Commerce	2,548,728	1,025,475
Other	47,478	520,317
Total Assets	3,091,117	3,088,014

F-20