Form 10-Q
period 2017-03-31
Yosen Group, Inc.
filed 2017-05-19
CIK 1076784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Yes ☐  No ☒

As of May 15, 2017, the registrant had 11,267,918 shares of common stock outstanding.

i

ii

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$68,123	$135,847
Accounts receivable, net	17,382	50,872
Inventories	983,892	1,274,526
Advances to suppliers	262,845	358,430
Prepaid expenses and other current assets	586,243	592,301
Total current assets	1,918,485	2,411,976
Property and equipment, net	496,558	501,615
Intangible assets	11,336	12,599
Other non-current assets	163,021	164,927
Total assets	$2,589,400	$3,091,117

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term loans	$2,975,111	$2,952,316
Accounts payable	847,710	1,000,243
Advance from related party	107,216	160,610
Accrued expenses and other payables	698,076	769,695
Advance from customers	124,328	167,690
Income tax payable	716,259	636,978
Total liabilities	5,468,700	5,687,532

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized, 11,267,918 and 11,057,918 issued and outstanding as of March 31,2017 and December 31, 2016	11,268	11,058
Additional paid-in capital	28,443,515	28,370,225
Subscription receivable	(50,000)	(50,000)
Statutory reserve	11,542,623	11,542,623
Other comprehensive income	8,187,767	8,209,691
Accumulated deficit	(51,128,801)	(50,843,838)
Total Yosen Group's stockholders’ deficit	(2,993,628)	(2,760,241)
Noncontrolling interest	114,328	163,826
Total stockholders’ deficit	(2,879,300)	(2,596,415)
Total liabilities and stockholders’ deficit	$2,589,400	$3,091,117

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED MARCH 31, 2017 and 2016 (UNAUDITED)

	2017	2016
Net sales	$1,265,815	$1,872,440
Cost of sales	1,195,084	1,848,800
Gross profit	70,731	23,640
Selling, general and administrative expenses	235,973	196,484
Loss from continuing operations	(165,242)	(172,844)
Other (income) expense
Interest income	(53)	(229)
Other income	—	(20,811)
Other expense	78,976	19,869
Total other income	78,923	(1,171)

Loss from continuing operations before income taxes	(244,165)	(171,673)
Provision for income taxes	—	—
Net loss from continuing operations	(244,165)	(171,673)
Net loss from discontinued operations, net of income taxes	(105,624)	(43,048)
Net loss including noncontrolling interest	(349,789)	(214,721)

Net loss attributable to noncontrolling interest	(64,826)	(36,594)

Net loss attributable to Yosen Group	(284,963)	(178,127)

Other comprehensive items:
Foreign currency translation gain attributable to Yosen Group	(20,889)	(12,344)
Foreign currency translation gain attributable to noncontrolling interest	(1,036)	(3,098)

Comprehensive loss attributable to Yosen Group	$(305,852)	$(190,471)
Comprehensive loss attributable to noncontrolling interest	$(65,862)	$(39,692)

Basic and diluted loss per share:
Continuing operations	(0.02)	(0.02)
Discontinued operations	(0.01)	—
Net loss per share	$(0.03)	$(0.02)

Weighted average shares outstanding:
Basic	11,263,251	9,745,207
Diluted	11,263,251	10,414,325

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2017 and 2016 (UNAUDITED)

	March 31, 2017	March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss including noncontrolling interest	$(349,789)	$(214,721)
Adjustments to reconcile net loss including noncontrolling interest to net cash used in operating activities:
Depreciation	14,998	1,552
Stock based compensation	39,667	—
(Increase) /decrease in assets:
Accounts receivable	33,895	131,068
Inventories	300,575	21,518
Prepaid expenses and other current assets	67,610	29,990
Advance to suppliers	98,447	453,064
Other noncurrent asset	3,181	—
(Increase) /decrease in current liabilities:
Accounts payable	(159,336)	(53,291)
Accrued expenses and other payables	(103,208)	(570,112)
Advance from customer	(44,672)	(28,317)
Income tax payable	74,388	(10,219)
Net cash used in operating activities	(24,245)	(239,468)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	2,289	(59,810)
Construction in progress	4,524	(461,896)

Net cash provided by (used in) investing activities	6,813	(521,706)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equity financing	15,328	214,398
Advance to related party	(54,652)	30,095
Net cash provided by (used in) financing activities	(39,324)	244,493

Effect of exchange rate changes on cash and equivalents	2,658	(36,347)

Net increase (decrease) in cash and equivalents	(67,724)	(553,028)
Cash and equivalents, beginning of period	135,847	738,611
Cash and equivalents, end of period	$68,123	$185,583

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid	$54,635	$40,433

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016 (UNAUDITED)

Note 1 - ORGANIZATION

Yosen Group, Inc. (the “Company” or “Yosen”) was incorporated on August 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited (“Capital”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang YongXin Digital Technology Company Limited (“Zhejiang”), Yiwu YongXin Communication Limited (“Yiwu”), Hangzhou Wang Da Electronics Company Limited (“Wang Da”) were incorporated under the laws of the Peoples Republic of China (“PRC” or “China”) on July 11, 2005, July 18, 1997, March 30, 1998, respectively. Zhejiang set up a new operating entity, Hangzhou Letong Digital Technology Co., Ltd. (“Letong”) on March 10, 2009. On January 6, 2014 the Company established Yosen Trading Inc. (“Yosen Trading”), its wholly owned US based subsidiary in New York. On April 23, 2015, the Company established a wholly owned subsidiary Hangzhou Yongxin Lamapai E-commerce Co., Ltd (“Hangzhou Lamapai”). On September 24, 2015, Hangzhou Lamapai established a new company Zhejiang Yongxin Lamapai E-commerce Co., Ltd (“Zhejiang Lamapai”). In 2016, Zhejiang Lamapai established Ningbo Yongxin Lamapai E-commerce Co. Ltd ("Ningbo") and Hangzhou Saizhuo brand management Co., Ltd ("Saizhuo"). The Company invested RMB 6,193,541(USD 934,620) to Zhejiang Lamapai. As a result of the investment, the Company owns 64.1% of Zhejiang Lamapai as of March 31, 2017. At the end of March 2017, Saizhuo ceased operation.

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

Letong ceased operations in 2011. Yiwu closed all its stores in stores locations in 2012. Wang Da closed all its stores in the second quarter 2014. Yosen Trading ceased operation in 2015. Saizhuo ceased operation in March 2017.

4

ORGANIZATIONAL CHART

Our corporate structure as of March 31, 2017 is as follows:

ORGANIZATIONAL CHART

* These entities ceased operation in 2011.

** The entity ceased operation in 2014.

*** The entity ceased operation in 2015.

**** The entity ceased operation in 2017.

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

Going Concern

The accompanying CFS were prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company realized net loss of $244,165 for the three months ended March 31, 2017. The Company had accumulated deficit of $51,128,801 as of March 31, 2017. There can be no assurance that the Company will become profitable or that it will survive as a public company. These issues raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Principles of Consolidation

The CFS include the accounts of Yosen and its wholly owned subsidiaries Capital, Wang Da, Yiwu, Zhejiang, Lamapai, Ningbo and Saizhuo collectively referred to as the Company. All material intercompany accounts, transactions and profits were eliminated in consolidation.

Noncontrolling Interest

As of March 31, 2017, the Company invested RMB 6,193,541($898,852) in Zhejiang Lamapai and owns 64.1% interest in Zhejiang Lamapai. The 35.9% owned by the third parties is presented as noncontrolling interest.

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

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts was $1,005,085 (unaudited) and $1,005,085 as of March 31, 2017 and December 31, 2016, respectively.

Inventories, net

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of March 31, 2017 and December 31, 2016, inventory consisted entirely of finished goods.

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

Automotive	5 years
Office Equipment	5 years

As of March 31, 2017 and December 31, 2016, property and equipment consisted of the following:

	March 31, 2017	December 31, 2016
	(Unaudited)
Automotive	$40,178	$39,870
Office equipment	155,759	152,372
Plant and equipment	169,850	168,212
Construction in progress	335,158	328,103
Subtotal	700,945	689,557
Less: accumulated depreciation	(204,387)	(187,942)
Total	$496,558	$501,615

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360, “Property, Plant and Equipment,” which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2017 (unaudited) and December 31, 2016, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires the Company disclose estimated fair values (“FVs”) of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of FV.

Short-term Loans

As of March 31, 2017 and December 31, 2016, short-term loans consisted of the following:

	March 31, 2017	December 31, 2016
From Bank of Hangzhou, dated July 13, 2016, due on July 12, 2017, with interest of 6.96% payable monthly	$362,818	360,039

From Bank of Chouzhou, dated July 9, 2016, due on July 10, 2017, with interest 6.00% payable monthly, personally guaranteed by the CEO	725,637	720,077

From Bank of Chouzhou, dated July16, 2016, due on July 10, 2017 with interest of 6.0625% payable monthly, personally guaranteed by the CEO	1,451,273	1,440,154

Short term loan dated June 1, 2016, due on August 28, 2017 , with interest payable monthly, personally guaranteed by the CEO	435,382	432,046

	$2,975,111	$2,952,316

Revenue Recognition

In accordance with FASB ASC Topic 605, “Revenue Recognition,” the Company recognizes revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed and determinable, and collectability of the resulting receivable is reasonably assured.

The Company records revenues when title and the risk of loss pass to the customer.  Generally, these conditions occur on the date the customer takes delivery of the product.  Revenue generated from sales of Yosen products through two main revenue streams:

1.	Retail. 100% and 91.1% of the Company's revenue came from sales to customers at outlets installed inside department stores etc. (i.e. store in store model) during the three months ended March 31, 2017 and 2016, respectively and is mainly achieved through two broad categories:

a.	Purchase contracts . Sales by purchase contracts have terms of 15-30 days from the transfer of goods to the customer. Under this method, the Company delivers goods to places designated by the customers and receives confirmation of delivery. At that time, ownership and all risks associated to the goods are transferred to the customers and payment is made within 30 days. The Company relieves its inventory and recognizes revenue upon receipt of confirmation from the customer.

b.	Point of sale transfer of ownership . Under this method, the Company’s products are placed in third party stores and sold by the Company’s sales people. Upon purchase of the item by the customer, the Company relieves its inventory and recognizes revenue related to that item.

2.	Wholesale. None and 8.9% of the Company's revenue came from wholesale during during the three months ended March 31, 2017 and 2016, respectively. Recognition of income in wholesale is based on the contract terms. Upon purchase of the item by the customer, the Company relieves its inventory and recognizes revenue related to that item.

Sales revenue is therefore recognized on the following basis:

1.	Store in store:

a.	For goods sold under sales and purchase contracts, revenue is recognized when goods are received by customers.

b.

For goods at customer outlets which the Company’s sales people operate, and inventory of goods is under joint control by the customers and the Company, revenue is recognized at the point of sale to the end buyer. Yosen has title and owns the inventory under joint control. Such joint controlled inventory has been included in reported inventory of Yosen’s financial statements.

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

Unlike the US retail market, sellers do not accept returns caused by any change in the sales market or change in customers’ preferences in China. Therefore, the Company generally does not honor any returns except for product defects. As such, situations relating to return of goods from overstock in distribution channels, product obsolescence and over-budgeted goods from launching of new products will not exist.

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

Shipping and Handling Fees

The Company follows FASB ASC Sub-topic 605-45, “Handling Costs, Shipping Costs”.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of G&A expenses which were $3,723 and $793 for the three months ended March 31, 2017 and 2016, respectively.

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

Management Fees Paid to the Department Stores Under “Store in Store” Model

Under the “store in store” business operation model, the Company may pay management fees to the department stores, which are in the form of service charges. The management fees are reflected in general and administrative expenses. Such management fees were $635 and $16,298 in general and administrative expenses for the three months ended March 31, 2017 and 2016, respectively.

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

 Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. There was $3,194 advertising expense for the three months ended March 31, 2017 and none for 2016.

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

Basic and Diluted Earnings (Loss) per Share

Loss per share is calculated in accordance with FASB ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (losses) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. If convertible shares and stock options are anti-dilutive, the impact of conversion is not included in the diluted net income (loss) per share. The 10,414,325 weighted average shares in 2016 include anti-dilutive securities.

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

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company operated in two segments in the first quarter of 2017 through Zhejiang and Lamapai entities.: mobile phones and E-commerce business (see Note 13).

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this ASU.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on its CFS.

In November 2015, the FASB issued an ASU on the balance sheet classification of deferred taxes, which would require that deferred tax assets and liabilities be classified as non-current in the balance sheet. Current GAAP requires the presentation of deferred tax assets and liabilities as either current or non-current in the balance sheet. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual reporting periods. Earlier adoption is permitted. The guidance may be applied either prospectively or retrospectively. The Company does not believe adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on its CFS.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments . ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on its CFS.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company does not believe adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on its CFS.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  ASU 2014-15 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter.  Early adoption is permitted.  The Company does not believe adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company is in the process of evaluating the impact of ASU 2014-09 on the Company's CFS.

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

Note 4 -COMMON STOCK

On March 18, 2016, the Company sold 190,532 Units to two investors with each Unit consisting of: (i) one share of common stock, $0.001 par value per share and (ii) a three-year warrant to purchase one share of Common Stock of the Company at $0.75, for $142,898. Pursuant to the agreement, 190,532 shares of Common Stock and 190,532 Warrant were issued in 2016. The Proceeds from the issuance of shares and warrants were assigned to the respective securities based on relative fair values.

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

On December 23, 2016, the Company’s BOD adopted the Yosen Group 2016 Restricted Stock Plan (the “2016 Plan”).  The 2016 Plan provides for the granting of restricted stock awards to employees, directors and consultants of the Company and the employees, directors and consultants of the Company’s affiliates. Under the 2016 Plan, 1,360,000 shares of the Company’s common stock were initially available for issuance for awards.   As of December 31, 2016, 1,150,000 of the shares available for issuance under the 2016 Plan were issued. In January 2017, 210,000 shares available for issuance were issued. The common stock was valued at grant date with a FV of $476,000. During the three months ended March 31, 2017, $39,667 was recognized as stock based compensation expense.

Note 5 - STOCK WARRANTS, OPTIONS, AND COMPENSATION

Stock options - Options issued have a 10-year life and were vested upon issuance. The option holder has no voting or dividend rights. The grant price was the market price at the date of grant. The Company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the date of grant stock option pricing.

Outstanding options and warrants by exercise price consisted of the following as of March 31, 2017:

Outstanding					Exercisable
Exercise Price	Number of Shares		Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Warrants:
$0.75	1,218,076	(1)	1.50	$0.75	1,218,076	$0.75
$0.75	66,975	(2)	1.65	$0.75	66,975	$0.75
$0.75	190,532	(3)	1.85	$0.75	190,532	$0.75

(1) On September 1, 2015, the Company issued stock warrants to purchase 1,218,076 shares of common stock at $0.75. The stock warrants expire on August 31, 2018. Stock warrants were valued using the Black-Scholes option pricing model. Assumptions used to value the warrants are similar to those used in valuing the stock options as described below.

Term	3 years
Expected volatility	196%
Risk – free interest rate	1.1%
Dividend yield	0%
Weighted-average grant date FV	$0.972

The Company determined the FV of the 1,218,076 warrants was $1,183,970. As of March 31, 2017, warrants to purchase 1,218,076 shares of common stock remained outstanding. These warrants were plain vanilla warrants and were classified as equity.

(2) On November 16, 2015, the Company issued stock warrants to purchase 66,975 shares of common stock at $0.75 . The stock warrants expire on November 15, 2018. Stock warrants were valued using the Black-Scholes option pricing model. Assumptions used to value the warrants are similar to those used in valuing the stock options as described below.

Term	3 years
Expected volatility	203%
Risk – free interest rate	1.2%
Dividend yield	0%
Weighted-average grant date FV	$1.215

The Company determined the FV of the 66,975 warrants was $81,375. As of March 31, 2017, warrants to purchase 66,975 shares of common stock remained outstanding. These warrants were plain vanilla warrants and were classified as equity.

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

The Company determined the FV of the 190,532 warrants was $206,917. As of March 31, 2017, warrants to purchase 190,532 shares of common stock remained outstanding. These warrants were plain vanilla warrants and were classified as equity.

Note 6 - INCOME TAXES

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense or penalties recognized during the three months ended March 31, 2017 and 2016.

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

The US operating entity Yosen Group is subject to the US federal income tax at a rate of 34%. Yosen Group does not conduct any operations and only incurs public company expenses, such as legal fees, accounting fees, investor relations expenses and filing fees. In the three months ended March 31, 2017, the US operating subsidiaries incurred a net operating loss of $61,700. As a result, $20,978 of deferred tax assets and valuation allowance was recorded. In the three months ended March 31, 2016, the US operating subsidiaries incurred a net operating loss of $1,133. As a result, $385 of deferred tax assets and valuation allowance was recorded.

The PRC operating subsidiaries, Zhejiang, Lamapai and Ningbo are subject to the PRC income tax at a rate of 25%. In the three months ended March 31, 2017, Zhejiang, Lamapai and Ningbo incurred a net operating loss of $182,465. Management believes it is more likely than not that the subsidiaries will not be able to benefit from the deferred tax assets in association with the operating losses. As a result, $45,616 of deferred tax assets and valuation allowance were recorded in the three months ended March 31, 2017.  In the three months ended March 31, 2016, Zhejiang incurred a net operating loss of $55,248, as a result, $13,812 of deferred tax assets and valuation allowance were recorded in the three months ended March 31, 2016.

The components of deferred tax assets and liabilities as of March 31, 2017 (unaudited) and December 31, 2016 were as follows:

	2017	2016
Deferred tax assets:	(Unaudited)
U.S. net operating losses	$20,978	$57,635
PRC net operating losses	45,616	378,391
Discontinued operation	25,928
Total deferred tax assets	93,000	436,026
Less valuation allowance	(93,000)	(436,026)
	$—	$—

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate for the three months ended March 31, 2017 and 2016 is as follows:

	2017	2016
Tax (Credit) at US Statutory Rate	(34.0)%	(34.0)%
Tax rate difference	7.8%	8.9%
Valuation allowance	26.2%	25.1%
Effective rate	—%	—%

Note 7 - COMMITMENTS

The Company leases office facilities under operating leases that terminate at the end of 2017. Rent expense for the three months ended March 31, 2017 and 2016 was $96,600 and $55,150, respectively.

The future minimum obligations under these agreements are as follows by years as of March 31, 2017:

2017	$160,946
Total	$160,946

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

Statutory reserve funds are restricted to offset against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2017, the Company had allocated $11,542,623 and $11,542,623 to these non-distributable reserve funds.

Note 9 – DISCONTINUED OPERATIONS

Letong ceased operations in 2011, Yiwu ceased operation in 2013. Wang Da ceased operation in 2014. Yosen Trading ceased operation in 2015. Saizhuo ceased operation in 2017. As a result, Letong, Yiwu , Wang Da , Yosen Trading and Saizhuo met the conditions to be reported as discontinued operations in the CFS, and accordingly, the results of operations have been reclassified for all periods to conform to the current period's presentation.

The following table summarizes the assets and liabilities of the discontinued operations as of March 31, 2017 and December 31, 2016 included in the Consolidated Balance Sheets:

	2017	2016
Cash	$12,061	$16,841
Accounts receivable	3,337	—
Inventories	89,591	—
Advance to suppliers	17,312	—
Prepaid expenses and other receivables	27,763	—
Property, plant and equipment	23,902	22,525
Total assets	173,966	39,366

Short-term loans	(2,176,910)	(2,160,232)
Accounts payable	(239,909)	(126,005)
Advance from suppliers	(26,958)	(30,908)
Accrued expenses and other payable	(65,106)	—
Total liabilities	(2,508,883)	(2,317,145)
Net assets	$(2,334,917)	$(2,277,819)

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2017 and 2016:

	2017	2016
Sales, net	$68,098	$—
Cost of sales	46,627	—
Gross profit	21,471	—
General and administrative expenses	(100,847)	(15,271)
Loss from discontinued operations	(79,376)	(15,271)
Other expenses	(26,248)	(27,777)
Loss before income taxes	(105,624)	(43,048)
Provision for income taxes	—	—
Net loss from discontinued operations, net of income tax	$(105,624)	$(43,048)

Note 10- OTHER COMPREHENSIVE INCOME

Other comprehensive income as included in stockholders’ deficit for the three months ended March 31, 2017 and 2016, represents foreign currency translation adjustment.

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

Note 12 - MAJOR CUSTOMERS, VENDORS AND CREDIT RISK

During the three months ended March 31, 2017, two customers accounted for more than 10% of the Company’s sales, representing 30.6% and 15.2%. As of March 31, 2017, no customer comprised more than 10% of the Company’s accounts receivable. One vendor comprised more than 10% of the Company’s accounts payable, representing 29.2% of the Company’s accounts payable.

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

Note 13 - SEGMENT INFORMATION

Zhejiang focuses on selling Samsung and Apple and other brand name mobile phones in PRC. Hangzhou Lamapai, Zhejiang Lamapai and Ningbo collectively are the operating entities for the Company's E-commerce business. As a result, we have two reportable segments - mobile phones and E-commerce in the first quarter of 2017.

The following table presents summarized information by segment:

	Three Months March 31, 2017
	Mobile	E-Commerce
	Phones	Business	Other	Total
Sales, net	$621,598	$644,216	$—	$1,265,815
Cost of sales	(611,339)	(583,745)	—	(1,195,084)
Gross profit	10,260	81,941	0	92,201
Selling, general and administrative expenses	(27,590)	(146,803)	(61,580)	(235,973)
Loss from continuing operations	(17,330)	(86,331)	(61,580)	(165,242)
Other expenses	(61,514)	(17,290)	(120)	(78,924)
Provision for income taxes	—	—	—	—
Net loss from continuing operations	(78,844)	(103,621))	(61,700)	(244,165)
Net loss from discontinued operations		—		(105,624)
Net loss	$(78,844)	$(103,621)	$(61,700)	$(349,789)

	Three Months March 31, 2016
	Mobile Phones	E-Commerce Business	Other	Total
Sales, net	$1,872,440	$—	$—	$1,872,440
Cost of sales	(1,848,800)	—	—	(1,848,800)
Gross profit	23,640	—	—	23,640
Selling, general and administrative expenses	(80,305)	(115,338)	(841)	(196,484)
Loss from continuing operations	(56,665)	(115,338)	(841)	(172,844)
Other Income (expense)	1,417	46	(292)	1,171
Provision for income taxes	—	—	—	—
Net income (loss) from continuing operations	(55,248)	(115,292)	(1,133)	(171,673)
Net loss from discontinued operations		—	—	(43,078)
Net income (loss)	$(55,248)	$(115,292)	$(1,133)	$(214,751)

	March 31, 2017	December 31, 2016
Mobile Phones	$390,627	$494,911
E-commerce	2,023,056	2,548,728
Other	175,717	47,478
Total Assets	$2,589,400	$3,091,117

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

On April 23, 2015, the Company established a wholly owned subsidiary Hangzhou Yongxin Lamapai E-commerce Co., Ltd (“Hangzhou Lamapai”). On September 24, 2015, Hangzhou Lamapai established a new company Zhejiang Yongxin Lamapai E-commerce Co., Ltd (“Zhejiang Lamapai”). In the first quarter of 2016, Zhejiang Lamapai established two new companies Ningbo Yongxin Lamapai E-commerce Co. Ltd ("Ningbo") and Hangzhou Saizhuo brand management Co., Ltd ("Saizhuo"). Hangzhou Lamapai, Zhejiang Lamapai, Saizhuo and Ningbo, collectively are referred as Lamapai entities ("Lamapai entities"). The Company invested RMB6,193,541(USD 898,852) to Zhejiang Lamapai. As a result of the investment, the Company owns 64.1% of Zhejiang Lamapai as of March 31, 2016.

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

Results of Operations for the Three Months Ended March 31, 2017 and 2016

Reportable Operating Segments

a)	Mobile phones
b)	E-commerce

a)	Mobile phones

Zhejiang focuses on distribution of Samsung and Apple brand products.

	Three Months Ended March 31,		Percentage
Zhejiang	2017	2016	Change
Revenue	$621,598	$1,872,440	(66.8)%
Gross Profit	10,260	23,640	(56.6)%
Profit Margin	1.7%	1.3%	0.4%
Operating (Loss)	(78,844)	(56,665)	39.1%

For the three months ended March 31, 2017, mobile phones segment generated revenue of $621,598, a decrease of $1,250,842 or 66.8% compared to $1,872,440 for the three months ended March 31, 2016. The decrease in revenue was primarily due to Zhejiang closed 4 stores compared to 2016.

Gross profit decreased $13,381or 56.6% from $23,640 for the three months ended March 31, 2016 to $10,260 for the three months ended March 31, 2017. Profit margin increased from 1.3% in the three months ended March 31, 2016 to 1.7% in the three months ended March 31, 2017, an increase of 0.4%.  The decrease in gross profit was a result of the decrease in sales. The increase in profit margin was due to Zhejiang only sold to retail customers starting in 2017.

Operating loss was $78,844 for the three months ended March 31, 2017, an increase of $22,179 or 39.1% compared to $56,665 for the three months ended March 31, 2016. The increase in operating losses was primarily related to clearance costs of cell phone samples as a result of store closings.

b)	E-commerce

Zhejiang Lamapai is engaged in cross-border online to offline (“O2O”) distribution. Lamapai entities distribute a variety of imported products including but not limited to Digital products, baby products, health nutrition and frozen food and etc. Lamapai entities sell the products through its online store, applications on mobile devices and also in physical stores.

	Three Months Ended March 31,		Percentage
E-commerce	2017	2016	Change
Revenue	$644,217	$—	—%
Gross Profit	81,942	—	—%
Profit Margin	12.7%	0%	12.7%
Operating (Loss)	(103,621)	(115,292)	(10.1)%

Total Company

Net Sales

Net sales for the three months ended March 31, 2017 was $1,265,815 a decrease of $606,625 or 32.4% compared to $1,872,440 for the three months ended March 31, 2016. The decrease was attributable to Zhejiang closing 3 stores and Saizhuo closing 1 store in the first quarter 2017.

Percentage of Sales

In the first quarter 2017, the Company earned 100% of its sales from its retail compared to 91.1% from retail and 8.9% from wholesale in the first quarter 2016.

Percentage of sales from retail and wholesale operations for each segment is as follows in the first quarter 2017:

	2017	2016	Change
Retail	100%	91.1%	(8.9)%
Wholesale	—%	8.9%	8.9%

Cost of Sales

Cost of sales (“COS”) for the three months ended March 31, 2017 was $1,195,084 compared to $1,848,800 for the three months ended March 31, 2016, a decrease of $653,716 or 35.4%. The decreased COS for the three months was a result of the decrease in sales from the comparable period.

Gross Profit

Gross profit for the three months ended March 31, 2017 was $70,731 compared to $23,640 for the three months ended March 31, 2016, an increase of 199.2%. The increased gross profit for the three months was due to increased unit cost of mobile phones.

Profit Margin

Profit margin for the three months ended March 31, 2017 was 5.6% compared 1.3% for the three months ended March 31, 2016. The profit margin increase was mainly attributed to E-commerce segment, which has a higher gross margin, represents a higher percentage of sales in first quarter 2017.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A”) expenses for the three months ended March 31, 2017 were $235,973 or 18.6% of net sales, compared to $196,484 or 10.5% of net sales for the three months ended March 31, 2016, an increase of 8.1% of sales. The increase in selling, general and administrative expenses was primarily due to higher general administrative expenses in E-commerce business.

Operating Loss from Continuing Operations

Operating loss for the three months ended March 31, 2017 was $165,242 compared to $172,844 for the three months ended March 31, 2016, a decrease of 4.4%. The decrease in operating losses was primarily due to closing of store in stores to cut losses and control on general and administrative expenses.

Other Expenses

Other income for the three months ended March 31, 2017 was $0 compared to $20,811 for 2016. Other expense for the three months ended March 31, 2017 was $78,976 compared to $19,869 for 2016. Other expense consists primarily costs related to sample clearance in Zhejiang. Total other income was $78,923 including $53 interest income for the three months ended March 31, 2017 compared to $1,171 for same period in 2016.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2017 and 2016 were $0 due to losses incurred by both Zhejiang and Lamapai entities.

Net Loss from Continuing Operations

Net loss from continuing operations was $244,165 or 19.3 % of net sales for the three months ended March 31, 2017 compared to $171,673 or 9.2 % of net sales for the three months ended March 31, 2016, an increase of 10.1%. Decreased sales, lower gross profit and additional expenses incurred by Lamapai were the key factors for the decrease in net income from continuing operations during the three months ended March 31, 2017 compared to 2016.

Net Loss from Discontinued Operations, net of taxes

Net loss from discontinued operations for the three months ended March 31, 2017 was $105,624 compared to $43,048 for 2016, an increase of $62,576. The increase was due to Saizhuo ceased operation in March 2017. As a result, Saizhuo was added to discontinued operation in first quarter 2017.

Net Loss including noncontrolling interest

Net Loss including noncontrolling interest was $349,789 for the three months ended March 31, 2017 compared $214,721 for the three months ended March 31, 2016.

Net loss attributable to noncontrolling interest

Net loss attributable to noncontrolling interest was $64,826 in the first quarter 2017 and $36,594 in 2016. Net loss attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-Yosen ownership interests in Yosen's consolidated entities - Zhejiang Lamapai, Hangzhou Lamapai, Saizhuo and Ningbo.

Net loss attributable to Yosen Group

Net loss attributable to Yosen Group was $284,963 in the first quarter of 2017 compared to $178,127 in the first quarter of 2016, an increase of $106,836. The increase in net loss attributable to Yosen Group was primarily due to lower sales and higher operating expenses.

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

	Three Months Ended March 31,
	2017	2016
RMB/$ exchange rate at period end	0.1451	0.1551
Average RMB/$ exchange rate for the periods	0.1452	0.1529

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated results of operations. As a result of the translation, Yosen recorded a foreign currency loss of $21,925 in the first quarter 2017 and $12,344 in the same period of 2016, which is a separate line item on the Statements of Operations and Comprehensive Loss.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations. Cash and equivalents were $68,123 at March 31, 2017, compared to $135,847 at December 31, 2016.

Our cash flows for the three month periods are summarized as follows:

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in) operating activities	$(24,245)	$(239,468)
Net cash used in investing activities	6,813	(521,706)
Net cash provided by (used in) financing activities	(39,324)	244,493
Effect of exchange rate change on cash and equivalents	2,658	(36,347)
Net increase (decrease) in cash and equivalents	(67,724)	(553,028)
Cash and equivalents at beginning of period	135,847	738,611
Cash and equivalents at end of period	$68,123	$185,583

Operating Activities

Net cash used in operating activities was $24,245 for the three months ended March 31, 2017 compared to $239,468 for the three months ended March 31, 2016, a 89.9% decrease.  Net cash used in operating activities was mainly attributable to several factors, including (i) a decrease in accrued expenses of $103,208; (ii)decrease in accounts payable of $159,336 and (iii) decrease in advance from customers of $44,672, offset by the decrease in inventories of $300,575 and advance to suppliers of $98,447 and accounts receivable of $33,895, add back of stock compensation of 39,667.

	Three Months Ended March 31,
	2017	2016	Percentage Change

Sales, Net	$1,265,815	$1,872,440	(32.4)%

Accounts receivable	$17,382	$93,264	(83.4)%

Accounts receivable decreased 83.4% in the first quarter of 2017 while sales decreased 32.4%. Management monitors and periodically assesses the collectability of accounts receivable to ensure the allowance for bad debts account is reasonably estimated. Collection of accounts receivable is based on the terms of legal binding documents. Our accounts receivable department has periodically reviewed the allowance for doubtful accounts. The bad debts allowance is based on the aging of receivables, credit history and credit quality of the customers, the term of the contracts as well as the balance outstanding. If an account receivable item is considered probable to be uncollectible, it will be charged to bad debts immediately.

Investing Activities

	Three Months Ended March 31,
	2017	2016
Net cash used in investing activities	$(6,813)	$(521,706)

Net cash used in investing activities in the three months ended March 31, 2017 and 2016 was $6,813 and $521,706. The investment activities in the three months ended March 31, 2016 were mainly attributed to construction of new customer experience store for Zhejiang Lamapai.

Financing Activities

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in) financing activities	$(39,324)	$244,493

Net decrease in Cash and Equivalents

	Three Months Ended March 31,
	2017	2016
Net decrease in cash and equivalents	$67,724	$(553,028)

Cash and Equivalents

	March 31,
	2017	2016
Cash and equivalents	$68,123	$185,583

Cash and equivalents as of March 31, 2017 and December 31, 2016 were solely bank accounts in US and China. Specifically, cash and equivalents for each subsidiary as of March 31, 2017 and December 31, 2016 included:

Name of Entit	Region	Currency	March 31, 2017	December 31, 2016
Yosen Group	US entity	USD	27,375	40,495
Capital	BVI entity	USD	—	—
Yosen Trading	US entity	USD	3,417	5,558
Zhejiang	Chinese entity	RMB	71,429	107,120
Yiwu	Chinese entity	RMB	21,890	57,918
Wang Da	Chinese entity	RMB	20,237	20,428
Zhejiang Lamapai	Chinese entity	RMB	115,229	353,405
Ningbo	Chinese entity	RMB	11,007	45,219
Saizhuo	Chinese entity	RMB	17,429	39,411

Cash equivalents held in the PRC subsidiaries are not freely transferrable outside the country. The amounts not freely transferable as of March 31, 2017 and December 31, 2016 were RMB 257,222 ($37,330) (unaudited) and RMB623,501($89,794).

Capital Expenditures

We had $6,813 capital expenditure for the first three months of 2017.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures as of March 31, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal controls identified in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of 2017 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, however, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.

Item 1A. Risk Factors.

There have been no material changes from the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for its year ended December 31, 2016.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibit No.	Document Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101	The following financial statements from China 3C Group’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2017 formatted in XBRL (extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Operations and Comprehensive Loss (unaudited); (iii) the Consolidated Statements of Cash Flows (unaudited); and, (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOSEN GROUP, INC.

Date: May 17, 2017	By:	/s/ Zhenggang Wang
Name: Zhenggang Wang
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 17, 2017	By:	/s/ Weiping Wang
Name: Weiping Wang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

