Form 10-Q
period 2017-06-30
Yosen Group, Inc.
filed 2017-08-16
CIK 1076784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2017

or

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

 Yes ☐  No ☒

As of August 14, 2017, the registrant had 11,267,918 shares of common stock outstanding.

i

ii

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$29,670	$135,847
Accounts receivable, net	45,393	50,872
Inventories	495,071	1,274,526
Advances to suppliers	222,120	358,430
Prepaid expenses and other current assets	539,997	592,301
Total current assets	1,332,251	2,411,976
Property and equipment, net	481,106	501,615
Intangible assets	16,852	12,599
Other non-current assets	148,860	164,927
Total assets	$1,979,069	$3,091,117

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term loans	$70,025	$2,952,316
Accounts payable	405,991	1,000,243
Advance from related party	770,869	160,610
Accrued expenses and other payables	664,653	769,695
Advance from customers	88,707	167,690
Income tax payable	792,786	636,978
Total current liabilities	3,193,031	5,687,532
Long-term loans	2,212,226	–
Total liabilities	5,405,257	5,687,532

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized, 11,267,918 and 11,057,918 issued and outstanding as of June 30, 2017 and December 31, 2016	11,268	11,058
Additional paid-in capital	28,443,515	28,370,225
Subscription receivable	(50,000)	(50,000)
Statutory reserve	11,542,623	11,542,623
Other comprehensive income	8,133,755	8,209,691
Accumulated deficit	(51,521,674)	(50,843,838)
Total Yosen Group's stockholders’ deficit	(3,440,513)	(2,760,241)
Noncontrolling interest	14,325	163,826
Total stockholders’ deficit	(3,426,188)	(2,596,415)
Total liabilities and stockholders’ deficit	$1,979,069	$3,091,117

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

SIX MONTHS ENDED JUNE 30, 2017 and 2016 (UNAUDITED)

	2017	2016
Net sales	$1,118,801	$144,163
Cost of sales	1,033,130	109,277
Gross profit	85,671	34,886
Selling, general and administrative expenses	434,453	346,714
Loss from continuing operations	(348,782)	(311,828)
Other income (expense)
Interest income	—	321
Other income	1,296	1,118
Other expense	(39,654)	(2,267)
Total other expense	(38,358)	(828)

Loss from continuing operations before income taxes	(387,140)	(312,656)
Provision for income taxes	—	—
Net loss from continuing operations	(387,140)	(312,656)
Net loss from discontinued operations, net of income taxes	(431,846)	(324,283)
Net loss including noncontrolling interest	(818,986)	(636,939)

Net loss attributable to noncontrolling interest	(141,151)	(130,699)

Net loss attributable to Yosen Group	(677,835)	(506,240)

Other comprehensive items:
Foreign currency translation loss attributable to Yosen Group	(71,696)	(40,592)
Foreign currency translation loss attributable to noncontrolling interest	(4,239)	(6,788)

Comprehensive loss attributable to Yosen Group	$(749,531)	$(546,832)
Comprehensive loss attributable to noncontrolling interest	$(145,390)	$(137,487)

Basic and diluted loss per share:
Continuing operations	(0.02)	(0.02)
Discontinued operations	(0.04)	(0.03)
Net loss per share	$(0.06)	$(0.05)

Weighted average shares outstanding:
Basic	11,265,598	9,825,816
Diluted	11,265,598	10,454,156

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED JUNE 30, 2017 and 2016 (UNAUDITED)

	2017	2016
Net sales	$492,097	$144,163
Cost of sales	471,917	109,277
Gross profit	20,180	34,886
Selling, general and administrative expenses	251,289	251,342
Loss from continuing operations	(231,109)	(216,456)
Other income (expense)
Interest income	(38)	132
Other income	1,296	1,118
Other expense	(22,260)	(1,832)
Total other expense	(21,002)	(582)

Loss from continuing operations before income taxes	(252,111)	(217,038)
Provision for income taxes	—	—
Net loss from continuing operations	(252,111)	(217,038)
Net loss from discontinued operations, net of income taxes	(217,086)	(205,180)
Net loss including noncontrolling interest	(469,197)	(422,218)

Net loss attributable to noncontrolling interest	(76,325)	(94,105)

Net loss attributable to Yosen Group	(392,872)	(328,113)

Other comprehensive items:
Foreign currency translation loss attributable to Yosen Group	(50,807)	(28,248)
Foreign currency translation loss attributable to noncontrolling interest	(3,203)	(3,690)

Comprehensive loss attributable to Yosen Group	$(443,679)	$(356,361)
Comprehensive loss attributable to noncontrolling interest	$(79,528)	$(97,795)

Basic and diluted loss per share:
Continuing operations	(0.01)	(0.01)
Discontinued operations	(0.02)	(0.02)
Net loss per share	$(0.03)	$(0.03)

Weighted average shares outstanding:
Basic	11,265,598	9,906,425
Diluted	11,265,598	10,541,417

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2017 and 2016 (UNAUDITED)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss including noncontrolling interest	$(818,986)	$(636,939)
Adjustments to reconcile net loss including noncontrolling interest to net cash used in operating activities:
Depreciation	30,096	10,345
Stock based compensation	79,333	—
(Increase) /decrease in assets:
Accounts receivable	6,612	212,653
Inventories	799,013	(494,028)
Prepaid expenses and other current assets	155,403	357,333
Advance to suppliers	113,275	322,935
Other noncurrent asset	5,056	(41,905)
(Increase) /decrease in current liabilities:
Accounts payable	(606,850)	589,558
Accrued expenses and other payables	(177,276)	(624,511)
Advance from customer	(81,880)	8,825
Income tax payable	138,889	(121,234)
Net cash used in operating activities	(357,314)	(416,968)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,224)	(189,246)
Construction in progress	3,788	(417,805)
Net cash used in investing activities	(3,436)	(607,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	(336,444)	153,010
Proceeds from equity financing	18,278	299,867
Advance to related party	598,072	105,678
Net cash provided by financing activities	279,906	558,555

Effect of exchange rate changes on cash and equivalents	(25,333)	35,924

Net decrease in cash and equivalents	(106,177)	(429,540)
Cash and equivalents, beginning of period	135,847	738,611
Cash and equivalents, end of period	$29,670	309,071

Supplemental disclosure of cash flow information:
Income taxes paid	—	—
Interest paid	$113,222	$86,203

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016 (UNAUDITED)

Note 1 – ORGANIZATION

Yosen Group, Inc. (the “Company” or “Yosen”) was incorporated on August 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited (“Capital”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang YongXin Digital Technology Company Limited (“Zhejiang”), Yiwu YongXin Communication Limited (“Yiwu”), Hangzhou Wang Da Electronics Company Limited (“Wang Da”) were incorporated under the laws of the Peoples Republic of China (“PRC” or “China”) on July 11, 2005, July 18, 1997, March 30, 1998, respectively. Zhejiang set up a new operating entity, Hangzhou Letong Digital Technology Co., Ltd. (“Letong”) on March 10, 2009. On January 6, 2014 the Company established Yosen Trading Inc. (“Yosen Trading”), its wholly owned US based subsidiary in New York. On April 23, 2015, the Company established a wholly owned subsidiary Hangzhou Yongxin Lamapai E-commerce Co., Ltd (“Hangzhou Lamapai”). On September 24, 2015, Hangzhou Lamapai established a new company Zhejiang Yongxin Lamapai E-commerce Co., Ltd (“Zhejiang Lamapai”). In 2016, Zhejiang Lamapai established Ningbo Yongxin Lamapai E-commerce Co. Ltd ("Ningbo") and Hangzhou Saizhuo brand management Co., Ltd ("Saizhuo"). The Company invested RMB 6,193,541(USD 934,620) to Zhejiang Lamapai. As a result of the investment, the Company owns 63.9% of Zhejiang Lamapai as of June 30, 2017.

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

Letong ceased operations in 2011. Yiwu closed all its stores in stores locations in 2012. Wang Da closed all its stores in the second quarter 2014. Yosen Trading ceased operation in 2015. Saizhuo ceased operation in March 2017. Zhejiang ceased operation in June 2017.

Zhejiang Lamapai disposed 91% of equity interest in Ningbo in June 2017. As a result of the disposal, Zhejiang Lamapai owns 9% of equity interest in Ningbo.

ORGANIZATIONAL CHART

Our corporate structure as of June 30, 2017 is as follows:

ORGANIZATIONAL CHART

* These entities ceased operation in 2011.

** The entity ceased operation in 2014.

*** The entity ceased operation in 2015.

**** The entity ceased operation in 2017.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements (“CFS”) were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  The Company’s subsidiaries – Wang Da, Yiwu, Zhejiang, Hangzhou Lamapai and Zhejiang Lamapai’s functional currency is the Chinese Renminbi (“RMB”), however, the accompanying CFS were translated and presented in United States Dollars (“$”, or “USD”). Yosen is the parent company incorporated on August 20, 1998 under the laws of the State of Nevada. The parent company does not have operations. Its main activities were incurring public company expenses. Yosen pays all its expenses in USD, its functional currency. Capital was incorporated on July 22, 2004 under the laws of the BVI. Capital is a holding company and does not have operations. As a result, we determined its functional currency is USD.

Going Concern

The accompanying CFS were prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company realized net loss of $818,986 for the six months ended June 30, 2017. The Company had accumulated deficit of $51,521,674 as of June 30, 2017. There can be no assurance that the Company will become profitable or that it will survive as a public company. These issues raise substantial doubt regarding the Company’s ability to continue as a going concern.

In June 2017, we closed all remaining stores of Zhejiang. It represents the discontinuation of Yosen’s traditional electronics retail and wholesale business. The Company now focuses on selling imported goods through online platform and customer experience store.

Principles of Consolidation

The CFS include the accounts of Yosen and its wholly owned subsidiaries Capital, Wang Da, Yiwu, Zhejiang, Lamapai, Ningbo and Saizhuo collectively referred to as the Company. All material intercompany accounts, transactions and profits were eliminated in consolidation.

Noncontrolling Interest

As of June 30, 2017, the Company invested RMB 6,193,541($898,852) in Zhejiang Lamapai and owns 63.9% interest in Zhejiang Lamapai. The 36.1% owned by the third parties is presented as noncontrolling interest.

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

Contingencies

Certain conditions may exist as of the date the CFS are issued, which could result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s management evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability is accrued in the Company’s CFS. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts was $1,005,085 (unaudited) and $1,005,085 as of June 30, 2017 and December 31, 2016, respectively.

Inventories, net

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of June 30, 2017 and December 31, 2016, inventory consisted entirely of finished goods.

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

Automotive	5 years
Office Equipment	5 years

As of June 30, 2017 and December 31, 2016, property and equipment consisted of the following:

	June 30, 2017	December 31, 2016
	(Unaudited)
Automotive	$40,830	$39,870
Office equipment	141,482	153,372
Plant and equipment	189,611	168,212
Construction in progress	332,159	328,103
Subtotal	704,082	689,557
Less: accumulated depreciation	(222,976)	(187,942)
Total	$481,106	$501,615

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360, “Property, Plant and Equipment,” which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2017 (unaudited) and December 31, 2016, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires the Company disclose estimated fair values (“FVs”) of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of FV.

Short-term Loans

As of June 30, 2017 and December 31, 2016, short-term loans consisted of the following:

	June 30, 2017	December 31, 2016
Line of credit from China Construction Bank , dated May 27, 2017, due on May 26, 2018	27,579	—

Short term loan dated June 1, 2016, due on August 28, 2017, with interest payable monthly, personally guaranteed by the CEO	442,446	—

From Bank of Hangzhou, dated July 13, 2016, due on July 12, 2017, with interest of 6.96% payable monthly	—	360,039

From Bank of Chouzhou, dated July 9, 2016, due on July 10, 2017, with interest 6.00% payable monthly, personally guaranteed by the CEO	—	720,077

From Bank of Chouzhou, dated July16, 2016, due on July 10, 2017 with interest of 6.0625% payable monthly, personally guaranteed by the CEO	—	1,440,154

Short term loan dated June 1, 2016, due on February 28, 2017, with interest payable monthly, personally guaranteed by the CEO	—	432,046
	$470,025	$2,952,316

As of June 30, 2017, long-term loans consisted of the following:

	June 30, 2017	December 31, 2016

From Bank of Chouzhou, dated July 10, 2017, due on August 10, 2018, with interest 6.00% payable monthly, personally guaranteed by the CEO	$737,409	—

From Bank of Chouzhou, dated July 11, 2017, due on July 10, 2018 with interest of 6.00% payable monthly, personally guaranteed by the CEO	1,474,817	—
	$2,212,226	$2,952,316

Revenue Recognition

In accordance with FASB ASC Topic 605, “Revenue Recognition,” the Company recognizes revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed and determinable, and collectability of the resulting receivable is reasonably assured.

The Company records revenues when title and the risk of loss pass to the customer.  Generally, these conditions occur on the date the customer takes delivery of the product.  Revenue generated is solely from retail of Yosen products .

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

Shipping and Handling Fees

The Company follows FASB ASC Sub-topic 605-45, “Handling Costs, Shipping Costs”.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of G&A expenses which were $7,592 and $3,071 for the six months ended June 30, 2017 and 2016, respectively. Shipping and handling fees for the three months ended June 30, 2017 were $4,185 and $3,071, respectively.

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

 Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. There was $5,855 and $3,194 advertising expense for the six and three months ended June 30, 2017, respectively, and $9,557 and $9,557 for the six and three months ended June 30, 2016.

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

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company operated E-commerce business only in the first six months of 2017 through Zhejiang Lamapai.

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

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company does not believe adoption of any such pronouncements may be expected to cause a material impact on CFS.

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

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying CFS. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future CFS.

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

On May 19, 2016, the board approved an amendment to Yosen’s Certificate of Incorporation effecting a one-for-three reverse split of Yosen’s common stock. The reverse split was effective as of September 30, 2016. The accompanying CFS and notes to the CFS give retroactive effect to the reverse stock split for all periods presented. In addition, the reverse stock split resulted in an adjustment in the number of shares of common stock issuable upon conversion of our warrants to a 3:1 ratio.

On December 23, 2016, the Company’s BOD adopted the Yosen Group 2016 Restricted Stock Plan (the “2016 Plan”).  The 2016 Plan provides for the granting of restricted stock awards to employees, directors and consultants of the Company and the employees, directors and consultants of the Company’s affiliates. Under the 2016 Plan, 1,360,000 shares of the Company’s common stock were initially available for issuance for awards.   As of December 31, 2016, 1,150,000 of the shares available for issuance under the 2016 Plan were issued. In January 2017, 210,000 shares available for issuance were issued. The common stock was valued at grant date with a FV of $476,000. During the three and six months ended June 30, 2017, $39,666 and $79,333 was recognized as stock based compensation expense, respectively.

Note 5 – STOCK WARRANTS, OPTIONS, AND COMPENSATION

Stock options - Options issued have a 10-year life and were vested upon issuance. The option holder has no voting or dividend rights. The grant price was the market price at the date of grant. The Company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the date of grant stock option pricing.

Outstanding options and warrants by exercise price consisted of the following as of June 30, 2017:

Outstanding				Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Warrants:
$0.75	1,218,076 (1)	1.25	$0.75	1,218,076	$0.75
$0.75	66,975 (2)	1.40	$0.75	66,975	$0.75
$0.75	190,532 (3)	1.60	$0.75	190,532	$0.75

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

The Company determined the FV of the 1,218,076 warrants was $1,183,970. As of June 30, 2017, warrants to purchase 1,218,076 shares of common stock remained outstanding. These warrants were plain vanilla warrants and were classified as equity.

(2) On November 16, 2015, the Company issued stock warrants to purchase 66,975 shares of common stock at $0.75. The stock warrants expire on November 15, 2018. Stock warrants were valued using the Black-Scholes option pricing model. Assumptions used to value the warrants are similar to those used in valuing the stock options as described below.

Term	3 years
Expected volatility	203%
Risk – free interest rate	1.2%
Dividend yield	0%
Weighted-average grant date FV	$1.215

The Company determined the FV of the 66,975 warrants was $81,375. As of June 30, 2017, warrants to purchase 66,975 shares of common stock remained outstanding. These warrants were plain vanilla warrants and were classified as equity.

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

The Company determined the FV of the 190,532 warrants was $206,917. As of June 30, 2017, warrants to purchase 190,532 shares of common stock remained outstanding. These warrants were plain vanilla warrants and were classified as equity.

Note 6 – INCOME TAXES

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense or penalties recognized during the three and six months ended June 30, 2017 and 2016.

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

The US operating entity Yosen Group is subject to the US federal income tax at a rate of 34%. Yosen Group does not conduct any operations and only incurs public company expenses, such as legal fees, accounting fees, investor relations expenses and filing fees. In the six months ended June 30, 2017, the US operating subsidiaries incurred a net operating loss of $124,334. As a result, $42,274 of deferred tax assets and valuation allowance was recorded. In the six months ended June 30, 2016, the US operating subsidiaries incurred a net operating loss of $49,960. As a result, $16,986 of deferred tax assets and valuation allowance was recorded.

In the three months ended June 30, 2017, the US operating subsidiaries incurred a net operating loss of $62,634. As a result, $21,296 of deferred tax assets and valuation allowance was recorded. In the three months ended June 30, 2016, the US operating subsidiaries incurred a net operating loss of $48,827. As a result, $16,601 of deferred tax assets and valuation allowance was recorded.

The PRC operating subsidiary, Zhejiang Lamapai is subject to the PRC income tax at a rate of 25%. In the six months ended June 30, 2017, Zhejiang Lamapai incurred a net operating loss of $262,807. Management believes it is more likely than not that the subsidiary will not be able to benefit from the deferred tax assets in association with the operating losses. As a result, $65,702 of deferred tax assets and valuation allowance were recorded in the six months ended June 30, 2017.  In the six months ended June 30, 2016, Zhejiang Lamapai incurred a net operating loss of $262,696, as a result, $65,674 of deferred tax assets and valuation allowance were recorded in the six months ended June 30, 2016.

In the three months ended June 30, 2017, Zhejiang Lamapai incurred a net operating loss of $189,478, as a result, $47,370 of deferred tax assets and valuation allowance were recorded in the three months ended June 30, 2017. In the three months ended June 30, 2016, Zhejiang Lamapai incurred a net operating loss of $168,211, as a result, $42,053 of deferred tax assets and valuation allowance were recorded in the three months ended June 30, 2016.

The components of deferred tax assets and liabilities as of June 30, 2017 (unaudited) and December 31, 2016 were as follows:

	2017	2016
Deferred tax assets:	(Unaudited)
U.S. net operating losses	$42,274	$16,986
PRC net operating losses	65,702	65,674
Discontinued operation	107,962	81,071
Total deferred tax assets	215,937	163,731
Less valuation allowance	(215,937)	(163,731)
	$—	$—

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate for the six months ended June 30, 2017 and 2016 is as follows:

	2017	2016
Tax (Credit) at US Statutory Rate	(34.0)%	(34.0)%
Tax rate difference	7.6%	8.3%
Valuation allowance	26.4%	25.7%
Effective rate	—%	—%

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate for the three months ended June 30, 2017 and 2016 is as follows:

	2017	2016
Tax (Credit) at US Statutory Rate	(34.0)%	(34.0)%
Tax rate difference	7.8%	8.0%
Valuation allowance	26.2%	26.0%
Effective rate	—%	—%

Note 7 – COMMITMENTS

The Company leases warehouse facilities under operating leases that terminated on June 9, 2017. There is no lease commitment as of June 30, 2017.

Note 8 – STATUTORY RESERVE

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

Statutory reserve funds are restricted to offset against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2017, the Company had allocated $11,542,623 and $11,542,623 to these non-distributable reserve funds.

Note 14 – DISCONTINUED OPERATIONS

Letong ceased operations in 2011, Yiwu ceased operation in 2013. Wang Da ceased operation in 2014. Yosen Trading ceased operation in 2015. Saizhuo and Zhejiang ceased operation in 2017. As a result, Letong, Yiwu , Wang Da , Yosen Trading and Saizhuo and Zhejiang met the conditions to be reported as discontinued operations in the CFS, and accordingly, the results of operations have been reclassified for all periods to conform to the current period's presentation.

The following table summarizes the assets and liabilities of the discontinued operations as of June 30, 2017 and December 31, 2016 included in the Consolidated Balance Sheets:

	2017	2016
Cash	$19,199	$75,571
Accounts receivable	4,617	10,460
Inventories	182,081	759,698
Advance to suppliers	40,012	293,270
Prepaid expenses and other receivables	42,869	41,123
Property, plant and equipment	26,586	28,562
Other noncurrent asset	—	5,251
Total assets	315,364	1,213,935

Short-term loans	2,212,226	2,716,243
Accounts payable	218,624	443,635
Advance from suppliers	38,687	22,241
Accrued expenses and other payable	755,021	—
Advance from related party	—	16,311
Income tax payable	814,218	836,419
Total liabilities	4,038,776	4,034,849
Net assets	$(3,723,412)	$(2,820,914)

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2017 and 2016:

	2017	2016
Sales, net	$156,412	$1,059,923
Cost of sales	146,195	1,042,381
Gross profit	10,217	17,542
General and administrative expenses	(54,852)	(170,680)
Loss from discontinued operations	(44,635)	(153,138)
Other expenses	(172,451)	(52,042)
Loss before income taxes	(217,086)	(205,180)
Provision for income taxes	—	—
Net loss from discontinued operations, net of income tax	$(217,086)	$(205,180)

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2017 and 2016:

	2017	2016
Sales, net	$863,621	$2,932,363
Cost of sales	826,693	2,891,181
Gross profit	36,928	41,182
General and administrative expenses	(208,508)	(287,063)
Loss from discontinued operations	(171,580)	(245,881)
Other expenses	(260,266)	(78,402)
Loss before income taxes	(431,846)	(324,283)
Provision for income taxes	—	—
Net loss from discontinued operations, net of income tax	$(431,846)	$(324,283)

Note 10 – OTHER COMPREHENSIVE INCOME

Other comprehensive income as included in stockholders’ deficit for the three months ended June 30, 2017 and 2016, represents foreign currency translation adjustment.

Note 11 – CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

Note 12 – MAJOR CUSTOMERS, VENDORS AND CREDIT RISK

During the three and six months ended June 30, 2017 and 2016, no customer accounted for more than 10% of the Company’s sales. As of June 30, 2017, no customer comprised more than 10% of the Company’s accounts receivable. No vendor comprised more than 10% of the Company’s accounts payable.

Note 13 – SEGMENT INFORMATION

As of June 30, 2017, Zhejiang Lamapai was the only operating entity for the Company's E-commerce business. The operating results of Zhejiang Lamapai are presented in the consolidated statements of operations and comprehensive loss.

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

Since 2007 Yosen Group were only engaged in the resale and distribution of third party products and generated 100% of our revenue from resale of items such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPods, electronic dictionaries, CD players and audio systems. We operated under the brand names Hangzhou Wang Da, Yiwu YongXin and Zhejiang Yongxin under the “store in store” business model.. However, starting in 2009, we had declining sales under the model due to increased competition from direct stores and large department stores and the impact of the economic slowdown. The electronics market also experienced revolutionary technological change., The consumer electronics business became highly dependent on emerging technology. The store in stores business model was no longer a suitable operation for the Company. As a result, Yiwu YongXin ceased operation in 2012 and Wang Da ceased operation in 2013. Zhejiang ceased operation in 2017.

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

On April 23, 2015, the Company established a wholly owned subsidiary Hangzhou Yongxin Lamapai E-commerce Co., Ltd (“Hangzhou Lamapai”). On September 24, 2015, Hangzhou Lamapai established a new company Zhejiang Yongxin Lamapai E-commerce Co., Ltd (“Zhejiang Lamapai”). In the first quarter of 2016, Zhejiang Lamapai established two new companies Ningbo Yongxin Lamapai E-commerce Co. Ltd ("Ningbo") and Hangzhou Saizhuo brand management Co., Ltd ("Saizhuo"). Hangzhou Lamapai, Zhejiang Lamapai, Saizhuo and Ningbo, collectively are referred as Lamapai entities ("Lamapai entities"). The Company invested RMB6,193,541(USD 898,852) to Zhejiang Lamapai. As a result of the investment, the Company owns 63.9% of Zhejiang Lamapai as of June 30, 2016.  In 2017, Saizhuo and Ningbo ceased operation. The Company will have only one operating entity Zhejiang Lamapai to conduct its e-commerce business.

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

Net Sales

Net sales for the three months ended June 30, 2017 was $492,097, an increase of $347,934 or 241.3% compared to $144,163 for the three months ended June 30, 2016. Net sales for the six months ended June 30, 2017 was $1,118,801, an increase of $974,638 or 676.1% compared to $144,163 for the six months ended June 30, 2016. The increase was attributable to Zhejiang Lamapai commenced operation in second quarter 2016. Net sales in the six months ended June 30, 2016 was low as a new business. As a result, net sales increased significantly as the company focuses on expanding its e-commerce business.

Cost of Sales

Cost of sales (“COS”) for the three months ended June 30, 2017 was $471,917 compared to $109,277 for the three months ended June 30, 2016, an increase of 331.9%. COS for the six months ended June 30, 2017 was $1,033,130 compared to $109,277 for the six months ended June 30, 2016, an increase of 845.4%. The increased COS for the three and six months was a result of the increase in sales from the comparable periods.

Gross Profit

Gross profit for the three months ended June 30, 2017 was $20,180 compared to gross profit of $34,886 for the three months ended June 30, 2016, a decrease of 42.2%. Gross profit for the six months ended June 30, 2017 was $85,671 compared to gross profit of $34,886 for the six months ended June 30, 2016, an increase of 145.6%. The increased gross profit for the six months ended June 30, 2017 compared to same period in 2016 was due to Zhejiang Lamapai was only three months in operation as a new business as of June 30, 2016.

Profit Margin

Profit margin for the three months ended June 30, 2017 was 4.1% compared to 24.2% for the three months ended June 30, 2016. Profit margin for the six months ended June 30, 2017 was 7.7% compared to 24.2% for the six months ended June 30, 2016.  Zhejiang Lamapai was only three months in operation as a new business as of June 30, 2016. As a result, gross profit margin in the three and six months ended June 30, 2016 was not an accurate indicator of the actual margin in the business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2017 were $251,289, compared to $251,342 for the three months ended June 30, 2016. Selling, general and administrative expenses for the six months ended June 30, 2017 were $434,453, compared to $346,714 for the six months ended June 30, 2016, an increase of 25.3% of sales. The increase in selling, general and administrative expenses was primarily due to increase in selling expenses.

Operating Loss from Continuing Operations

Operating loss for the three months ended June 30, 2017 was $231,109 compared to $216,456 for the three months ended June 30, 2016. Operating loss for the six months ended June 30, 2017 was $348,782 compared to $311,828 for the six months ended June 30, 2016, an increase of 11.9%. Increase in selling expenses was the key factors for the increase in operating loss from continuing operations during the three and six months ended June 30, 2017 compared to 2016.

Other Income (Expense)

Total other expense was $21,002 for the three months ended June 30, 2017 compared to $582 for same period in 2016. Total other expense was $38,358 for the six months ended June 30, 2017 compared to $828 for same period in 2016.

Provision for Income Taxes

The provision for income taxes for the three and six months ended June 30, 2017 and 2016 were $0 due to losses incurred by Zhejiang Lamapai.

Net Loss from Continuing Operations

Net loss from continuing operations was $252,111 for the three months ended June 30, 2016 compared to $217,038 for the three months ended June 30, 2016. Net loss from continuing operations was $387,140 for the six months ended June 30, 2017 compared to net loss of $312,656 for the six months ended June 30, 2016.

Net Loss from Discontinued Operations

Net loss from discontinued operations for the three months ended June 30, 2017 was $217,086 compared to $205,180 for 2016, an increase of $35,073. Net loss from discontinued operations for the six months ended June 30, 2017 was $431,846 compared to $324,283 for 2016, an increase of $74,484. Net Loss from discontinued operations increased primarily due to inventory write-offs as a result of Zhejiang's closing.

Net Loss including noncontrolling interest

Net loss including noncontrolling interest was $469,197 for the three months ended June 30, 2017 compared to net income of $422,218 for the three months ended June 30, 2016. Net loss including noncontrolling interest was $818,986 for the six months ended June 30, 2017 compared to $636,939 for the six months ended June 30, 2016. The increase in net loss was due to increase in operating expenses.

Net loss attributable to noncontrolling interest

Net loss attributable to noncontrolling interest was $76,325 and $94,105 in the three months ended June 30, 2017 and 2016. Net loss attributable to noncontrolling interest was $141,151 and $130,699 in the six months ended June 30, 2017 and 2016. Net loss attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-Yosen ownership interests in Yosen's consolidated entities - Zhejiang Lamapai, Hangzhou Lamapai, Saizhuo and Ningbo.

Net loss attributable to Yosen Group

Net loss attributable to Yosen Group was $392,872 in the three months ended June 30, 2017 compared to $328,113 in the three months ended June 30,2016. Net loss attributable to Yosen Group was $677,835 in the six months ended June 30, of 2017 compared to $506,240 in the six months ended June 30,2016. The increase in net loss attributable to Yosen Group was primarily due to Zhejiang's cutting operating expenses to reduce loss.

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

	Three Months Ended June 30,
	2017	2016
RMB/$ exchange rate at period end	0.1475	0.1507
Average RMB/$ exchange rate for the periods	0.1458	0.1532

	Six Months Ended June 30,
	2017	2016
RMB/$ exchange rate at period end	0.1475	0.1507
Average RMB/$ exchange rate for the periods	0.1455	0.1531

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated results of operations. As a result of the translation, Yosen recorded a foreign currency loss of $71,696 in the six months ended June 30, 2017 and $40,592 in the same period of 2016, and $50,807 and $28,248 for the three months ended June 30, 2017 and 2016, which is a separate line item on the Statements of Operations and Comprehensive Loss.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations. Cash and equivalents were $29,670 at June 30, 2017, compared to $135,847 at December 31, 2016.

Our cash flows for the six month periods are summarized as follows:

Operating Activities

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(357,314)	$(416,968)
Net cash used in investing activities	(3,436)	(607,051)
Net cash provided by financing activities	279,906	558,555
Effect of exchange rate change on cash and equivalents	(25,333)	35,924
Net decrease in cash and equivalents	(106,177)	(429,540)
Cash and equivalents at beginning of period	135,847	738,611
Cash and equivalents at end of period	$29,670	$309,071

Operating Activities

 Net cash used in operating activities was $357,314for the six months ended June 30, 2017 compared to $416,968 for the six months ended June 30, 2016, a 14.3% decrease.  Net cash used in operating activities was mainly attributable to several factors, including (i) a decrease in accrued expenses of $177,276; (ii) decrease in accounts payable of $606,850 and (iii) decrease in advance from customers of $81,880, offset by the decrease in inventories of $799,013 and advance to suppliers of $113,275 and accounts receivable of $6,612, add back of stock compensation of 79,333 and depreciation of 30,096.

Investing Activities

	Six Months Ended June 30,
	2017	2016
Net cash used in investing activities	$(3,436)	$(607,051)

Net cash used in investing activities in the six months ended June 30, 2017 and 2016 was $3,436 and $607,051. The investment activities in the six months ended June 30, 2016 were mainly attributed to construction of new store for Zhejiang Lamapai.

Financing Activities

	Six Months Ended June 30,
	2017	2016
Net cash provided by financing activities	$279,906	$558,555

Net cash provided by financing activities was primarily advance from related party offset by repayment of short term loans.

Net decrease in Cash and Equivalents

	Six Months Ended June 30,
	2017	2016
Net decrease in cash and equivalents	$(106,177)	$(429,540)

Cash and Equivalents

	June 30,
	2017	2016
Cash and equivalents	$29,670	$309,071

Cash and equivalents as of June 30, 2017 and December 31, 2016 were solely bank accounts in US and China. Specifically, cash and equivalents for each subsidiary as of June 30, 2017 and December 31, 2016 included:

Name of Entity	Region	Currency	June 30, 2017	December 31, 2016
Yosen Group	US entity	USD	554	40,495
Capital	BVI entity	USD	—	—
Yosen Trading	US entity	USD	3,381	5,558
Zhejiang	Chinese entity	RMB	79,057	107,120
Yiwu	Chinese entity	RMB	14,224	57,918
Wang Da	Chinese entity	RMB	10,240	20,428
Zhejiang Lamapai	Chinese entity	RMB	67,243	353,405
Saizhuo	Chinese entity	RMB	3,730	39,411

Cash equivalents held in the PRC subsidiaries are not freely transferrable outside the country. The amounts not freely transferable as of June 30, 2017 and December 31, 2016 were RMB 174,495 ($25,735) (unaudited) and RMB 623,501($89,794).

Capital Expenditures

We had $3,436 capital expenditure for the six months ended June 30, 2017 attributable to purchase of office equipment.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures as of June 30, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal controls identified in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2017 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.   Exhibits.

Exhibit No.	Document Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101	The following financial statements from China 3C Group’s Quarterly Report on Form 10-Q for the quarterly period ended JUNE 30, 2017 formatted in XBRL (extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Operations and Comprehensive Loss (unaudited); (iii) the Consolidated Statements of Cash Flows (unaudited); and, (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOSEN GROUP, INC.

Date: August 16, 2017	By:	/s/ Zhenggang Wang
Name: Zhenggang Wang
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 16, 2017	By:	/s/ Weiping Wang
Name: Weiping Wang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

