Form 10-Q
period 2017-09-30
Yosen Group, Inc.
filed 2017-11-20
CIK 1076784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2017

or

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$24,864	$135,847
Accounts receivable, net	1,249	50,872
Inventories	614,722	1,274,526
Advances to suppliers	226,236	358,430
Prepaid expenses and other current assets	472,985	592,301
Total current assets	1,340,056	2,411,976
Property and equipment, net	441,342	501,615
Intangible assets	15,158	12,599
Other non-current assets	169,902	164,927
Total assets	$1,966,458	$3,091,117

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term loans	$2,732,878	$2,952,316
Accounts payable	360,142	1,000,243
Advance from related party	848,390	160,610
Accrued expenses and other payables	707,078	769,695
Advance from customers	158,708	167,690
Income tax payable	840,477	636,978
Total liabilities	5,647,673	5,687,532

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized, 11,267,918 and 11,057,918 issued and outstanding as of September 30, 2017 and December 31, 2016	11,268	11,058
Additional paid-in capital	28,443,515	28,370,225
Subscription receivable	(50,000)	(50,000)
Statutory reserve	11,542,623	11,542,623
Other comprehensive income	8,066,365	8,209,691
Accumulated deficit	(51,636,800)	(50,843,838)
Total Yosen Group's stockholders’ deficit	(3,623,029)	(2,760,241)
Noncontrolling interest	(58,186)	163,826
Total stockholders’ deficit	(3,681,215)	(2,596,415)
Total liabilities and stockholders’ deficit	$1,966,458	$3,091,117

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

NINE MONTHS ENDED SEPTEMBER 30, 2017 and 2016 (UNAUDITED)

	2017	2016
Net sales	$1,496,347	$451,303
Cost of sales	1,396,972	355,672
Gross profit	99,375	95,632
Selling, general and administrative expenses	645,777	599,761
Loss from continuing operations	(546,402)	(504,129)
Other income (expense)
Interest income	58	187
Other income	2,305	1,113
Other expense	(72,731)	(16,231)
Total other expense	(70,368)	(14,931)

Loss from continuing operations before income taxes	(616,770)	(519,060)
Provision for income taxes	—	—
Net loss from continuing operations	(616,770)	(519,060)
Net loss from discontinued operations, net of income taxes	(389,854)	(570,365)
Net loss including noncontrolling interest	(1,006,624)	(1,089,425)

Net loss attributable to noncontrolling interest	(213,662)	(248,427)

Net loss attributable to Yosen Group	(792,962)	(840,998)

Other comprehensive items:
Foreign currency translation loss attributable to Yosen Group	(142,759)	40,107
Foreign currency translation loss attributable to noncontrolling interest	(567)	8,338

Comprehensive loss attributable to Yosen Group	$(935,721)	$(800,891)
Comprehensive loss attributable to noncontrolling interest	$(214,229)	$(240,089)

Basic and diluted loss per share:
Continuing operations	(0.04)	(0.06)
Discontinued operations	(0.03)	(0.03)
Net loss per share	$(0.07)	$(0.09)

Weighted average shares outstanding:
Basic	11,266,380	9,825,816
Diluted	11,266,380	10,454,156

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED SEPTEMBER 30, 2017 and 2016 (UNAUDITED)

	2017	2016
Net sales	$377,546	$307,140
Cost of sales	363,842	246,395
Gross profit	13,704	60,746
Selling, general and administrative expenses	211,324	253,047
Loss from continuing operations	(197,620)	(192,301)
Other income (expense)
Interest income	58	(134)
Other income	1,009	(5)
Other expense	(33,077)	(13,964)
Total other expense	(32,010)	(14,103)

Loss from continuing operations before income taxes	(229,630)	(206,404)
Provision for income taxes	—	—
Net loss from continuing operations	(229,630)	(206,404)
Net loss from discontinued operations, net of income taxes	41,992	(246,082)
Net loss including noncontrolling interest	(187,638)	(452,486)

Net loss attributable to noncontrolling interest	(72,511)	(117,728)

Net loss attributable to Yosen Group	(115,127)	(334,758)

Other comprehensive items:
Foreign currency translation loss attributable to Yosen Group	(71,063)	107,753
Foreign currency translation loss attributable to noncontrolling interest	3,672	15,126

Comprehensive loss attributable to Yosen Group	$(186,190)	$(227,005)
Comprehensive loss attributable to noncontrolling interest	$(68,839)	$(102,602)

Basic and diluted loss per share:
Continuing operations	(0.01)	(0.02)
Discontinued operations	—	(0.01)
Net loss per share	$(0.01)	$(0.03)

Weighted average shares outstanding:
Basic	11,266,380	9,906,425
Diluted	11,266,380	10,541,417

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2017 and 2016 (UNAUDITED)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss including noncontrolling interest	$(1,006,624)	$(1,089,425)
Adjustments to reconcile net loss including noncontrolling interest to net cash used in operating activities:
Depreciation	71,170	25,536
Stock based compensation	119,000	—
Gain from relief of accounts payable	(126,006)	—
(Increase) /decrease in assets:
Accounts receivable	50,678	203,469
Inventories	699,155	(724,896)
Prepaid expenses and other current assets	251,501	366,975
Advance to suppliers	144,451	224,859
Other noncurrent asset	19,087	(69,991)
(Increase) /decrease in current liabilities:
Accounts payable	(539,718)	795,849
Accrued expenses and other payables	(95,963)	(604,702)
Advance from customer	(15,897)	61,222
Income tax payable	—	(156,229)
Net cash used in operating activities	(429,164)	(967,333)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,296)	(188,913)
Construction in progress	—	(471,653)
Net cash used in investing activities	(7,296)	(660,566)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (Repayment of) short-term loans	(339,808)	379,933
Proceeds from equity financing	18,278	270,909
Advance from related party	665,617	357,765
Net cash provided by financing activities	344,087	1,008,607

Effect of exchange rate changes on cash and equivalents	(18,610)	65,567

Net decrease in cash and equivalents	(110,983)	(553,725)
Cash and equivalents, beginning of period	135,847	738,611
Cash and equivalents, end of period	$24,864	$184,886

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid	$181,774	$140,444

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

Note 1 - ORGANIZATION

Yosen Group, Inc. (the “Company” or “Yosen”) was incorporated on August 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited (“Capital”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang YongXin Digital Technology Company Limited (“Zhejiang”), Yiwu YongXin Communication Limited (“Yiwu”), Hangzhou Wang Da Electronics Company Limited (“Wang Da”) were incorporated under the laws of the Peoples Republic of China (“PRC” or “China”) on July 11, 2005, July 18, 1997, March 30, 1998, respectively. Zhejiang set up a new operating entity, Hangzhou Letong Digital Technology Co., Ltd. (“Letong”) on March 10, 2009. On January 6, 2014 the Company established Yosen Trading Inc. (“Yosen Trading”), its wholly owned US based subsidiary in New York. On April 23, 2015, the Company established a wholly owned subsidiary Hangzhou Yongxin Lamapai E-commerce Co., Ltd (“Hangzhou Lamapai”). On September 24, 2015, Hangzhou Lamapai established a new company Zhejiang Yongxin Lamapai E-commerce Co., Ltd (“Zhejiang Lamapai”). In 2016, Zhejiang Lamapai established Ningbo Yongxin Lamapai E-commerce Co. Ltd ("Ningbo") and Hangzhou Saizhuo brand management Co., Ltd ("Saizhuo"). The Company invested RMB 6,193,541(USD 934,620) to Zhejiang Lamapai. As a result of the investment, the Company owns 65.1% of Zhejiang Lamapai as of September 30, 2017.

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

ORGANIZATIONAL CHART

Our corporate structure as of September 30, 2017 is as follows:

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

Going Concern

The accompanying CFS were prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company realized net loss of $493,055 from continuing operations for the nine months ended September 30, 2017. The Company had accumulated deficit of $51,636,800 as of September 30, 2017. There can be no assurance that the Company will become profitable or that it will survive as a public company. These issues raise substantial doubt regarding the Company’s ability to continue as a going concern.

In June 2017, we closed all remaining stores of Zhejiang. It represents the discontinuation of Yosen’s traditional electronics retail and wholesale business. The Company now focuses on selling imported goods through online platform and customer experience stores.

Principles of Consolidation

The CFS include the accounts of Yosen and its wholly owned subsidiaries Capital, Wang Da, Yiwu, Zhejiang, Lamapai and Saizhuo collectively referred to as the Company. All material intercompany accounts, transactions and profits were eliminated in consolidation.

Noncontrolling Interest

As of September 30, 2017, the Company invested RMB 6,193,541($898,852) in Zhejiang Lamapai and owns 65.1% interest in Zhejiang Lamapai. The 34.9% owned by the third parties is presented as noncontrolling interest.

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

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts was $1,005,085 as of September 30, 2017 and December 31, 2016, respectively.

Inventories, net

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of September 30, 2017 and December 31, 2016, inventory consisted entirely of finished goods.

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

Automotive	5 years
Office Equipment	5 years

As of September 30, 2017 and December 31, 2016, property and equipment consisted of the following:

	September 30, 2017	December 31, 2016
	(Unaudited)
Automotive	$41,600	$39,870
Office equipment	143,718	153,372
Plant and equipment	524,917	168,212
Construction in progress	—	328,103
Subtotal	710,235	689,557
Less: accumulated depreciation	(268,893)	(187,942)
Total	$441,342	$501,615

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360, “Property, Plant and Equipment,” which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2017 (unaudited) and December 31, 2016, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires the Company disclose estimated fair values (“FVs”) of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of FV.

Short-term Loans

As of September 30, 2017 and December 31, 2016, short-term loans consisted of the following:

	September 30, 2017	December 31, 2016
Line of credit from China Construction Bank , dated May 27, 2017, due on May 26, 2018, with 6.525% interest per annum.	28,100	—

Short term loan dated June 1, 2016, due on November 28, 2017, with 12% interest per annum, payable monthly, personally guaranteed by the CEO	450,797	—

From Bank of Chouzhou, dated July 10, 2017, due on August 10, 2018, with interest 6.00% payable monthly, personally guaranteed by the CEO	751,327	—

From Bank of Chouzhou, dated July 11, 2017, due on July 10, 2018 with interest of 6.00% payable monthly, personally guaranteed by the CEO	1,502,654	—

From Bank of Hangzhou, dated July 13, 2016, due on July 12, 2017, with interest of 6.96% payable monthly	—	360,039

From Bank of Chouzhou, dated July 9, 2016, due on July 10, 2017, with interest 6.00% payable monthly, personally guaranteed by the CEO	—	720,077

From Bank of Chouzhou, dated July16, 2016, due on July 10, 2017 with interest of 6.0625% payable monthly, personally guaranteed by the CEO	—	1,440,154

Short term loan dated June 1, 2016, due on February 28, 2017, with interest payable monthly, personally guaranteed by the CEO	—	432,046
	$2,732,878	2,952,316

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

Shipping and Handling Fees

The Company follows FASB ASC Sub-topic 605-45, “Handling Costs, Shipping Costs”.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of G&A expenses which were $9,682 and $5,901 for the nine months ended September 30, 2017 and 2016, respectively. Shipping and handling fees for the three months ended September 30, 2017 were $2,118 and $2,814, respectively.

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. There was $5,966 and $11,731 advertising expense for the nine months ended September 30, 2017, respectively, and $0 and $2,210 for the three months ended September 30, 2017 and 2016.

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

In November 2015, the FASB issued an ASU on the balance sheet classification of deferred taxes, which would require that deferred tax assets and liabilities be classified as non-current in the balance sheet. Current GAAP requires the presentation of deferred tax assets and liabilities as either current or non-current in the balance sheet. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual reporting periods. Earlier adoption is permitted. The guidance may be applied either prospectively or retrospectively. The adoption of any such pronouncements did not cause a material impact on its financial condition or the results of its operations.

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

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The adoption of any such pronouncements did not cause a material impact on CFS.

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

Note 3 - ADVANCES TO SUPPLIERS

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

On December 23, 2016, the Company’s Board of Directors (“BOD”) adopted the Yosen Group 2016 Restricted Stock Plan (the “2016 Plan”).  The 2016 Plan provides for the granting of restricted stock awards to employees, directors and consultants of the Company and the employees, directors and consultants of the Company’s affiliates. Under the 2016 Plan, 1,360,000 shares of the Company’s common stock were initially available for issuance for awards.   As of December 31, 2016, 1,150,000 of the shares available for issuance under the 2016 Plan were issued. In January 2017, 210,000 shares available for issuance were issued. The common stock was valued at grant date with a FV of $476,000. During the three and nine months ended September 30, 2017, $39,666 and $119,000 was recognized as stock based compensation expense, respectively.

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

Outstanding options and warrants by exercise price consisted of the following as of September 30, 2017:

Outstanding					Exercisable
Exercise Price	Number of Shares		Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Warrants:
$0.75	1,218,076	(1)	1	$0.75	1,218,076	$0.75
$0.75	66,975	(2)	1.15	$0.75	66,975	$0.75
$0.75	190,532	(3)	1.35	$0.75	190,532	$0.75

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

The Company determined the FV of the 1,218,076 warrants was $1,183,970. As of September 30, 2017, warrants to purchase 1,218,076 shares of common stock remained outstanding. These warrants were plain vanilla warrants and were classified as equity.

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

The Company determined the FV of the 66,975 warrants was $81,375. As of September 30, 2017, warrants to purchase 66,975 shares of common stock remained outstanding. These warrants were plain vanilla warrants and were classified as equity.

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

The Company determined the FV of the 190,532 warrants was $206,917. As of September 30, 2017, warrants to purchase 190,532 shares of common stock remained outstanding. These warrants were plain vanilla warrants and were classified as equity.

Note 6 - INCOME TAXES

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense or penalties recognized during the three and nine months ended September 30, 2017 and 2016.

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

The US operating entity Yosen Group is subject to the US federal income tax at a rate of 34%. Yosen Group does not conduct any operations and only incurs public company expenses, such as legal fees, accounting fees, investor relations expenses and filing fees. In the nine months ended September 30, 2017, the US operating subsidiaries incurred an adjusted net operating loss of $70,273. As a result, $23,893 of deferred tax assets and valuation allowance was recorded. In the nine months ended September 30, 2016, the US operating subsidiaries incurred a net operating loss of $95,536. As a result, $32,482 of deferred tax assets and valuation allowance was recorded.

In the three months ended September 30, 2017, the US operating subsidiaries incurred an adjusted net operating loss of $25,273. As a result, $8,593 of deferred tax assets and valuation allowance was recorded. In the three months ended September 30, 2016, the US operating subsidiaries incurred a net operating loss of $45,576. As a result, $15,496 of deferred tax assets and valuation allowance was recorded.

The PRC operating subsidiary, Zhejiang Lamapai is subject to the PRC income tax at a rate of 25%. In the nine months ended September 30, 2017, Zhejiang Lamapai incurred a net operating loss of $429,788. Management believes it is more likely than not that the subsidiary will not be able to benefit from the deferred tax assets in association with the operating losses. As a result, $107,447 of deferred tax assets and valuation allowance were recorded in the nine months ended September 30, 2017.  In the nine months ended September 30, 2016, Zhejiang Lamapai incurred a net operating loss of $423,524, as a result, $105,881 of deferred tax assets and valuation allowance were recorded in the nine months ended September 30, 2016.

In the three months ended September 30, 2017, Zhejiang Lamapai incurred a net operating loss of $166,981, as a result, $41,745 of deferred tax assets and valuation allowance were recorded in the three months ended September 30, 2017. In the three months ended September 30, 2016, Zhejiang Lamapai incurred a net operating loss of $160,828, as a result, $40,207 of deferred tax assets and valuation allowance were recorded in the three months ended September 30, 2016.

The components of deferred tax assets and liabilities as of September 30, 2017 (unaudited) and December 31, 2016 were as follows:

	2017	2016
Deferred tax assets:	(Unaudited)
U.S. net operating losses	$23,893	$16,986
PRC net operating losses	107,447	65,674
Discontinued operation	128,392	81,071
Total deferred tax assets	259,732	163,731
Less valuation allowance	(259,732)	(163,731)
	$—	$—

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate for the nine months ended September 30, 2017 and 2016 is as follows:

	2017	2016
Tax (Credit) at US Statutory Rate	(34.0)%	(34.0)%
Tax rate difference	8.4%	8.2%
Valuation allowance	25.6%	25.8%
Effective rate	—%	—%

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate for the three months ended September 30, 2017 and 2016 is as follows:

	2017	2016
Tax (Credit) at US Statutory Rate	(34.0)%	(34.0)%
Tax rate difference	8.3%	8.1%
Valuation allowance	25.7%	25.9%
Effective rate	—%	—%

Note 7 - COMMITMENTS

The Company leases warehouse facilities under operating leases that terminated on June 9, 2017. There is no lease commitment as of September 30, 2017. There was no rent expenses in the nine months ended September 30, 2017 since Lamapai is currently operating with free rent.

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

Statutory reserve funds are restricted to offset against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2017, the Company had allocated $11,542,623 and $11,542,623 to these non-distributable reserve funds.

Note 14 - DISCONTINUED OPERATIONS

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

The following table summarizes the assets and liabilities of the discontinued operations as of September 30, 2017 and December 31, 2016 included in the Consolidated Balance Sheets:

	2017	2016
Cash	$24,864	$75,571
Accounts receivable	1,249	10,460
Inventories	614,722	759,698
Advance to suppliers	226,236	293,270
Prepaid expenses and other receivables	466,785	41,123
Property, plant and equipment	441,342	28,562
Other noncurrent asset	152,059	5,251
Total assets	1,927,257	1,213,935

Short-term loans	2,732,878	2,716,243
Accounts payable	360,142	443,635
Advance from suppliers	158,708	22,241
Accrued expenses and other payable	707,078	—
Advance from related party	848,390	16,311
Income tax payable	807,476	836,419
Total liabilities	5,614,672	4,034,849
Net assets	$(3,687,415)	$(2,820,914)

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations and Comprehensive Loss for the three months ended September 30, 2017 and 2016:

	2017	2016
Sales, net	$26,890	$883,908
Cost of sales	49,581	861,020
Gross profit	(22,691)	22,888
General and administrative expenses	(18,351)	(236,224)
Loss from discontinued operations	(40,942)	(213,336)
Other expenses	85,057	(32,746)
Loss before income taxes	44,115	(246,082)
Provision for income taxes	(2,123)	—
Net loss from discontinued operations, net of income tax	$41,992	$(246,082)

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2017 and 2016:

	2017	2016
Sales, net	$890,511	$3,816,271
Cost of sales	876,274	3,752,201
Gross profit	14,237	64,070
General and administrative expenses	(226,759)	(523,287)
Loss from discontinued operations	(212,522)	(459,217)
Other expenses	(175,209)	(111,148)
Loss before income taxes	(387,731)	(570,365)
Provision for income taxes	(2,123)	—
Net loss from discontinued operations, net of income tax	$(389,854)	$(570,365)

Note 10- OTHER COMPREHENSIVE INCOME

Other comprehensive income as included in stockholders’ deficit for the three months ended September 30, 2017 and 2016, represents foreign currency translation adjustment.

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

Note 12 - MAJOR CUSTOMERS, VENDORS AND CREDIT RISK

During the three and nine months ended September 30, 2017 and 2016, no customer accounted for more than 10% of the Company’s sales. As of September 30, 2017, no customer comprised more than 10% of the Company’s accounts receivable. No vendor comprised more than 10% of the Company’s accounts payable.

Note 13 - SEGMENT INFORMATION

As of September 30, 2017, Zhejiang Lamapai was the only operating entity for the Company's E-commerce business. The operating results of Zhejiang Lamapai are presented in the consolidated statements of operations and comprehensive loss.

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

On April 23, 2015, the Company established a wholly owned subsidiary Hangzhou Yongxin Lamapai E-commerce Co., Ltd (“Hangzhou Lamapai”). On September 24, 2015, Hangzhou Lamapai established a new company Zhejiang Yongxin Lamapai E-commerce Co., Ltd (“Zhejiang Lamapai”). In the first quarter of 2016, Zhejiang Lamapai established two new companies Ningbo Yongxin Lamapai E-commerce Co. Ltd ("Ningbo") and Hangzhou Saizhuo brand management Co., Ltd ("Saizhuo"). Hangzhou Lamapai, Zhejiang Lamapai, Saizhuo and Ningbo, collectively are referred as Lamapai entities ("Lamapai entities"). The Company invested RMB6,193,541(USD 898,852) to Zhejiang Lamapai. As a result of the investment, the Company owns 63.9% of Zhejiang Lamapai as of September 30, 2016.  In 2017, Saizhuo and Ningbo ceased operation. The Company will have only one operating entity Zhejiang Lamapai to conduct its e-commerce business.

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

Net Sales

Net sales for the three months ended September 30, 2017 was $377,546, an increase of $70,406 or 22.9% compared to $307,140 for the three months ended September 30, 2016. Net sales for the nine months ended September 30, 2017 was $1,496,347, an increase of $1,045,044 or 231.6% compared to $451,303 for the nine months ended September 30, 2016. The increase was attributable to Zhejiang Lamapai commenced operation in second quarter 2016. Net sales in the nine months ended September 30, 2016 was low as a new business. As a result, net sales increased significantly as the company focuses on expanding its e-commerce business.

Cost of Sales

Cost of sales (“COS”) for the three months ended September 30, 2017 was $363,842 compared to $246,395 for the three months ended September 30, 2016, an increase of 47.7%. COS for the nine months ended September 30, 2017 was $1,396,972 compared to $355,672 for the nine months ended September 30, 2016, an increase of 292.8%. The increased COS for the three and nine months was a result of the increase in sales from the comparable periods.

Gross Profit

Gross profit for the three months ended September 30, 2017 was $13,704 compared to gross profit of $60,746 for the three months ended September 30, 2016, a decrease of 77.4%. Gross profit for the nine months ended September 30, 2017 was $99,375 compared to gross profit of $95,632 for the nine months ended September 30, 2016, an increase of 3.9%. Gross profit did not increase as much as sales due to the lower profit margin in smart phone products.

Profit Margin

Profit margin for the three months ended September 30, 2017 was 3.6% compared to 19.8% for the three months ended September 30, 2016. Profit margin for the nine months ended September 30, 2017 was 6.6% compared to 21.2% for the nine months ended September 30, 2016.  Gross margin decreased significantly as a result of low margin in brand name smart phone products such as Apple and Samsung.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2017 were $211,324, compared to $253,047 for the three months ended September 30, 2016. Selling, general and administrative expenses for the nine months ended September 30, 2017 were $645,777, compared to $599,761 for the nine months ended September 30, 2016, an increase of 7.7%. The increase in selling, general and administrative expenses was primarily due to increase in selling expenses as a result of increased sales revenue, offset by a decrease in general administrative expenses.

Operating Loss from Continuing Operations

Operating loss for the three months ended September 30, 2017 was $197,620 compared to $192,301 for the three months ended September 30, 2016. Operating loss for the nine months ended September 30, 2017 was $546,402 compared to $504,129 for the nine months ended September 30, 2016, an increase of 8.4%. Decreased gross profit was the key factor for the increase in operating loss from continuing operations during the three and nine months ended September 30, 2017 compared to 2016.

Other Expense

Total other expense was $32,010 for the three months ended September 30, 2017 compared to $14,103 for same period in 2016. Total other expense was $70,368 for the nine months ended September 30, 2017 compared to $14,931 for 2016 period. Other expense was mostly attributable to interest expenses incurred by Yiwu.

Provision for Income Taxes

The provision for income taxes for the three and nine months September 30, 2017 and 2016 was zero .

Net Loss from Continuing Operations

Net loss from continuing operations was $229,630 for the three months ended September 30, 2017 compared to $206,404 for the three months ended September 30, 2016. Net loss from continuing operations was $616,770 for the nine months ended September 30, 2017 compared to $519,060 for the nine months ended September 30, 2016.

Net Income (Loss) from Discontinued Operations

Net income from discontinued operations for the three months ended September 30, 2017 was $41,992 compared to net loss of $246,082 for 2016, a decrease of $288,074. Net loss from discontinued operations for the nine months ended September 30, 2017 was $389,854 compared to $570,365 for 2016, a decrease of $180,511. Net Loss from discontinued operations decreased primarily due to relief on Yosen Trading's accounts payable when Yosen Trading dissolved in 2017.

Net Loss including noncontrolling interest

Net loss including noncontrolling interest was $187,638 for the three months ended September 30, 2017 compared to net income of $452,486 for the three months ended September 30, 2016. Net loss including noncontrolling interest was $1,006,624 for the nine months ended September 30, 2017 compared to $1,089,425 for the nine months ended September 30, 2016.

Net loss attributable to noncontrolling interest

Net loss attributable to noncontrolling interest was $72,511 and $117,728 in the three months ended September 30, 2017 and 2016. Net loss attributable to noncontrolling interest was $213,662 and $248,427 in the nine months ended September 30, 2017 and 2016. Net loss attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-Yosen ownership interests in Yosen's consolidated entities - Zhejiang Lamapai, Hangzhou Lamapai, Saizhuo and Ningbo.

Net loss attributable to Yosen Group

Net loss attributable to Yosen Group was $115,127 in the three months ended September 30, 2017 compared to $334,758 in the three months ended September 30,2016. Net loss attributable to Yosen Group was $792,962 in the nine months ended September 30, of 2017 compared to $840,998 in the nine months ended September 30,2016. Net loss attributable to Yosen Group stabilized as of September 30, 2017 as Zhejiang closed all of its stores to eliminate its traditional electronics sales business.

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

	Nine Months Ended September 30,
	2017	2016
RMB/$ exchange rate at period end	0.1503	0.1499
Average RMB/$ exchange rate for the periods	0.1469	0.1520

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated results of operations. As a result of the translation, Yosen recorded a foreign currency loss of $143,326 in the nine months ended September 30, 2017 and $75,499 in the same period of 2016, and a loss of $67,391 and gain of $122,879 for the three months ended September 30, 2017 and 2016, which is a separate line item on the Statements of Operations and Comprehensive Loss.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short term loans. Cash and equivalents were $24,864 at September 30, 2017, compared to $135,847 at December 31, 2016.

Our cash flows for the nine month periods are summarized as follows:

Operating Activities

	Nine months ended September 30,
	2017	2016
Net cash used in operating activities	$(429,164)	$(967,333)
Net cash used in investing activities	(7,296)	(660,566)
Net cash provided by financing activities	344,087	1,008,507
Effect of exchange rate change on cash and equivalents	(18,610)	65,567
Net decrease in cash and equivalents	(110,983)	(553,725)
Cash and equivalents at beginning of period	135,847	738,611
Cash and equivalents at end of period	$24,864	$184,886

Operating Activities

 Net cash used in operating activities was $429,164 for the nine months ended September 30, 2017 compared to $967,333 for the nine months ended September 30, 2016, a 55.6% decrease.  Net cash used in operating activities was mainly attributable to several factors, including (i) a decrease in accounts payable of $539,718; (ii) decrease in accrued expenses of $95,963 offset by the increase in inventories of $699,155 and advance to suppliers of $144,451, add back of stock compensation of 119,000 and depreciation of 71,170.

Investing Activities

	Nine months ended September 30,
	2017	2016
Net cash provided by (used in) investing activities	$(7,296)	$(660,566)

Net cash used in investing activities in the nine months ended September 30, 2016 was $660,566. The investment activities in the nine months ended September 30, 2016 were mainly attributed to construction of new store for Zhejiang Lamapai.

Financing Activities

	Nine months ended September 30,
	2017	2016
Net cash provided by financing activities	$344,087	$1,008,607

Net cash provided by financing activities was primarily advance from related party offset by repayment of short term loans.

Net decrease in Cash and Equivalents

	Nine months ended September 30,
	2017	2016
Net decrease in cash and equivalents	$(110,983)	$(553,725)

Cash and Equivalents

	September 30,
	2017	2016
Cash and equivalents	$24,864	$184,886

Cash and equivalents as of September 30, 2017 and December 31, 2016 were solely bank accounts in US and China. Specifically, cash and equivalents for each subsidiary as of September 30, 2017 and December 31, 2016 included:

Name of Entity	Region	Currency	September 30, 2017	December 31, 2016
Yosen Group	US entity	USD	2,127	40,495
Capital	BVI entity	USD	—	—
Yosen Trading	US entity	USD	3,381	5,558
Zhejiang	Chinese entity	RMB	43,276	107,120
Yiwu	Chinese entity	RMB	9,303	57,918
Wang Da	Chinese entity	RMB	8,001	20,428
Zhejiang Lamapai	Chinese entity	RMB	90,730	353,405
Saizhuo	Chinese entity	RMB	—	39,411

Cash equivalents held in the PRC subsidiaries are not freely transferrable outside the country. The amounts not freely transferable as of September 30, 2017 and December 31, 2016 were RMB 174,495 ($25,735) (unaudited) and RMB 623,501($89,794).

Capital Expenditures

We had $17,288 capital expenditure for the nine months ended September 30, 2017 attributable to purchase of office equipment.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures as of September 30, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal controls identified in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2017 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibit No.	Document Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101	The following financial statements from China 3C Group’s Quarterly Report on Form 10-Q for the quarterly period ended SEPTEMBER 30, 2017 formatted in XBRL (extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Operations and Comprehensive Loss (unaudited); (iii) the Consolidated Statements of Cash Flows (unaudited); and, (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOSEN GROUP, INC.

Date: November 20, 2017	By:	/s/ Zhenggang Wang
Name: Zhenggang Wang
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 20, 2017	By:	/s/ Weiping Wang
Name: Weiping Wang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

