Form 10-K
period 2017-12-31
Yosen Group, Inc.
filed 2018-04-17
CIK 1076784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the 10,179,933 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $4,071,973 as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $0.40 per share, as reported on the OTC Bulletin Board.

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

As of April 16, 2018, there were 19,785,106  shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None.

 YOSEN GROUP, INC.

As used in this annual report, the terms “we,” “us,” “our,” and words of like import, and the “Company” refers to Yosen Group, Inc. and its subsidiaries, unless the context indicates otherwise.

Forward Looking Statements

This Annual Report on Form 10-K contain “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward looking statement can be guaranteed and actual future results may vary materially.

These risks and uncertainties, many of which are beyond our control, include, and are not limited to:

•	We require substantial funds to commence and conduct our proposed restaurant business; and we cannot assure you that either equity or debt financing will be available on reasonable terms if at all.

•	Our business will be dependent upon discretionary spending patterns in the cities in which our restaurants are located, and changes or anticipated changes in the economy can materially affect our business and the results of our operations.

•	The development of our business depends in part on our ability to open new restaurants and food and beverage hospitality services and to operate them profitably, and if we are unable to successfully execute this strategy, our results of operations could be adversely affected.

•	We may not be able to duplicate either the quality or the success of the restaurants on which our business plan is based.

•	We may not be able to adapt to changes in consumer preferences and tastes, which could adversely affect our business and the results of our operations.

•	We will need to comply with laws and regulations relating to the food service and restaurant industries as well as environmental and health and safety laws and regulations, and our failure to comply could result in both financial penalties and the closure of restaurants.

•	Since we plan to operate upscale restaurants, we will be marketing to potential customers who are knowledgeable about foods and restaurants and we may not be able to meet the expectations of our intended base.

•	If we are not able to engage experienced restaurant personnel and chefs who can design menus and prepare food to be attractive to our potential customer base, our business and the results of our operations may be impaired.

•	The restaurant business, particularly restaurants marketing to an upscale dining population, is very competitive, and success in one period does not necessarily carry over to later period.

•	We will need to have high standards for our food ingredients and if we fail to meet these standards our diners could choose other dining alternatives, which would impair our business and the results of our operations.

•	We will need to hire key executive, marketing and managing personnel, as well as key restaurant personnel, including chefs, in order to develop our business, and our failure to do so will impair our ability to operate profitably.

•	If we continue to fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results.

•	Our reputation, and therefore our business, may be impaired in the event that our patrons develop sickness or food poisoning at our restaurants or other facilities.

•	To the extent that our restaurants are located in hotels, casinos, sporting facilities or similar destination, those restaurants may be subject to the risks facing such venues.

•	If we raise funds through the issuance of equity, we may have to issue securities at a price which will result in material dilution to our stockholders.

•	Since we are a “penny stock” it may be difficult for potential investors to purchase our stock which may adversely affect both the market for our stock and the stock price.

•	Since our stock is thinly traded, actions by third parties to either sell or purchase our common stock in quantities that would have a significant effect on our stock price.

•	Current and future economic and political conditions.

•	Other assumptions described in this annual report.

•	Other matters that are not within our control.

Information regarding market and industry statistics contained in this annual report is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not assume any obligation to update any forward-looking statement. As a result, you should not place undue reliance on these forward-looking statements.

The forward-looking statements in this report speak only as of the date of this report and you should not to place undue reliance on any forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under in this report, including those described under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in other reports and documents we file with the Securities and Exchange Commission (“SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

PART I

ITEM 1. BUSINESS

Overview

From 2007 until the first quarter of 2017, we were engaged in the resale and distribution of third party products such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPods, electronic dictionaries, CD players and audio systems. As a result of declining sales and continuing losses, we discontinued this business. We had previously imported into China digital products, baby products, health nutrition and frozen food products, but this business had been discontinued prior to December 31, 2017.

On February 15, 2018, our directors and officers resigned and we brought in new management and changed our business plan. We intend to open, manage and operate upscale restaurants and licensing our restaurants to restaurant operators. We may also enter into agreements with licensees pursuant to which our wholly-owned subsidiary, DB-Link Ltd., a British Virgin Island company, and the licensee would invest in the restaurant. Our business plan contemplates that DB-Link will have a majority interest in the joint venture entity that operates the restaurants, DB-Link will manage the restaurants for which it will receive a management fee,DB-Link will establish a restaurant business related training school to train chefs and wait staff, and DB-Link will operate its own online restaurant supplies store to service the restaurants we own or license. However, we cannot assure you that we will be able to open and operate restaurants or enter into license agreements with qualified licensees or the terms of any license or management agreement.

In furtherance of our plan to engage in the upscale restaurant business, on April 3, 2018, DB-Link entered into a cooperation agreement dated March 16, 2018, with Alvin Leung, regarding brand cooperation and the catering business in the territory of the Mainland China, Australia, New Zealand and the United States (the “initial territory”). The agreement provides that Mr. Leung will exclusively work with DB-Link in the initial territory and will provide DB-Link with the brand names of “Bo” and “Daimon” in the initial territory, and he granted DB-Link a first right of cooperation before seeking similar cooperation with other third parties in Canada, Hong Kong and Europe. DB-Link’s business will be operated by joint venture entities in which DB-Link will hold a 66% equity interest and Mr. Leung a 34% interest. In addition, DB-Link will pay Mr. Leung RMB 800,000 (approximately $127,000), half of which has been paid with the balance being payable in 2019. Mr. Leung is a Hong Kong chef who holds three Michelin stars at his restaurant Bo Innovation in Hong Kong and one Michelin star in his restaurant Bo London in London.

In view of our desire to disengage in our former business, on March 29, 2018, we entered into an agreement with Zhenggang Wang, who was a director, chief executive officer and chairman of the board of the Company until his resignation on February 1, 2018, pursuant to which we agreed to sell to Mr. Wang all of the stock in our wholly-owned subsidiary, Capital Future Development Limited, a British Virgin Islands company, in exchange for the transfer by Mr. Wang to us of 1,738,334 shares of our common stock, which represents all of the common stock owned by Mr. Wang. All of our consolidated liabilities are liabilities of Capital Future Development and its subsidiaries. The shares acquired by the Company will be cancelled. All of our former business was conducted through Capital Future Development and its subsidiaries. We are in the process of consummating the transfer of the stock of Capital Future Development.

As a result of the transfer of the stock of Capital Future Development, we have one subsidiary, DB-Link, and our business will be conducted through DB-Link and its subsidiaries. We anticipate we will have separate subsidiaries for the restaurants we own or operate although we may have one subsidiary owning more than one restaurant in a city. To the extent that these restaurants are operated in the manner contemplated by our agreement with Mr. Leung, DB-Link will own a 66% interest in the subsidiary and Mr. Leung will own a 34% interest.

Our Organization

We are a Nevada corporation, organized on August 20, 1998 under the name Editworks, Ltd. Our corporate name was changed to TriLucent Technologies Corp. on April 3, 2001, to Anza Innovations, Inc. on November 13, 2002, to Gaofeng Gold Corporation on February 12, 2004, to Sun Oil & Gas on December 16, 2004, to China 3C Group on December 19, 2005 and to Yosen Group, Inc. on December 21, 2012. Our address is 368 HuShu Nan Road, HangZhou City, Zhejiang Province, China 310014, telephone +086-0571-88381700. Our website is www.yosn.com. Information on our website or any other website does not constitute a part of this annual report.

Reverse Stock Split

On September 30, 2016 we effected a one-for-three reverse split of our common stock. All share and per share information in this annual report retroactively reflects the reverse split and reduction in authorized common stock.

Our Proposed Business

Introduction

We plan to open and manage upscale restaurants and catering facilities, initially in either the Peoples’ Republic of China or the United States, and, if we are successful, we may expand in China and the United State as well as Australia and New Zealand and the United States. We may also license our brand names to other experienced operators and/or chefs of upscale restaurants.

On April 3, 2018, DB-Link entered into a cooperation agreement with Alvin Leung, regarding brand cooperation and the catering business in the territory of the Mainland China, Australia, New Zealand and the United States (the “initial territory”). The agreement provides that Mr. Leung will exclusively work with DB-Link in the initial territory and will provide DB-Link with the brand names of “Bo” and “Daimon” in the initial territory, and he granted DB-Link a first right of cooperation before seeking similar cooperation with other third parties in Canada, Hong Kong and Europe. DB-Link’s business will be operated by joint venture entities in which DB-Link will hold a 66% equity interest and Mr. Leung a 34% interest. In addition, DB-Link will pay Mr. Leung RMB 800,000 (approximately $127,000), half of which has been paid with the balance being payable in 2019.

We believe that our cooperation agreement with Alvin Leung will enable us to develop and operate upscale restaurants based on the methods that Mr. Leung has developed for his well-known restaurants in Hong Kong, which received three Michelin stars, and London, which received one Michelin star. However, each restaurant is different, and Mr. Leung will not have the personal involvement in our restaurants that he has with his own restaurants. It will be very difficult to duplicate the success that a restaurant has in one market to another market with a different operation, including a different chef and a different ambiance. Unlike fast food and popular restaurant chains, each upscale restaurant has its own personality and its own distinct style and ambiance. Thus, we cannot assure you that we will be successful in developing the marketing our restaurant business.

Unlike restaurant chains, we do not anticipate that our restaurants will be identical in each location, and the chef will be the key to the success of each restaurant. We also believe that the location of our restaurants will be critical to our long-term success. In selecting a location, we intend to focus on major metropolitan areas in China with demographic and discretionary spending profiles that favor our high-end concepts. To the extent that we bring in partners, in addition to Mr. Leung, or work with a licensee, we will look at the potential partner’s or licensee’s track record and management experience. In choosing a location, we consider factors such as traffic patterns, proximity to high-end shopping areas and office buildings, hotels and convention centers, area restaurant competition, accessibility and visibility. Our ability to open new restaurants depends upon, among other things, finding quality locations, reaching acceptable agreements regarding the lease of locations, raising or having available adequate capital for construction and opening costs, timely hiring, training and retaining the skilled management, particularly the chef, and other employees necessary to meet staffing needs, obtaining, for an acceptable cost, required permits and approvals and efficiently managing the amount of time and expense to build out and open each new restaurant.

Source of Supply

We intend to seek consistent quality of the food and beverages served in our properties. Since most of the food ingredients will be sourced locally, each restaurant, or, if there is more than one in a metropolitan area, we plan to have one purchase manager for the area . We will seek to maintain consistent company-wide quality in our restaurants although the menus will vary from restaurant to restaurant, based on the chefs. We do not presently have any relations with any suppliers, and it will be necessary for us to develop such relations as we open restaurants. To the extent that the restaurant is operated by a licensee, the licensee will be responsible for developing supply channels, subject to our overall quality control procedures.

Competition

Competition in the upscale restaurant business is intense, and many restaurants are not successful. The restaurant industry is intensely competitive with respect to price, quality of service, location, ambiance of facilities and type and quality of food. Because we market to a high end clientele, price, while important, is not likely to be as important a factor as the menu, the quality of the food and service and the restaurant’s ambience and location. We will compete with a substantial number of national and regional restaurant chains and independently owned restaurants for customers, restaurant locations and qualified management, including chefs, and other restaurant staff, including medium and lower price restaurants, since our target customer base does not limit itself to upscale restaurant. To the extent that our restaurants are located in hotels, casinos, resorts and similar locations, we are subject to competition in the broader lodging and hospitality markets that could draw potential customers away from our locations.

Since we are a start-up in the restaurant industry, many, if not most, our competitors have greater financial and other resources, have been in business longer, have greater name recognition and are better established in the markets where our restaurants are located or where we may open restaurants. Our inability to compete successfully with other restaurants and food and beverage hospitality services operations may harm our ability to maintain acceptable levels of revenue growth, limit or otherwise inhibit our ability to grow one or more of our concepts, or force us to close one or more of our restaurants. We may also need to evolve our concepts in order to compete with popular new upscale restaurant or concepts or trends that emerge from time to time, and we cannot provide any assurance that we will be successful in doing so or that any changes we make to any of our concepts in response will be successful or not adversely affect our profitability. In addition, with improving product offerings at fast casual restaurants and quick-service restaurants combined with the effects of negative economic conditions and other factors, consumers may choose less expensive alternatives, which could also negatively affect customer traffic at our restaurants or food and beverage hospitality services operations. Any unanticipated slowdown in demand at any of our restaurants due to industry competition may adversely affect our business and results of operations.

Seasonality

To the extent that our restaurants are in locations that have adverse weather in summer or winter, our business may be affected by weather conditions.

Intellectual Property

Pursuant to the cooperation agreement with Alvin Leung, we have the right to use the names “Bo” and “Daimon” in our restaurants in the initial territory.

Government Regulation

We are subject to China’s National Environmental Protection Law, as well as a number of other national and local laws and regulations regulating concerning waste disposal, pollution, protection of the environment, and the presence, discharge, storage, handling, release and disposal of, and exposure to, hazardous or toxic substances and health and safety. The environmental laws provide for significant fines and penalties for noncompliance and liabilities for remediation. We are subject to China’s National and State Food Hygiene Law, Food Safety Law, Food Safety Law Implementation Regulations and Food Safety Supervision and Administration Measures for Catering Services. We are also subject to China’s Law on Quality and Safety of Agricultural Products, and Product Quality Law. Our failure to comply with these regulations could result in monetary penalties and could result in the temporary or permanent closing of one or more restaurants.

If we open restaurants in the United States extensive federal, state and local government regulation, including regulations related to the preparation and sale of food, the sale of alcoholic beverages, the sale and use of tobacco, zoning and building codes, land use and employee, health, sanitation and safety matters. For example, the preparation, storing and serving of food and the use of certain ingredients is subject to heavy regulation. Alcoholic beverage control regulations would govern various aspects of our locations’ daily operations, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing and inventory control, handling and storage. If we operate in different states, we are also required to comply with a number of different laws covering the same topics. The failure of any of our locations to timely obtain and maintain necessary governmental approvals, including liquor or other licenses, permits or approvals required to serve alcoholic beverages or food could delay or prevent the opening of a new location or prevent regular day-to-day operations, including the sale of alcoholic beverages, at a location that is already operating, any of which would adversely affect our business and results of operations.

In addition, the costs of operating our locations may increase if there are changes in laws governing minimum hourly wages, working conditions, overtime and tip credits, health care, workers’ compensation insurance rates, unemployment tax rates, sales taxes or other laws and regulations such as those governing access for the disabled, including the Americans with Disabilities Act. For example, the Patient Protection and Affordable Care Act (“PPACA”), among other things, includes guaranteed coverage requirements and imposes new taxes on health insurers and health care benefits that could increase the costs of providing health benefits to employees. In addition, if we have a significant number of locations in certain states, regulatory changes in these states could have a disproportionate impact on our business. If any of the foregoing increased costs were to occur and we were unable to offset the change by increasing our menu prices or by other means, our business and results of operations could be adversely affected.

Government regulation can also affect customer traffic at our locations. A number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information. These regulations would apply if we have 20 or more locations operating under the same trade name and offering substantially the same menus. If we are subject to these laws, we would be required to post nutritional information on their menus to provide to consumers, upon request, a written summary of detailed nutritional information. The FDA is also permitted to require additional nutrient disclosures, such as trans-fat content. Although we do not presently anticipate that we will be subject to these requirements, we cannot assure you that we will not become subject to these requirements in the future or that the laws will not change so that they apply to our restaurants in the United States. Our compliance with the PPACA or other similar laws to which we may become subject could reduce demand for our menu offerings, reduce customer traffic and/or reduce average revenue per customer, which would have an adverse effect on our revenue. Also, further government regulation restricting smoking in restaurants and bars, may reduce customer traffic. Any reduction in customer traffic related to these or other government regulations could affect revenues and adversely affect our business and results of operations.

We are also subject to federal, state and local laws and regulations concerning waste disposal, pollution, protection of the environment, and the presence, discharge, storage, handling, release and disposal of, and exposure to, hazardous or toxic substances. These environmental laws provide for significant fines and penalties for noncompliance and liabilities for remediation, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of hazardous toxic substances. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such hazardous or toxic substances at, on or from our locations. Environmental conditions relating to releases of hazardous substances at prior, existing or future locations could materially adversely affect our business, financial condition or results of operations. Further, environmental laws, and the administration, interpretation and enforcement thereof, are subject to change and may become more stringent in the future, each of which could materially adversely affect our business, financial condition or results of operations.

To the extent that governmental regulations impose new or additional obligations on our suppliers, including, without limitation, regulations relating to the inspection or preparation of meat, food and other products used in our business, product availability could be limited and the prices that our suppliers charge us could increase. We may not be able to offset these costs through increased menu prices, which could have a material adverse effect on our business. If any of our restaurants were unable to serve particular food products, even for a short period of time, or if we are unable to offset increased costs, our business and results of operations could be adversely affected.

Further, the U.S. Congress and Department of Homeland Security from time to time consider and may implement changes to federal immigration laws, regulations or enforcement programs. Some of these changes may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Even if we operate our restaurants in strict compliance with U.S. Immigration and Customs Enforcement and state requirements, some of our employees may not meet federal work eligibility or residency requirements, which could lead to a disruption in our work force. Although we intend to require all of our new employees in the United States to provide us with the government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. Unauthorized workers are subject to seizure and deportation and may subject us to fines, penalties or loss of our business license in certain jurisdictions. Additionally, a government audit could result in a disruption to our workforce or adverse publicity that could negatively impact our brand and/or potential for receipt of letters from the Social Security Administration requesting information (commonly referred to as no-match letters) could make it more difficult to recruit and/or retain qualified employees..

Employees

We currently have 6 full-time employees including our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer and 5 part-time employees.

ITEM 1A.   RISK FACTORS

Risk Factors Associated with Our Business

Opening a restaurant requires significant capital, and we have no agreements or understandings with any party to provide us with necessary funds.

Before we can open any restaurant, we will require sufficient capital to cover our cash outlays before we generate revenue. These expenditures relate to finding an acceptable location, negotiating a lease and making the initial payments under the lease, making the leasehold improvements, including the purchase or lease of restaurant equipment, obtaining necessary permits, developing relationships with food suppliers and the media, and recruiting and training staff and payroll during the preopening period. Until we have demonstrated we are able to operate an upscale restaurant profitably, we may have difficulty in obtaining financing. It may be necessary for us to provide the financing source with an equity position in a restaurant, which would reduce our percentage interest in the restaurant. To the extent we raise funds through the sale of our equity securities, it would be necessary for us to issue equity at a discount from the market price, which could result in significant dilution to our stockholders. We do not have any agreement or understanding with any financing source and we cannot assure you we will be able to obtain the funding required for any restaurant. To the extent that we are not able to obtain the necessary financing, we may not be able to open restaurants, which would severely impair our ability to operate profitably.

As a start-up company in the restaurant business, you have no way to evaluate our ability to operate profitably, and we cannot assure you that we can or will operate profitably.

We are just commencing our operations in the restaurant business.  Because we have no history of operations in this business and our financial statements do not reflect our restaurant business, you will have no way to evaluate our ability to generate revenue and profits in the restaurant business. We are subject to risks common to start-up enterprises, including, among other factors, undercapitalization, cash shortages, limitations with respect to personnel, financial and other resources and lack of revenues.  There is no assurance that we will be successful in achieving profitability and the likelihood of our success must be considered in light of our early stage of operations. There can be no assurance that we will be able to operate profitably or generate positive cash flow.

We may not be able to implement our strategy which is to open restaurants and operate them profitably.

Our financial success depends on our ability to execute our growth strategy. One key element of our growth strategy is opening new restaurants. However, there can be no assurance we will be able to operate profitably any restaurants that we may open. Our ability to open new restaurants and food and beverage hospitality services locations and operate them profitably depends upon a number of factors, many of which are beyond our control, including without limitation:

•	finding and obtaining quality site locations and reaching acceptable lease or management agreements;

•	obtaining necessary government approvals, permits and licenses, such as liquor licenses;

•	complying with applicable zoning, land use, environmental and health and safety regulations;

•	having adequate capital for construction and opening costs and efficiently managing the time and resources committed to building and opening each new restaurant;

•	timely hiring and training and retaining the skilled management and other employees necessary to meet staffing needs;

•	successfully promoting our new locations and competing in the market;

•	acquiring food and other supplies for new restaurants and food and beverage hospitality services operations from local suppliers; and

•	addressing unanticipated problems or risks that may arise during the development or opening of a new restaurant or food and beverage hospitality services operation or entering a new market.

We may have difficulty recouping our substantial pre-opening costs.

Once a restaurant is open, how quickly it achieves a desired level of profitability is impacted by many factors, including the level of market familiarity and acceptance when we enter new markets. Our business and profitability may be adversely affected if the “ramp-up” period for a new location lasts longer than we expect or if the profitability of a new location is not sufficient to cover our start-up costs for the restaurant.

Our restaurants may not operate profitably.

Although we expect to develop a budget to reflect profitable operations before we open a restaurant, actual operations may significantly differ from the projections and we cannot assure you that we can or will be able to operate profitably. Further, to the extent that we seek to open restaurants in cities in which we have no experience, it may more difficult for us to operate profitably.

A general economic downturn, a recession in China or sudden disruption in business conditions may affect discretionary spending, which may impair our ability to operate profitably.

Dining in upscale restaurants depends in part on discretionary spending by both individuals and businesses. We will be susceptible to changes in discretionary patterns or economic slowdowns both in the geographic areas in which our restaurants are located and in the economy at large. We believe that consumers generally are more willing to make discretionary purchases, including high-end restaurant meals, during favorable economic conditions. Disruptions in the overall economy, including high unemployment, financial market volatility and unpredictability, and the related reduction in consumer confidence could negatively affect customer traffic and sales throughout our industry, including our segment. Also, we believe the majority of our weekday revenues are derived from business customers using expense accounts and our business therefore may be affected by reduced expense account or other business-related dining by our business clientele. If business clientele were to dine less frequently at our locations or to spend at reduced levels, our business and results of operations would be adversely affected as a result of a reduction in customer traffic or average revenues per customer. In addition, if uncertain economic conditions persist for an extended period of time or economic conditions worsen, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently. Since our initial restaurants will be in China, any economic downturn resulting from changes in trade relations with the United States, including the potential imposition of tariffs by both the United States and China may impact discretionary spending.

Changes in consumer preferences could adversely impact our business and results of operations.

The restaurant industry is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes, trends and eating and purchasing habits. Our ability to operate successful and profitable restaurants in part on our ability to anticipate and respond quickly to changing consumer preferences, as well as other factors affecting the restaurant industry, including new market entrants and demographic changes. Shifts in consumer preferences away from upscale restaurants, whether as a result of economic, competitive or other factors or media reviews or reviews posted on social media could adversely affect our business and results of operations.

To the extent that our restaurants are located in regions that may be susceptible to severe weather conditions, adverse weather conditions could impair our ability to generate revenue and operate profitably.

Our restaurant revenues may be adversely impacted by severe weather conditions, which could result in a drop in customer traffic, failures of utilities to provide us with electricity and gas, cause us to close operations for a period of time if for permanently and/or incur costly repairs and/or require us to dispose of spoiled food. In addition, the impact of severe weather conditions could cause us to cease operations at the affected location altogether. Weather conditions are impossible to predict as is the negative impact on our business that such conditions might cause, and, accordingly, we cannot assure you that our business will not be impaired by adverse or severe weather conditions..

If our restaurants are not able to compete successfully with other restaurants, our business and results of operations may be adversely affected.

The restaurant industry is intensely competitive with respect to price, quality of service, location, ambiance of facilities and type and quality of food. Because we market to a high end clientele, price, while important, is not likely to be as important a factor as the menu, the quality of the food and service and the restaurant’s ambience and location. We will compete with a substantial number of national and regional restaurant chains and independently owned restaurants for customers, restaurant locations and qualified management, including chefs, and other restaurant staff, including medium and lower price restaurants, since our target customer base does not limit itself to upscale restaurant. To the extent that our restaurants are located in hotels, casinos, resorts and similar locations, we are subject to competition in the broader lodging and hospitality markets that could draw potential customers away from our locations. Since we are a start-up in the restaurant industry, many, if not most, our competitors have greater financial and other resources, have been in business longer, have greater name recognition and are better established in the markets where our restaurants are located or where we may open restaurants. Our inability to compete successfully with other restaurants and food and beverage hospitality services operations may harm our ability to maintain acceptable levels of revenue growth, limit or otherwise inhibit our ability to grow one or more of our concepts, or force us to close one or more of our restaurants. We may also need to evolve our concepts in order to compete with popular new upscale restaurant or concepts or trends that emerge from time to time, and we cannot provide any assurance that we will be successful in doing so or that any changes we make to any of our concepts in response will be successful or not adversely affect our profitability. In addition, with improving product offerings at fast casual restaurants and quick-service restaurants combined with the effects of negative economic conditions and other factors, consumers may choose less expensive alternatives, which could also negatively affect customer traffic at our restaurants or food and beverage hospitality services operations. Any unanticipated slowdown in demand at any of our restaurants due to industry competition may adversely affect our business and results of operations.

To the extent that we rely on licensees to operate our restaurants we will have less control over the operations of the restaurant, and the failure of the licensee to maintain our standards may affect our ability to operate profitably.

We may rely on licensees to operate our restaurants. While the licensee may assume all or a significant part of the costs associated with opening the restaurant and we will provide training to the licensee and require the licensee to maintain our standards, will not have the control over the licensee that we have over our own restaurants and we will be dependent upon the ability and willingness of the licensee to meet our standards. The licensee may have interests which are different from our interests. We cannot assure you that any of our licensees will operate the restaurants in a manner acceptable to us and such failure could have a material adverse effect upon our reputation which could impair our ability to operate profitably.

If we cannot develop an effective advertising and marketing programs, we may be unable to operate profitably.

We are a start-up company in the restaurant industry, and in our initial market we will be an unknown newcomer. In order to drive traffic to our restaurants, we will need to develop an effective advertising and marketing program to bring attention to our restaurants. If these programs are not successful or conflict with evolving customer preferences, we may not generate sufficient customer traffic to our restaurants and we may not be able to operate profitably, which may necessitate the closing of more or more restaurants. Further, increased marketing and advertising spending by our competitors could have a negative effect on our brand relevance, customer traffic and results of operations.

Negative customer experiences or negative publicity about our restaurants could adversely affect revenues in our other locations.

Our business plan is based on providing high quality of our food and service and ambience. Therefore, adverse publicity, whether or not accurate, relating to food quality, public health concerns, illness, safety, injury or government or industry findings concerning our locations could affect us more than it would other venues that compete primarily on price or other factors. If customers perceive or experience a reduction in our food quality, service or ambiance or in any way believe we have failed to deliver a consistently positive experience, the value and popularity of one or more of our restaurants could suffer. Any shifts in consumer preferences away from the kinds of food we offer, whether because of dietary or other health concerns or otherwise, would make our locations less appealing and could reduce customer traffic and/or impose practical limits on pricing.

Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could materially adversely impact our business.

There has been a significant increase in the use of social media platforms and similar devices, including blogs, social media websites and other forms of Internet-based communications which permit individuals to have access to a broad audience of consumers and other interested persons. Consumers value readily available information concerning goods and services that they have or plan to purchase including restaurants that they choose, and may act on such information without further investigation or authentication. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. In addition, our customers may post their judgment on our website. Information concerning our company may be posted on such platforms at any time, and the information posted may be adverse to our interests or may be inaccurate, each of which may harm our prospects or business. The harm may be immediate without affording us an opportunity for redress or correction. The inappropriate use of social media vehicles by our customers or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.

Increases in food prices could adversely affect our business and results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in commodity costs, which have a substantial effect on our total costs, which we may not be able to pass on to customers. In addition to fluctuations in prices in food products, including beef and fish, we may be subject to additional price increases as a results of tariffs imposed by the United States and China. We do not have any present plans to engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations,

We will depend upon frequent deliveries of food, alcohol and other supplies, which subjects us to the possible risks of shortages, interruptions and price fluctuations.

Our ability to maintain consistent quality in our restaurants depends in part upon our ability to acquire fresh products, including beef, seafood, quality produce and related items from reliable sources in accordance with our specifications. We will rely on our suppliers to provide us with the quality we require in a timely manner at a reasonable price. We do not presently have any supply relationships and we cannot assure you that we will be able to develop such relationships. Our failure to develop and maintain supply relationships may have a material adverse affect upon our ability to operate profitably.

Our business is subject to substantial government regulation.

We are subject to China’s National Environmental Protection Law, as well as a number of other national and local laws and regulations regulating concerning waste disposal, pollution, protection of the environment, and the presence, discharge, storage, handling, release and disposal of, and exposure to, hazardous or toxic substances and health and safety. The environmental laws provide for significant fines and penalties for noncompliance and liabilities for remediation. Our failure to comply with these regulations could result in monetary penalties and could result in the temporary or permanent closing of one or more restaurants. We are subject to China’s National and State Food Hygiene Law, Food Safety Law, Food Safety Law Implementation Regulations and Food Safety Supervision and Administration Measures for Catering Services. We are also subject to China’s Law on Quality and Safety of Agricultural Products, and Product Quality Law. In addition, the costs of operating our locations may increase if there are changes in laws that affect our operations.

If we open restaurants in the United States we will be subject to extensive federal, state and local government regulation, including regulations related to the preparation and sale of food, the sale of alcoholic beverages, the sale and use of tobacco, zoning and building codes, land use and employee, health, sanitation and safety matters. For example, the preparation, storing and serving of food and the use of certain ingredients is subject to heavy regulation. Alcoholic beverage control regulations would govern various aspects of our locations’ daily operations, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing and inventory control, handling and storage. If we operate in different states, we are also required to comply with a number of different laws covering the same topics. The failure of any of our locations to timely obtain and maintain necessary governmental approvals, including liquor or other licenses, permits or approvals required to serve alcoholic beverages or food could delay or prevent the opening of a new location or prevent regular day-to-day operations, including the sale of alcoholic beverages, at a location that is already operating, any of which would adversely affect our business and results of operations.

In addition, the costs of operating our locations may increase if there are changes in laws governing minimum hourly wages, working conditions, overtime and tip credits, health care, workers’ compensation insurance rates, unemployment tax rates, sales taxes or other laws and regulations such as those governing access for the disabled, including the Americans with Disabilities Act. For example, the Federal Patient Protection and Affordable Care Act, or PPACA, among other things, includes guaranteed coverage requirements and imposes new taxes on health insurers and health care benefits that could increase the costs of providing health benefits to employees. In addition, if we have a significant number of locations in certain states, regulatory changes in these states could have a disproportionate impact on our business. If any of the foregoing increased costs were to occur and we were unable to offset the change by increasing our menu prices or by other means, our business and results of operations could be adversely affected.

Government regulation can also affect customer traffic at our locations. A number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information. These regulations would apply if we have 20 or more locations operating under the same trade name and offering substantially the same menus. If we are subject to these laws, we would be required to post nutritional information on their menus to provide to consumers, upon request, a written summary of detailed nutritional information. The FDA is also permitted to require additional nutrient disclosures, such as trans-fat content. Although we do not presently anticipate that we will be subject to these requirements, we cannot assure you that we will not become subject to these requirements in the future or that the laws will not change so that they apply to our restaurants in the United States. Our compliance with the PPACA or other similar laws to which we may become subject could reduce demand for our menu offerings, reduce customer traffic and/or reduce average revenue per customer, which would have an adverse effect on our revenue. Also, further government regulation restricting smoking in restaurants and bars, may reduce customer traffic. Any reduction in customer traffic related to these or other government regulations could affect revenues and adversely affect our business and results of operations.

We are also subject to federal, state and local laws and regulations concerning waste disposal, pollution, protection of the environment, and the presence, discharge, storage, handling, release and disposal of, and exposure to, hazardous or toxic substances. These environmental laws provide for significant fines and penalties for noncompliance and liabilities for remediation, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of hazardous toxic substances. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such hazardous or toxic substances at, on or from our locations. Environmental conditions relating to releases of hazardous substances at prior, existing or future locations could materially adversely affect our business, financial condition or results of operations. Further, environmental laws, and the administration, interpretation and enforcement thereof, are subject to change and may become more stringent in the future, each of which could materially adversely affect our business, financial condition or results of operations.

To the extent that governmental regulations impose new or additional obligations on our suppliers, including, without limitation, regulations relating to the inspection or preparation of meat, food and other products used in our business, product availability could be limited and the prices that our suppliers charge us could increase. We may not be able to offset these costs through increased menu prices, which could have a material adverse effect on our business. If any of our restaurants were unable to serve particular food products, even for a short period of time, or if we are unable to offset increased costs, our business and results of operations could be adversely affected.

Further, the U.S. Congress and Department of Homeland Security from time to time consider and may implement changes to federal immigration laws, regulations or enforcement programs. Some of these changes may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Even if we operate our restaurants in strict compliance with U.S. Immigration and Customs Enforcement and state requirements, some of our employees may not meet federal work eligibility or residency requirements, which could lead to a disruption in our work force. Although we intend to require all of our new employees in the United States to provide us with the government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. Unauthorized workers are subject to seizure and deportation and may subject us to fines, penalties or loss of our business license in certain jurisdictions. Additionally, a government audit could result in a disruption to our workforce or adverse publicity that could negatively impact our brand and/or potential for receipt of letters from the Social Security Administration requesting information (commonly referred to as no-match letters) could make it more difficult to recruit and/or retain qualified employees.

If we open restaurants in the United States, changes in minimum wage laws could affect our profitability.

Under the minimum wage laws in most jurisdictions in the United States, we are permitted to pay certain hourly employees a wage that is less than the base minimum wage for general employees because these employees receive tips as a substantial part of their income. Cities and states may change the laws to require all employees to be paid the general employee minimum base wage regardless of supplemental tip income. Such changes would increase our labor costs substantially. Certain states also have adopted or are considering adopting minimum wage statutes that exceed the federal minimum wage. We may be unable or unwilling to increase our prices in order to pass these increased labor costs on to our customers, in which case, our business and results of operations could be adversely affected.

We may not be able to duplicate the success the restaurants operated by Alvin Leung.

Our agreement with Alvin Leung gives us the right to use his names for our restaurants he is to provide us with consulting services and he will have a 34% interest in the restaurants and catering services based on his names and model. However, Mr. Leung is not an officer or employee, and he will not be involved in our day-to-day operations. We may not be able to implement his model, and we may not be able to duplicate the success of Mr. Leung’s existing restaurants. You should not assume that Mr. Leung’s reputation or success will carry over to our restaurants.

We depend on the services of our chief operating officer, and our business and growth strategy could be materially harmed if we are unable to hire qualified executive personnel.

Only one of our executive officers, Shu Yu Poon, our chief operating officer, has experience in the restaurant industry. We do not have an employment agreement with Mr. Poon, and the loss of Mr. Poon could materially affect our ability to operate profitably. In order for us to develop our business, we need to identify key executive and management personnel who have experience is various aspects of the restaurant industry. If we are unable to identify, hire and retain these key personnel, we will not be able to operate profitably. We cannot assure you that we will be able to identify, hire and retain the necessary qualified personnel.

Our lack of internal controls over financial reporting may affect the market for and price of our common stock.

Our disclosure controls and our internal controls over financial reporting are not effective. We do not have the financial resources or personnel to develop or implement systems that would provide us with the necessary information on a timely basis so as to be able to implement financial controls. Our continued poor financial condition together with the fact that we have one part-time employee, who is both our chief executive officer and chief financial officer, makes it difficult for us to implement a system of internal controls over financial reporting, and we cannot assure you that we will be able to develop and implement the necessary controls. The absence of internal controls over financial reporting may inhibit investors from purchasing our shares and may make it more difficult for us to raise debt or equity financing.

Risks Related to Doing Business in China

We anticipate that a significant portion of our business will take place in China. Because Chinese laws, regulations and policies are continually changing, our Chinese operations will face several risks summarized below.

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

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of RMB into foreign exchange by Foreign Investment Enterprises, which are referred to as FIEs, for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in China. Conversion of RMB into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

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

There is currently a limited public market for our common stock. Holders of our common stock may, therefore, have difficulty selling shares of common stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of common stock will be able to be sold without incurring a loss. The market price of the common stock may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the common stock in the future. Further, the market price for the common stock may be volatile depending on a number of factors, including business performance, industry dynamics, news announcements or changes in general economic conditions.

Our common stock is traded on the OTC Pink marketplace.

Our common stock is quoted on the OTC Pink marketplace. The OTC Pink market is not a national securities exchange and does not provide the benefits to stockholders which a national exchange provides. Furthermore, according to the OTC Markets website, the OTC Pink “is for all types of companies that are there by reasons of default, distress or design, which is why they are further segmented based on the level of information that they provide.”

Because our common stock is a penny stock, you may have difficulty selling our common stock in the secondary trading market.

Our stock fits within the definition of a penny stock and therefore is subject to the rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks. The SEC rules may have the effect of reducing trading activity in our common stock making it more difficult for investors to purchase and sell their shares. The SEC’s rules require a broker or dealer proposing to effect a transaction in a penny stock to deliver the customer a risk disclosure document that provides certain information prescribed by the SEC, including, but not limited to, the nature and level of risks in the penny stock market. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction. In addition, the SEC’s rules also require a broker or dealer to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction before completion of the transaction. The existence of the SEC’s rules may result in a lower trading volume of our common stock and lower trading prices. Further, some broker-dealers will not process transactions in penny stocks.

Our stock price may be volatile and your investment in our common stock could suffer a decline in value.

There is limited trading activity in our common stock. There can be no assurance that any significant market will ever develop in our common stock. Because of the low public float and the absence of any significant trading volume, any reported prices may not reflect the price at which you would be able to sell shares if you want to sell any shares you own or buy shares if you wish to buy share. Further, stocks with a low public float may be more subject to manipulation than a stock that has a significant public float. The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following, in addition to the risks described above and general market and economic conditions:

•	our low stock price, which may result in a modest dollar purchase or sale of our common stock having a disproportionately large effect on the stock price;

•	the market’s perception as to our ability to generate positive cash flow or earnings;

•	changes in our or securities analysts’ estimate of our financial performance;

•	our ability or perceived ability to obtain necessary financing for our operations;

•	the perception of the future market for our products;

•	the anticipated or actual results of our operations;

•	changes in market valuations of other natural supplement companies;

•	any discrepancy between anticipated or projected results and actual results of our operations;

•	actions by third parties to either sell or purchase stock in quantities which would have a significant effect on our stock price; and

•	other factors not within our control.

We do not expect to pay cash dividends on our common stock.

We do not expect to pay cash dividends on our common stock in the foreseeable future. Further, as described in the risk factor entitled “Due to various restrictions under PRC laws on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our stockholders,” the laws of the PRC may prohibit or restrict us from paying dividends.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company does not own any real estate properties. We have a lease for the headquarter office in Zhuhai City, Guangdong.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

Part II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTC Pink market under the symbol YOSN. The following table sets forth the quarterly high and low closing bids of our common stock as reported by the OTC Markets during 2016 and 2017.

	Low Bid*	High Bid*
2016
Quarter ended March 31	$0.90	$1.37
Quarter ended June 30	$0.75	$1.35
Quarter ended September 30	$0.54	$1.02
Quarter ended December 31	$0.35	$1.00

2017
Quarter ended March 31	$0.28	$0.38
Quarter ended June 30	$0.30	$0.45
Quarter ended September 30	$0.16	$0.30
Quarter ended December 31	$0.08	$0.20

  * The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Stockholders

As of the close of business on April 16, 2018, we had 92 stockholders of record of our common stock.

Dividends

The Company did not pay any dividends during 2017 and 2016 and we do not anticipate paying dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following is a summary of all of our equity compensation plans as of December 31, 2017:

Plan Category	Number of securities issued upon exercise of outstanding options, warrants and rights	Number of restricted shares issued	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)
	(a)	(b)	(c)	(d)
Equity Compensation Plans Approved by Shareholders	—	—	$—	—
Equity Compensation Plans Not Approved by Shareholders	—	3,943,333	$—	210,000

On December 23, 2016, our board of directors adopted the Yosen Group 2016 Restricted Stock Plan (the “2016 Plan”).  The 2016 Plan provides for the granting of restricted stock awards to employees, directors and consultants of the Company and the employees, directors and consultants of the Company’s affiliates. Under the 2016 Plan, 1,360,000 shares of the Company’s common stock were initially available for issuance for awards.  As of December 31, 2017, 1,150,000 of the shares available for issuance under the 2016 Plan were issued and 210,000 shares were available for issuance. In addition, 2,553,333 shares were issued pursuant to prior plans and warrants,

Repurchase of Securities

We did not repurchase any of shares of our common stock during 2016 and 2017.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during 2017, the period covered by this Annual Report, which were not previously reported on a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” and elsewhere in this report.

Overview

From 2007 until the first quarter of 2017, we were engaged in the resale and distribution of third party products such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPods, electronic dictionaries, CD players and audio systems. As a result of declining sales and continuing losses, we discontinued this business. We had previously imported into China digital products, baby products, health nutrition and frozen food products, but this business had been discontinued prior to December 31, 2017.

On February 15, 2018, our directors and officers resigned and we brought in new management and changed our business plan. We intend to open, manage and operate upscale restaurants and license our restaurants to restaurant operators. We may also enter into agreements with licensees pursuant to which DB-Link and the licensee would invest in the restaurant. Our business plan contemplates that DB-Link will have a majority interest in the joint venture entity that operates the restaurants, DB-Link will manage the restaurants for which it will receive a management fee, DB-Link will establish a restaurant business related training school to train chefs and wait staff, and DB-Link will operate its own online restaurant supplies store to service the restaurants we own or license. However, we cannot assure you that we will be able to open and operate restaurants or enter into license agreements with qualified licensees or the terms of any license or management agreement.

In furtherance of our plan to engage in the upscale restaurant business, on April 3, 2018, our wholly-owned subsidiary, DB-Link Ltd. entered into a cooperation agreement dated March 16, 2018, with Alvin Leung, regarding brand cooperation and the catering business in the initial territory of. The agreement provides that Mr. Leung will exclusively work with DB-Link in the initial territory and will provide DB-Link with the brand names of “Bo” and “Daimon” in the initial territory, and he granted DB-Link a first right of cooperation before seeking similar cooperation with other third parties in Canada, Hong Kong and Europe. DB-Link’s business will be operated by joint venture entities in which DB-Link will hold a 66% equity interest and Mr. Leung a 34% interest. In addition, DB-Link will pay Mr. Leung RMB 800,000 (approximately $127,000), half of which has been paid with the balance being payable in 2019.

In view of our desire to disengage in our former business, on March 29, 2018, we entered into an agreement with Zhenggang Wang, who was a director, chief executive officer and chairman of the board of the Company until his resignation on February 1, 2018, pursuant to which we agreed to sell to Mr. Wang all of the stock in our wholly-owned subsidiary, Capital Future Development Limited, a British Virgin Islands company, in exchange for the transfer by Mr. Wang to us of 1,738,334 shares of our common stock, which represents all of the common stock owned by Mr. Wang. All of our consolidated liabilities are liabilities of Capital Future Development and its subsidiaries. shares acquired by the Company will be cancelled. All of our former business was conducted through Capital Future Development and its subsidiaries. We are in the process of consummating the transfer of the stock of Capital Future Development.

As a result of the transfer of the stock of Capital Future Development, we have one subsidiary, DB-Link, and our business will be conducted through DB-Link and its subsidiaries. We anticipate we will have separate subsidiaries for the restaurants we own or operate although we may have one subsidiary owning more than one restaurant in a city. To the extent that these restaurants are operated in the manner contemplated by our agreement with Mr. Leung, BD-Link will own a 66% interest in the subsidiary and Mr. Leung will own a 34% interest.

The discussion below reflects our former resale and distribution business and does not reflect or relate to our proposed restaurant business. As of the date of this report, our restaurant operations are in the planning stage. We have not generated any revenue from this business and we cannot assure you that we will be able to operate our proposed restaurant business profitably. The nature of revenue from our restaurant business will be from the sale of food and beverages at our restaurants as well as license fees from any licenses which we may negotiate.

Results of Discontinued Operations

Net sales from discontinued operations for 2017 totaled $2,833,237, a year-over-year decrease of $2,909,102 or 50.7% compared to $5,742,339 for 2016. The decrease in revenue was because the company ceased operation of two subsidiaries in 2017.

Cost of sales from discontinued operations for 2017 totaled $2,824,484, or 99.7% of sales compared to $5,374,654, or 93.6% of for 2016. The decrease in the COS was a result of discontinued operation of two subsidiaries in 2017.

Gross profit decreased $358,932 from $367,685 for 2016 to $8,753 for 2017. The decrease was primarily due to decrease in net sales. The decrease in gross margin was a result of clearance on inventory when the subsidiaries ceased operations.

Because we do not include the costs for its distribution network in cost of sales, our gross profit and profit margin may not be comparable to those of other retailers that may include distribution costs in cost of sales, which would be reflected in gross profit and profit margin.

Selling, general and administrative expenses from discontinued operations for 2017 totaled $1,104,428, or 39.0% of net sales, compared to $1,648,714, or 28.7% for 2016. General and administrative expenses increased as a percentage of sales primarily due to higher expenses related to closing stores and disposing inventories. Our distribution expenses, which are included in selling, general and administrative expenses, relate to our discontinued operations. General and administrative expenses also included public company expenses, including stock compensation, accounting and legal expenses and other expenses or $158,667 in 2017 and $462,500 in 2016, which are continuing expenses..

Loss from discontinued operations for 2017 was $1,095,675 compared to $1,281,029 for 2016. Low gross profit margin was the key factors for the increase in operating loss from discontinued operations.

Other income for 2017 was $150,276 compared to $34,995 for 2016. Other expense for 2017 was $443,674 compared to $569,607 for 2016. The increase in other income was due to part of the accounts payable was forgiven in 2017.

Provision for income taxes for 2017 was $2,123 compared to $0 for 2016 resulting from taxes paid by our United States subsidiary.

Net loss from discontinued operations for 2017 was $1,391,093 compared to $1,815,135 for 2016, a decrease of $424,042. The decrease in net loss from discontinued operations was due to two subsidiaries ceased operations to cut losses in 2017.

Net loss including noncontrolling interest for 2017 was $1,391,093 compared to $1,815,135 for 2016, a decrease of $424,042. The decrease in net loss including noncontrolling interest was primarily due to decreased operating expenses in discontinued operations.

Net loss attributable to noncontrolling interest was $254,273 in 2017 compared to $308,244 in 2016. Net loss attributable to noncontrolling interest represents the elimination of the income or loss attributable to the minority interest in one of our subsidiaries.

For the reasons described above, our net loss attributable to Yosen Group was $1,136,820, or ($0.10) per share (basic and diluted) in 2017 compared to $1,506,891, or ($0.15) per share (basic and diluted) in 2016, a decrease of $370,071.

Foreign Currency Translation Adjustments

The impact of foreign translation from our accounts in RMB to US dollar on our operating results was not material. During the translation process, the assets and liabilities of all PRC subsidiaries are translated into US dollars at period-end exchange rates. The revenues and expenses are translated into US dollars at average exchange rates of the periods. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

	2017	2016
RMB/$ exchange rate at year end	0.1480	0.1440
Average RMB/$ exchange rate for the years	0.1537	0.1505

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated results of operations. As a result of the translation, Yosen recorded a foreign currency loss of $256,056 in 2017 and gain of $160,910 in 2016, which is a separate line item on the Statements of Operations and Comprehensive Loss.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. All of the borrowings were are the subsidiary level, and, accordingly, are not reflected as our liabilities on an ongoing basis.

Cash and equivalents were $23,048 at December 31, 2017 and current assets totaled $1,074,764. The Company’s current liabilities were $5,736,041 at December 31, 2017. Working capital deficiency at December 31, 2017 was $(4,661,277). During 2017, net cash used in operating activities was $386,239.

Cash and equivalents were $135,847 at December 31, 2016 and current assets totaled $2,411,976. The Company’s current liabilities were $5,687,532 at December 31, 2016. Working capital deficiency at December 31, 2016 was $3,275,556. During 2016, net cash used in operating activities was $1,054,399.

Our cash used and provided in 2017 and 2016 was as follows:

	2017	2016
Net cash used in operating activities	$(386,239)	$(1,054,399)
Net cash provided by (used in) investing activities	2,542	(529,013)
Net cash provided by financing activities	304,311	955,288
Effect of exchange rate change on cash and equivalents	(33,413)	25,360
Net decrease in cash and equivalents	(112,799)	(602,764)
Cash and equivalents at beginning of year	135,847	738,611
Cash and equivalents at end of year	$23,048	$135,847

Net cash used in operating activities was $386,239 in 2017 compared to $1,054,399 in 2016. This decrease was mainly attributable to (i) decrease in net loss of $424,041, (ii) decrease in inventories of $935,404 (iii) decrease in prepaid expenses of $230,359 (iv) decrease in advance to suppliers of $224,319 offset by the increase in accounts payable of $586,351 in 2017, adding back the non-cash item, depreciation of $64,748.

	2017	2016
Net cash provided by (used in) investing activities	$2,542	$(529,013)

 Net cash used in investing activities in 2017 was $529,013 in new store renovation in 2016.

We had short-term loans of $342,250 and $376,335, respectively as of December 31, 2017 and 2016. We had an advance from related party of $627,973 compared to advance to related party of $255,576 in 2016. These loans and advances were made to the the subsidiaries transferred to Mr. Wang, and are not obligations of our continuing operations. Proceeds from equity financing was $18,588 in 2017 compared to $323,377 in 2016.

	2017	2016
Net cash provided by financing activities	$304,311	$955,288

	2017	2016
Net decrease in cash and equivalents	$(112,799)	$(602,764)

	2017	2016
Cash and equivalents	$23,048	$135,847

Cash and equivalents as of December 31, 2017 and 2016 were solely bank accounts in the US and China. All cash and cash equivalents, other than $7,881 at December 31, 2017 and $40,495 at December 31, 2016, represented cash held by the discontinued operations.

Capital expenditures for purchase of fixed assets during 2017 and 2016 were $0 and $529,013, respectively.

Working Capital Requirements

With the change in our business, our working capital requirements relate to our proposed restaurant business. Before we can open any restaurant, we will require sufficient capital to cover our cash outlays before we generate revenue. These expenditures relate to finding an acceptable location, negotiating a lease and making the initial payments under the lease, making the leasehold improvements, including the purchase or lease of restaurant equipment, obtaining necessary permits, developing relationships with food suppliers and the media, and recruiting and training staff and payroll during the preopening period. Until we have demonstrated that we are able to operate an upscale restaurant profitable, we may have difficulty in obtaining the financing. It may be necessary for us to provide the financing source with an equity position in a restaurant, which would reduce our percentage interest in the restaurant. To the extent that we have to raise funds through the sale of our equity securities, it would be necessary for us to issue equity at a discount from the market price, which could result in significant dilution to our stockholders. We do not have any agreement or understanding with any financing source and we cannot assure you that we will be able to obtain the funding required for any restaurant. To the extent that we are not able to obtain the necessary financing, we may not be able to open restaurants, which would severely impair our ability to operate profitably. e currently have no commitments from any financing sources. There is no assurance we will be able to raise any funds on terms favorable to us, or at all. In the event we issue shares of equity or convertible securities, the shares held by our existing stockholders would be diluted. Future expansion will be limited by the availability of financing products and raising capital.

Going Concern

As discussed in Note 2 to the financial statements, we had net loss of $1,136,820 and $1,506,891 for 2017 and 2016, respectively. Our accumulated deficit was $51,977,149 as of December 31, 2017. In addition, our cash position substantially deteriorated from 2010, and we have significant cash requirements for our restaurant business. These issues raise substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which were prepared in accordance with US GAAP. The preparation of these requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Recent Accounting Pronouncements

In 2014, the U.S. Financial Accounting Standards Board ("FASB") issued new revenue standards under Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers (Accounting Standards Update ("ASU") 2014-09), which essentially replaced existing revenue recognition requirements under U.S. generally accepted accounting principles and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We have adopted the ASC 606 as of January 1, 2018. Because our financial statements for the years ended December 31, 2017 and 2016 reflect discontinued operations, we do not believe that our future financial statement will need to reflect the transition to ASC 606.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this ASU on our consolidated financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2017, the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal controls identified below.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our ICFR based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, and due to the material weakness described below, management concluded that our internal controls were not effective as of December 31, 2017.

Our management identified the following material weakness: our inability to record transactions and provide disclosures in accordance with US GAAP. The current staff in our accounting department is inexperienced in US GAAP. They need substantial training to meet the demands of a US public company. The accounting skills and understanding necessary to fulfill the requirements of US GAAP-based reporting, including the preparation of financial statements and consolidation, are inadequate.

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

Changes in Internal Control over Financial Reporting

There were no changes in our ICFR that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our ICFR.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of our current executive officers and directors.

Name	Age	Position
Hong Yang	55	Chairman of the board and director
Zinan Zhou	47	Chief executive officer, director
Dongming Xing	46	Chief financial officer
Shu Yu Poon	41	Chief operating office, director

There are no family relationships between or among any of the executive officers or directors of the Company. Below are brief descriptions of the backgrounds and experiences of the officers and directors, all of whom were appointed by our board of directors on February 15, 2018:

Hong Yang has been executive director and general manager of Tianxinyang Industry LLC, a conglomerate enterprise engaged in gold jewelry sales, investment, wealth management and precious metal processing since December 2013 and vice chairman of Chengdu Tianxingyang Gold Industry LLC, since February 2000. Ms. Yang received her Ethical Management EMBA from Peking University and her MBA from Capital University of Economics and Business. She is currently pursuing her EMBA at National University in Singapore. Ms. Yang holds the NGTC Diamond Grading Certificate from the National Jewelry Jade Quality Supervision and Inspection Center, the Shanghai Gold Exchange Traders Certificate from the Shanghai Gold Exchange and, in August 2011, she received the National Gold Industry science and Technology Management Advanced Workers Honorary Certificate from the China Gold Association.

Zinan Zhou has been chairman of Asia Capital Wealth Management (China) Co., Ltd., a wealth management company since 2012. Ms. Zhou is currently pursuing her EMBA degree at National University in Singapore.

Dongming Xing was chief financial officer of Asia Capital Wealth Management (China) Co., Ltd. from 2013 to January 2018. He was chief financial officer of Zhuhai Modern Classic Photography Design Ltd from 2009 to 2013. Mr. Xing received his degree in accounting from University of Science and Technology in Beijing.

Shu Yu Poon has been a partner and general manager of two restaurants in Shanghai, Bo Shanghai, a Michelin rated restaurant, and Daimon since 2015. He was a partner and managing director of Hot Plate restaurant since 2012. He was marketing manager from September 2013 until July 2014 and operations manager from July 2014 to January 2015 of Eu Yan Sang International Ltd., a health and wellness company that focuses on traditional Chinese medicine and wellness products. Mr. Poon received his B.A. in philosophy with a minor in advertising from Fu Jen Catholic University.

The Company does not presently have any compensation agreements or understandings with any of its officers and directors.

Each director serves for a one-year term after which they may stand for re-election at the Company’s annual meeting of stockholders. Each of our directors serves until his resignation or removal. Our officers serve at the pleasure of our board of directors.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past 10 years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Board’s Role in Risk Oversight

The board of directors has responsibility for risk oversight, with reviews of certain areas being conducted by the relevant committees. These committees then provide reports to the full board. The oversight responsibility of the board and its committees is enabled by management reporting processes that are designed to provide visibility to the board about the identification, assessment, and management of critical risks. These areas of focus include strategic, operational, financial and reporting, succession and compensation, compliance, and other risks. The board and its committees oversee risks associated with their respective areas of responsibility, as summarized below.

 Board Committees

The board does not have any committees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company to file reports of ownership and changes in ownership with the SEC. Such persons also are required to furnish our company with copies of all Section 16(a) forms they file. Based solely on our review of copies of such forms received by us, we believe that during 2017, the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act.

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

 ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation paid by us in 2017 and 2016 to our Chief Executive Officer (the “named executive officer”. No officer received total compensation greater than $100,000 in 2017 and 2016.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Total
Zhenggang Wang, CEO	2017	$1,500	$—	$—	$—	$1,500
	2016	$5,500	$—	$—	$—	$5,500

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

Pursuant to the terms of the employment agreement, we paid Mr. Wang as compensation a base salary in cash of (i) $40,000 per annum for the year beginning on May 17, 2012 (the “Effective Date”) and ending on the first anniversary of the Effective Date, (ii) $20,000 per annum for the year beginning on the first anniversary of the Effective Date and ending on the second anniversary of the Effective Date and (iii) $20,000 per annum for the year beginning on the second anniversary of the Effective Date and ending on the third anniversary of the Effective Date . In addition, we granted 1,166,667 shares of restricted common stock to Mr. Wang. The shares have vested and are being transferred to us pursuant to his agreement with us dated March 29, 2018 pursuant to which we agreed to transfer to him the equity in Capital Future Development Limited in exchange for his stock

Mr. Wang resigned on February 15, 2018 and we have no further obligations under his employment agreement.

We do not have employment agreements with any of our executive officers.

Outstanding Equity Awards At Year-End

There were no outstanding unexercised options, unvested stock or other equity incentive plan awards held by the named executive officer as of December 31, 2017.

Pension Benefits

We do not have any pension benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

Potential Payments Upon Termination or Change in Control

See “Employment Agreements” above for a description of potential payments to Mr. Wang upon termination.

Compensation of Directors

Our directors did not receive compensation during 2017 for services as members of the Company’s Board:

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock beneficially owned as of April 16, 2018, by:

•	Each director;
•	Each current officer named in the summary compensation table;
•	Each person owning of record or known by us, based on information provided to us by the persons named below, at least 5% of our common stock; and
•	All directors and officers as a group.

For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of warrants granted by us) within 60 days of April 16, 2018.

Name of Beneficial Owner	Amount Beneficial Ownership	Percentage of Beneficial Ownership
Zinan Zhou	1,016,667	5.1%
Dongming Xing	7,000	—
Shu Yu Poon	—	—
Hong Yang	—	—
	—	—
All directors and executive officers as a group (4 persons)	1,023,667	5.2%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

On March 29, 2018, we entered into an agreement with Zhenggang Wang, who was a director, chief executive officer and chairman of the board of the Company until his resignation on February 15, 2018, pursuant to which we agreed to sell to Mr. Wang all of the stock in our wholly-owned subsidiary, Capital Future Development Limited, a British Virgin Islands company, in exchange for the transfer by Mr. Wang to us of 1,738,334 shares of common stock, which represents all of the common stock owned by Mr. Wang. The shares acquired by us will be cancelled. Our former business, which was the distribution of a range of imported products, including digital products, baby products, health nutrition and frozen food, was conducted through Capital Future Development.

On March 29, 2018, we entered into a debt conversion agreement with Qishizhihe Investment Co. Ltd., a British Virgin Island company (“Qishizhihe”), pursuant to which Qishizhihe agreed to convert loans in the principal amount of RMB4,500,000 ($717,886) into 10,255,522 shares of common stock at a conversion price of $0.07 per share. Qishizhihe had made the loans pursuant to loan and security agreements dated December 22, 2016 and June 1, 2016.

Director Independence

The board of directors has determined that Hong Yang, who is chairman of the board is an “independent director” as defined in the Marketplace Rules of the Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

MJF & Associates served as the Company's registered independent public accountants for the fiscal year ended December 31, 2017 and 2016.

The following represents fees for professional audit services rendered by MJF in 2017 and 2016, respectively.

Audit Fees

The aggregate fees billed by our current auditors, MJF, for professional services rendered for the audit of our annual financial statements for 2017 and 2016 were $50,000 and $55,000.

Audit Related Fees

We incurred no audit related fees to MJF during 2017 and 2016.

Tax Fees

MJF did not render any services for tax compliance, tax advice and tax planning during the years ended December 31, 2017 and 2016.

All Other Fees

MJF did not bill us any additional fees that are not disclosed under audit fees, audit related fees or tax fees during 2017 and 2016.

Pre-Approval Process, Policies and Procedures

The board of directors has adopted pre-approval policies for all services, including both audit and non-audit services, provided by our independent auditors.  For audit services, each year the independent auditor provides the board of directors with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the board of directors before the audit process commences.  The independent auditor also submits an audit services fee proposal, which also must be approved by the board of directors before the audit process commences.  The audit, tax, and all other fees and services described above were pre-approved for 2017 and 2016.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The exhibits listed on the Exhibit Index are filed as part of this Annual Report.

EXHIBIT INDEX

Exhibit No	Document Description
3.1	Amended and Restated Articles of Incorporation of the Registrant (3)
3.2	By-laws of the Registrant (1)
14.1	Code of Business Conduct and Ethics (2)
10.1	Debt conversion agreement dated March 29, 2018, between the Company and Qishizhihe Investment Co. Ltd.(4)
10.2	Exchange agreement dated March 29, 2018, between the Company and Zhenggang Wang.(4)
21.1	List of Subsidiaries*
31.1	Certification of Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Principal Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)*
32.2	Certification of Principal Accounting and Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)*
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

(1) Incorporated by reference from the Registrant’s Form 8-k filed with the SEC on January 3, 2007.

(2) Incorporated by reference from the Registrant’s 10-K Annual Report filed with the SEC on March 27, 2008.

(3) Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on April 12, 2013.

(4) Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on April 5, 2018.

* Filed herewith

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of April 2018.

YOSEN GROUP, INC.

April 17, 2018	/s/ Zinan Zhou
Zinan Zhou
Chief Executive Officer and DIrector
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ Hong Yang		April 17, 2018
Hong Yang	Chairman and Director

/s/ Zinan Zhou		April 17, 2018
Zinan Zhou	Chief Executive Officer and Director

/s/ Dongming Xing
Dongming Xing	Chief Financial Officer (Principal	April 17, 2018
Accounting and Financial Officer)
/s/ Shu Yu Poon
Shu Yu Poon	Director	April 17, 2018

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareholders and the Board of Directors of

Yosen Group, Inc.

Opinion on the financial statements

We audited the accompanying balance sheets of Yosen Group, Inc. (“the Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2017 and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations and has stockholders’ deficit of $4,076,108 as of December 31, 2017. In addition, as discussed in Note 1, the Company decided to discontinue its existing business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company’s auditor since 2008.

MJF & Associates

Los Angeles, California

April 16, 2018

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
ASSETS

Current assets:
Cash and equivalents	$23,048	$135,847
Accounts receivable, net	94,465	50,872
Inventories	388,609	1,274,526
Advances to suppliers	149,530	358,430
Prepaid expenses and other current assets	419,112	592,301
Total current assets	1,074,764	2,411,976
Property and equipment, net	156,973	501,615
Intangible asset	23,694	12,599
Other non-current assets	319,694	164,927
Total assets	$1,575,125	$3,091,117

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term loans	$2,795,441	$2,952,316
Accounts payable	323,975	1,000,243
Accrued expenses and other payables	854,288	769,695
Advance from customers	106,292	167,690
Advance from related party	823,739	160,610
Income tax payable	832,306	636,978
Total liabilities	5,736,041	5,687,532

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized, 11,267,918 and 11,057,918 issued and outstanding as of December 31, 2017 and 2016	11,268	11,058
Additional paid-in capital	28,443,515	28,370,225
Subscription receivable	(50,000)	(50,000)
Statutory reserve	11,542,623	11,542,623
Other comprehensive income	7,953,635	8,209,691
Accumulated deficit	(51,980,658)	(50,843,838)
Total Yosen Group's stockholders’ deficit	(4,079,617)	(2,760,241)
Noncontrolling interest	(81,299)	163,826
Accumulated deficit	(4,160,916)	(2,596,415)
Total liabilities and stockholders’ deficit	$1,575,125	$3,091,117

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31,

	2017	2016
	(Discontinued operations)	(Discontinued operations)
Net sales	$2,883,273	$5,742,339
Cost of sales	(2,824,484)	(5,374,654)
Gross profit	8,753	367,685
Selling, general and administrative expenses	1,104,428	1,648,714
Loss from discontinued operations	(1,095,675)	(1,281,029)
Other (income) expense
Interest income	(103)	(506)
Other income	(150,276)	(34,995)
Other expense	443,674	569,607
Total other (income) expense	293,295	534,106

Loss from discontinued operations before income taxes	(1,388,970)	(1,815,135)
Provision for income taxes	2,123	—
Net loss from discontinued operations	(1,391,093)	(1,815,135)

Net loss attributable to noncontrolling interest	(254,273)	(308,244)

Net loss attributable to Yosen Group	(1,136,820)	(1,506,891)

Other comprehensive items:
Foreign currency translation gain attributable to Yosen Group	(249,867)	144,729
Foreign currency translation gain attributable to noncontrolling interest	(6,189)	16,181

Comprehensive loss attributable to Yosen Group	$(1,386,687)	$(1,362,162)
Comprehensive loss attributable to noncontrolling interest	$(260,462)	$(292,063)

Basic and diluted loss per share:
Discontinued operations	(0.10)	(0.15)
Net loss per share	$(0.10)	$(0.15)

Weighted average shares outstanding:
Basic	11,266,767	9,866,341
Diluted	11,266,767	9,866,341

The accompanying notes are an integral part of these consolidated financial statements.

 YOSEN GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Statutory Reserve	Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balance at January 1, 2016	9,717,386	$9,717	$27,826,168	$(50,000)	$11,542,623	$8,046,079	(49,336,947)	294,293	(1,668,067)
Foreign currency translation adjustments	—	—	—	—	—	144,729	—	—	160,910
Issuance of common stock for financing	190,532	191	142,797	—	—	—	—	180,479	323,377
Issuance of common stock for warrants exercise	1,150,000	1,150	401,350	—	—	—	—	—	402,500
Stock compensation				—	—	—	(1,506,891)	—	(1,506,891)
Net loss	—	—	—	—	—	—	—	(308,244)	(308,244)
Balance at December 31, 2016	11,057,918	$11,058	$28,370,225	$(50,000)	$11,542,623	$8,190,808	(50,843,838)	163,826	(2,596,415)
Foreign currency translation adjustments	—	—	—	—	—	(256,056)	—	—	(256,056)
Issuance of common stock for financing	—	—	—	—	—	—	—	11,536	11,536
Deferred stock compensation	210,000	210	73,290	—	—	—	—	—	73,500
Disposal of subsidiary	—	—	—	—	—	—	—	(2,388)	(2,388)
Net loss attributable to Yosen Group	—	—	—	—	—	—	(1,136,820)	—	(1,136,820)
Noncontrolling interest	—	—	—	—	—	—	—	(254,273)	(254,273)
Balance at December 31, 2017	11,267,918	$11,268	$28,443,515	$(50,000)	$11,542,623	$7,953,635	(51,980,658)	(81,299)	(4,160,916)

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss including noncontrolling interest	$(1,391,093)	$(1,815,135)
Adjustments to reconcile net loss including noncontrolling interest to net cash used in operating activities:
Depreciation	64,748	40,923
Stock based compensation	158,667	462,500
Gain on disposal of subsidiary	(3,508)	—
Gain on relief on accounts payable	(126,005)
(Increase) /decrease in assets:
Accounts receivable	(38,667)	169,598
Inventories	935,404	(590,867)
Prepaid expenses and other current assets	230,359	285,388
Advance to suppliers	224,319	350,558
Other noncurrent asset	169,454	(179,392)
(Increase) /decrease in current liabilities:
Accounts payable	(586,351)	633,530
Accrued expenses and other payables	38,767	95,068
Advance from customer	(69,968)	128,135
Income tax payable	7,638	(179,205)
Net cash used in operating activities	(386,239)	(1,054,399)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (Purchase) of property and equipment	31,889	(186,059)
Construction in progress	(29,347)	(342,954)
Net cash provided by investing activities	2,542	(529,013)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayment of) from short-term loans	(342,250)	376,335
Proceeds from equity financing	18,588	323,377
Advance to related party	627,973	255,576
Net cash provided (used in) by financing activities	304,311	955,288

Effect of exchange rate changes on cash and equivalents	(33,413)	25,360

Net decrease in cash and equivalents	(112,799)	(602,374)
Cash and equivalents, beginning of year	135,847	738,611
Cash and equivalents, end of year	$23,048	$135,847

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid	$237,206	$169,801

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Note 1 - ORGANIZATION

Yosen Group, Inc. (the “Company” or “Yosen”) was incorporated on August 20, 1998 under the laws of the State of Nevada. Capital Future Developments Limited (“Capital”) was incorporated on July 22, 2004 under the laws of the British Virgin Islands. Zhejiang YongXin Digital Technology Company Limited (“Zhejiang”), Yiwu YongXin Communication Limited (“Yiwu”), Hangzhou Wang Da Electronics Company Limited (“Wang Da”) were incorporated under the laws of the Peoples Republic of China (“PRC” or “China”) on July 11, 2005, July 18, 1997, March 30, 1998, respectively. Zhejiang set up a new operating entity, Hangzhou Letong Digital Technology Co., Ltd. (“Letong”) on March 10, 2009. On January 6, 2014 the Company established Yosen Trading Inc. (“Yosen Trading”), its wholly owned US based subsidiary in New York. On April 23, 2015, the Company established a wholly owned subsidiary Hangzhou Yongxin Lamapai E-commerce Co., Ltd (“Hangzhou Lamapai”). On September 24, 2015, Hangzhou Lamapai established a new company Zhejiang Yongxin Lamapai E-commerce Co., Ltd (“Zhejiang Lamapai”). In 2016, Zhejiang Lamapai established Ningbo Yongxin Lamapai E-commerce Co. Ltd ("Ningbo") and Hangzhou Saizhuo brand management Co., Ltd ("Saizhuo"). Hangzhou Lamaipai, Zhejiang Lamapai, Saizhuo and Ningbo are collectively referred as Lamapai. The Company invested RMB 6,193,541 to Zhejiang Lamapai. As a result of the investment, the Company owns 64.8% of Zhejiang Lamapai as of December 31, 2016.

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

ORGANIZATIONAL CHART

Our corporate structure as of December 31, 2017 is as follows:

ORGANIZATIONAL CHART

* These entities ceased operation during 2011.

** This entity ceased operation during 2012.

*** This entity ceased operation during 2014.

**** This entity ceased operation during 2015.

***** These entities were disposed or discontinued in 2017.

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

Going Concern

The accompanying CFS have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had net loss of $1,136,820 and $1,506,891 for 2017 and 2016, respectively. The Company had accumulated deficit of $51,977,149 as of December 31, 2017. There can be no assurance that the Company will become profitable or that it will survive as a public company. These issues raise substantial doubt regarding the Company’s ability to continue as a going concern.

On March 29, 2018, the Company entered into an agreement with Zhenggang Wang, who was a director, chief executive officer and chairman of the board of the Company until his resignation on February 1, 2018, pursuant to which the Company agreed to sell to Mr. Wang all of the stock in its wholly-owned subsidiary, Capital Future Development Limited, a British Virgin Islands company, in exchange for the transfer by Mr. Wang to the Company of 1,738,334 shares of the Company’s common stock, which represents all of the Company’s common stock owned by Mr. Wang. The shares acquired by the Company will be cancelled. The Company’s former business, which was the distribution of a range of imported products, including digital products, baby products, health nutrition and frozen food, was conducted through Capital Future Development. As previously reported, the Company is treating this business as a discontinued operation and intends to engage in the franchising or operations of upscale restaurants in China

Principles of Consolidation

The CFS include the accounts of Yosen and its wholly owned subsidiaries Capital, Wang Da, Yiwu, Zhejiang, Lamapai, Ningbo and Saizhuo collectively referred to as the Company. All material intercompany accounts, transactions and profits were eliminated in consolidation.

Noncontrolling Interest

On September 24, 2015, the Company established Zhejiang Lamapai under the laws of the PRC. As of December 31, 2017, the Company owns 64.9% interest in Zhejiang Lamapai. The 35.1% owned by the third parties is presented as noncontrolling interest.

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

		Additions
Year	Balance at January 1,	Charged to expenses	Charged to other comprehensive loss	Deductions	Balance at December 31,
2017	$1,005,085	$—	$—	$—	$1,005,085
2016	$1,005,397	$—	$—	$315	$1,005,085

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of December 31, 2017, and 2016, inventory consisted entirely of finished goods valued at $388,609 and $1,274,526, respectively.

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

Automotive	5 years
Office Equipment	5 years

As of December 31, 2017, and 2016, property and equipment consisted of the following:

	2017	2016
Automotive	$44,015	$39,870
Office equipment	163,100	152,372
Plant and equipment	217,702	168,212
Construction in progress	—	328,103
Subtotal	424,817	689,557
Less: accumulated depreciation	(267,844)	(187,942)
Total	$156,973	$501,615

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC Topic 360, “Property, Plant and Equipment”, requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2017 and 2016, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments” , requires that the Company disclose estimated fair values (“FVs”) of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of FV.

Short-term Bank Loans

As of December 31, 2017 and 2016, short-term loans consisted of the following:

	2017	2016

Line of credit from China Construction Bank , dated May 27, 2017, due on April 26, 2018, with 5.44% interest.	$28,743	—
From Bank of Chouzhou, dated July 6, 2017, due on July 4, 2018, with interest 6.096% payable monthly, personally guaranteed by the CEO	576,391	—
From Bank of Chouzhou, dated July 6, 2017, due on July 4, 2018 with interest of 6.096% payable monthly, personally guaranteed by the CEO	768,521	—
From Bank of Chouzhou, dated July 5, 2017, due on July 4, 2018, with interest 7.836% payable monthly, personally guaranteed by the CEO	768,521	—
From Bank of Chouzhou, dated July 6, 2017, due on July 4, 2018 with interest of 7.836% payable monthly, personally guaranteed by the CEO	192,130	—
From Bank of Hangzhou, dated July 13, 2016, due on July 12, 2017, with interest of 6.96% payable monthly	—	360,039
From Bank of Chouzhou, dated July 9, 2016, due on July 10, 2017, with interest 6.00% payable monthly, personally guaranteed by the CEO	—	720,077
From Bank of Chouzhou, dated July 16, 2016, due on July 10, 2017 with interest of 6.0625% payable monthly, personally guaranteed by the CEO	—	1,440,154
Short term loan dated June 1, 2016, due on February 28, 2017, with interest payable monthly, personally guaranteed by the CEO	—	432,046
	$2,795,441	$2,952,316

Revenue Recognition

In accordance with FASB ASC Topic 605, “Revenue Recognition,” the Company recognizes revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed and determinable, and collectability of the resulting receivable is reasonably assured.

The Company records revenues when title and the risk of loss pass to the customer.  Generally, these conditions occur on the date the customer takes delivery of the product.  Revenue generated is solely from retail of Yosen products.

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

Shipping and Handling Fees

The Company follows FASB ASC 605-45, “Handling Costs, Shipping Costs”.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of G&A expenses which were $10,982 and $7,765 for 2017 and 2016, respectively.

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense was $15,989 in 2017 and there was not any advertising expense for 2016.

Other Income

Other income was $129,257 and $8,781 for the years ended December 31, 2017 and 2016, respectively . Other income in 2017was primarily attributable to the accounts payable forgiven.

Other Expense

Other expense was $443,674 and $569,607 for the years ended December 31, 2017 and 2016, respectively. Other expense consists of the following:

	2017	2016
Interest expense	$237,206	$169,801
Bank fees	9,493	3,493
Miscellaneous	196,975	396,313
Total other expense	$443,674	$569,607

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

Basic and Diluted Earnings (Loss) per Share

Earnings (loss) per share are calculated in accordance with FASB ASC Topic 260, “Earnings per Share”, Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (losses) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. If convertible shares and stock options are anti-dilutive, the impact of conversion is not included in the diluted net income per share. Excluded from the calculation of diluted earnings per share for 2017 and 2016 were 10,000 options, as they were not dilutive.

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

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Following the Company’s decision to discontinue its existing business, the Company has no operating segments.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this ASU on our CFS.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on our CFS.

In November 2015, the FASB issued an ASU on the balance sheet classification of deferred taxes, which would require that deferred tax assets and liabilities be classified as non-current in the balance sheet. Current GAAP requires the presentation of deferred tax assets and liabilities as either current or non-current in the balance sheet. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual reporting periods. Earlier adoption is permitted. The guidance may be applied either prospectively or retrospectively. The adoption of any such pronouncements did not cause a material impact on its CFS.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on our CFS.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on our CFS.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on our CFS.

In May 2014, the FASB issued No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. These ASUs clarify the implementation guidance on a few narrow areas and adds some practical expedients to the guidance Topic 606. The Company is evaluating the effect that these ASUs will have on its CFS.

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

Note 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets in 2017 was $419,112. Prepaid expense consists primarily the deferred stock compensation recorded at the end of 2016 for restricted stocks issued on December 23, 2016. The deferred stock compensation is expensed over three years.

Note 5 - OTHER NON-CURRENT ASSETS

Other non-current assets were $319,694 and $164,927 in 2017 and 2016, respectively. Other non-current assets consist primarily capital improvement to the retail stores.

Note 6 - COMMON STOCK

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

On December 23, 2016, the Company’s board of directors adopted the Yosen Group 2016 Restricted Stock Plan (the “2016 Plan”).  The 2016 Plan provides for the granting of restricted stock awards to employees, directors and consultants of the Company and the employees, directors and consultants of the Company’s affiliates. Under the 2016 Plan, 1,360,000 shares of the Company’s common stock were initially available for issuance for awards.   As of December 31, 2016, 1,150,000 of the shares available for issuance under the 2016 Plan were issued. In January 2017, 210,000 shares available for issuance were issued. The common stock was valued at grant date with a FV of $476,000. During the three and nine months ended September 30, 2017, $39,666 and $119,000 was recognized as stock based compensation expense, respectively.

Stock options - Options issued have a ten-year life and were fully vested upon issuance. The option holder has no voting or dividend rights. The grant price was the market price at the date of grant. The Company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the date of grant stock option pricing.

Outstanding options and warrants by exercise price consisted of the following as of December 31, 2017:

Outstanding					Exercisable
Exercise Price	Number of Shares		Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Warrants:
$0.75	1,218,076	(1)	0.75	$0.75	1,218,076	$0.75
$0.75	66,975	(2)	0.90	$0.75	66,975	$0.75
$0.75	190,532	(3)	1.10	$0.75	190,532	$0.75

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

The Company determined the FV of the 1,218,076 warrants was $1,183,970. As of December 31, 2017, warrants to purchase 1,218,076 shares of common stock remained outstanding. These warrants were plain vanilla warrants and were classified as equity.

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

The Company determined the FV of the 66,975 warrants was $81,375. As of December 31, 2017, warrants to purchase 66,975 shares of common stock remained outstanding. These warrants were plain vanilla warrants and were classified as equity.

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

The Company determined the FV of the 190,532 warrants was $206,917. As of December 31, 2017, warrants to purchase 190,532 shares of common stock remained outstanding. These warrants were plain vanilla warrants and were classified as equity.

Note 8 - COMPENSATED ABSENCES

Regulation 45 of the labor laws in the PRC entitles employees to annual vacation leave after one year of service. In general all leaves must be utilized annually, with proper notification, any unutilized leave is cancelled.

Note 9 - INCOME TAXES

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense or penalties recognized during the year ended December 31, 2017 and 2016.

The US operating entity Yosen Group is subject to the US federal income tax at 34%. Yosen Group does not conduct any operations and only incurs public company expenses, such as legal fees, accounting fees, investor relations expenses and filing fees. In 2017 and 2016, the US operating subsidiaries incurred a net operating loss of $151,684 and $169,515 As a result, $49,450 and $57,635 of deferred tax assets and the same amount of valuation allowance were recorded to offset deferred tax assets for 2017 and 2016.

The PRC operating subsidiaries, were treated as discontinued operations following the management’s intent to dispose the previous businesses. Management believes it is more likely than not that the subsidiaries will not be able to benefit from the deferred tax assets in association with the operating losses. As a result, $358,722and $469,040 of deferred tax assets and valuation allowance were recorded in the year ended December 31, 2017.

The components of deferred income tax assets and liabilities as of December 31, 2017 and 2016 are as follows:

	2017	2016
Deferred tax assets:
U.S. net operating losses	$49,450	$57,635
Discontinued operation	309,322	411,405
Total deferred tax assets	358,722	469,040
Less valuation allowance	(358,722)	(469,040)
	$—	$—

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate is as follows for 2017 and 2016.

	2017	2016
Tax benefit at US Statutory Rate	(34.0)%	(34.0)%
Tax rate difference	8.0%	8.2%
State, net of Federal	0.2%	—
Valuation allowance	25.8%	25.8%
Effective rate	—%	—%

Note 10 - COMMITMENTS

The Company leases office facilities under operating leases that terminate through 2020. Rent expense for 2017 and 2016 was $3,329 and $158,922, respectively.

The future minimum obligations under these agreements are as follows by years as of December 31, 2017:

2018	$170,458
Total	$170,458

Note 11 - STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprise’s income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves and statutory public welfare fund. Prior to January 1, 2006, the proportion of allocation for reserve was 10 % of the profit after tax to the surplus reserve fund and additional 5-10 % to the public affair fund. The public welfare fund reserve was limited to 50 % of the registered capital. Effective January 1, 2006, there is now only one fund requirement. The reserve is 10 % of income after tax, not to exceed 50 % of registered capital.

Statutory reserve funds are restricted to offset against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2017 and 2016, the Company allocated $11,542,623 and $11,542,623 to these non-distributable reserve funds.

Note 12 – DISCONTINUED OPERATIONS

As disclosed in the Company’s 8-K filed on February 15, 2018, the Company’s existing business is the distribution of a range of imported products, including digital products, baby products, health nutrition and frozen food through its online store, applications on mobile devices and also in physical stores. The Company has sustained continuing losses in this business and does not believe that it will be able to operate that business profitably. As a result, the Company intends to engage in the franchising or operations of upscale restaurants in China, and it is negotiating with the operator of a well-known Hong Kong restaurant with respect to a joint venture that will license or operate such restaurants. The Company believes that its new management has experience in the operation and management of restaurants; however, the Company does not operate or license any restaurants and cannot give any assurance that it will be successful in this business. The Company’s existing business will be treated as a discontinued operation in its financial statements for the year ended December 31, 2017.

The operating results of discontinued operation is disclosed in the consolidated statements of operations and comprehensive loss.

Note 13 - OTHER COMPREHENSIVE INCOME

Other comprehensive income, included in stockholders’ equity for 2017 and 2016, represents foreign currency translation adjustments.

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

During 2017, No customer accounted for 10% or more of our total revenue or the Company’s accounts receivable. One vendor comprised more than 10% of the Company accounts payable, which represented 10.4%.

Note 16 - SEGMENT INFORMATION

Following the Company’s decision to discontinue its existing business, the Company has no operating segments.

NOTE 17- SUBSEQUENT EVENTS

On March 29, 2018, the Company entered into an agreement with Zhenggang Wang, who was a director, chief executive officer and chairman of the board of the Company until his resignation on February 1, 2018, pursuant to which the Company agreed to sell to Mr. Wang all of the stock in its wholly-owned subsidiary, Capital Future Development Limited, a British Virgin Islands company, in exchange for the transfer by Mr. Wang to the Company of 1,738,334 shares of the Company’s common stock, which represents all of the Company’s common stock owned by Mr. Wang. The shares acquired by the Company will be cancelled. The Company’s former business, which was the distribution of a range of imported products, including digital products, baby products, health nutrition and frozen food, was conducted through Capital Future Development. The Company is treating this business as a discontinued operation and intends to engage in the franchising or operations of upscale restaurants in China. As a result of the sale of this subsidiary to the former CEO, the Company effectively sold all of its PRC subsidiaries in exchange for the surrender of 1,738,334 shares of Yosen valued at $ 225,983 at $0.13 per share, which was the market price of Yosen’s share on March 29, 2018.

On March 29, 2018, the Company entered into a debt conversion agreement with Qishizhihe Investment Co. Ltd., a British Virgin Island company (“Qishizhihe”), pursuant to which Qishizhihe agreed to convert loans in the principal amount of RMB4,500,000 ($717,886) into 10,255,522 shares of common stock at a conversion price of $0.07 per share. Qishizhihe had made the loans pursuant to loan and security agreements dated December 22, 2016 and June 1, 2016.

On February 6, 2018, the Company established a wholly-owned subsidiary in British Virgin Island, DB-Link Ltd (“DB-Link”). The company plans to operate franchising or operations of restaurants under DB-Link.

