Form 10-Q
period 2018-03-31
Yosen Group, Inc.
filed 2018-05-21
CIK 1076784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission File Number:  000-28767

YOSEN GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0403070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

288 Hongshan Road Xiangzhou District

Zhuhai City, Guangdong Province, China 519075

(Address of Principal Executive Offices) (Zip Code)

086-0756-2680558

(Registrant’s telephone number, including area code)

Former address:

368 HuShu Nan Road

HangZhou City, Zhejiang Province, China 310014

(Address of Principal Executive Offices) (Zip Code)

86-0571-88381700

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

Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule No 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of May 20, 2018, the registrant had 19,785,106 shares of common stock outstanding.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2017, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 FREE.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2018 (Unaudited)	December 31, 2017
ASSETS
Current assets:
Cash and equivalents	$31,727	$23,048
Accounts receivable, net	46,213	94,465
Inventories	349,720	388,609
Advances to suppliers	130,735	149,530
Prepaid expenses and other current assets	395,077	419,112
Total current assets	953,472	1,074,764
Property and equipment, net	147,319	156,973
Intangible asset	84,845	23,694
Other non-current assets	290,742	319,694
Total assets	$1,476,378	$1,575,125

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Short-term loans	$2,419,620	$2,795,441
Accounts payable	295,493	323,975
Advance from related party	945,491	823,739
Accrued expenses and other payables	701,152	854,288
Advance from customers	75,691	106,292
Income tax payable	863,513	832,306
Total liabilities	5,300,960	5,736,041

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized, 11,267,918 issued and	11,268	11,268
Additional paid-in capital	29,161,402	28,443,515
Subscription receivable	(50,000)	(50,000)
Statutory reserve	11,542,623	11,542,623
Other comprehensive income	7,791,753	7,953,635
Accumulated deficit	(52,175,208)	(51,980,658)
Total Yosen Group's stockholders’ deficit	(3,718,162)	(4,079,617)
Noncontrolling interest	(106,420)	(81,299)
Accumulated deficit	(3,824,583)	(4,160,916)
Total liabilities and stockholders’ deficit	$1,476,378	$1,575,125

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED MARCH 31, 2018 and 2017 (UNAUDITED)

	2018	2017
Net sales	$—	$—
Cost of sales	—	—
Gross profit	—	—
Selling, general and administrative expenses	67,420	61,580
Loss from continuing operations	(67,420)	(61,580)
Other (income) expense
Other expense	218	120
Total other expense	218	120

Loss from continuing operations before income taxes	(67,638)	(61,700)
Loss from continuing operations	(67,638)	(61,700)
Loss from discontinued operations, net of income taxes	(152,034)	(288,089)
Loss including noncontrolling interest	(219,672)	(349,789)

Loss attributable to noncontrolling interest	(25,122)	(64,826)

Net loss attributable to Yosen Group	(194,550)	(284,963)

Other comprehensive items:
Foreign currency translation loss attributable to Yosen Group	(156,650)	(20,889)
Foreign currency translation loss attributable to noncontrolling interest	(5,232)	(1,036)

Comprehensive loss attributable to Yosen Group	$(351,200)	$(305,852)
Comprehensive loss attributable to noncontrolling interest	$(30,354)	$(65,862)

Basic and diluted loss per share:
Continuing operations	(0.01)	(0.01)
Discontinued operations	(0.01)	(0.02)
Net loss per share	$(0.02)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	11,267,918	11,263,251

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2018 and 2017 (UNAUDITED)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss including noncontrolling interest	$(219,672)	$(349,789)
Adjustments to reconcile net loss including noncontrolling interest to net cash used in operating activities:
Depreciation	19,352	14,998
Stock based compensation	39,667	39,667
(Increase) /decrease in assets:
Accounts receivable	51,025	33,895
Other receivable	(3,247)	—
Inventories	52,456	300,575
Prepaid expenses and other current assets	(8,000)	67,610
Advance to suppliers	23,963	98,447
Other noncurrent asset	40,154	3,181
(Increase) /decrease in current liabilities:
Accounts payable	(135,848)	(159,336)
Accrued expenses and other payables	33,412	(103,208)
Other payable	26,299	—
Advance from customer	(34,041)	(44,672)
Income tax payable	600	74,388
Net cash used in operating activities	(113,880)	(24,245)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,971)	2,289
Construction in progress	—	4,524
Payment for intangible asset	(47,839)	—
Net cash used in investing activities	(52,810)	6,813

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans		—
Proceeds from equity financing		15,328
Advance to related party	90,230	(54,652)
Net cash used in financing activities	90,230	(39,324)

Effect of exchange rate changes on cash and equivalents	85,139	2,658

Net increase (decrease) in cash and equivalents	8,679	(67,724)
Cash and equivalents, beginning of period	23,048	135,847
Cash and equivalents, end of period	$31,727	68,123

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid	$51,658	$54,635

The accompanying notes are an integral part of these consolidated financial statements

YOSEN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

Note 1 - ORGANIZATION

Yosen Group, Inc. (the “Company” or “Yosen”) was incorporated on August 20, 1998 under the laws of the State of Nevada.

The Company’s former business was conducted through Capital Future Developments Limited (“Capital”) and its subsidiaries and affiliated entities. Capital was incorporated on July 22, 2004 under the laws of the British Virgin Islands. On March 29, 2018, the Company entered into an agreement with its former director, chief executive officer and chairman of the board until his resignation on February 15, 2018, pursuant to which the Company agreed to sell to the former chief executive officer all of the stock in Capital in exchange for the transfer by him to us of 1,738,334 shares of common stock, which represents all of the common stock owned by him. The transfer of the stock in Capital to the former chief executive officer is in process. See Note.

On February 6, 2018, the Company established a wholly-owned subsidiary in British Virgin Island, DB-Link Ltd (“DB-Link”). The Company plans to operate franchising or operations of restaurants through DB-Link.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s consolidated financial position have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. Reclassifications have been made to conform historical financial statements with the current period’s presentation.

The parent company does not have operations. Its main activities were incurring expenses relating to its status as a public company in the United States. The functional currency of the Company is the United States dollar.

Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company realized net loss of $219,672 for the three months ended March 31, 2018 of which $152,034 represented a loss from discontinued operations. The Company had accumulated deficit of $52,175,208 as of March 31, 2018. There can be no assurance that the Company will become profitable or that it will survive as a public company. These issues raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company intends to engage in the franchising and operation of upscale restaurants in China and elsewhere. The Company’s proposed business is requires significant capital for its proposed business, and the Company cannot give any assurance that it will be able to raise the necessary funding. If the Company is not able to raise the necessary funding, it may not be able to develop its proposed business.

Principles of Consolidation

The consolidated financial statements include the accounts of Yosen and its subsidiaries. The consolidated results of operations and consolidated financial condition of Capital and Capital’s subsidiaries are reflected as net loss from discontinued operations and net liabilities of discontinued operations. All material intercompany accounts, transactions and profits were eliminated in consolidation.

Noncontrolling Interest

As of March 31, 2018, Capital had invested RMB 6,193,541($898,852) in Zhejiang Lamapai and owns 64.9% interest in Zhejiang Lamapai. The 35.1% owned by the third parties is presented as non-controlling interest. Zhejiang Lampai is part of the discontinued operations.

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” which governs the accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that non-controlling interests be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the non-controlling interest even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements.

The net income attributed to the non-controlling interest is separately designated in the accompanying consolidated statements of income and other comprehensive income (loss). Losses attributable to the non-controlling interest in a subsidiary may exceed the non-controlling interest’s interests in the subsidiary’s equity. The excess attributable to the non-controlling interest is attributed to those interests. The non-controlling interest shall continue to attribute its share of losses even if that attribution results in a deficit non-controlling interest balance.

Currency Translation

The accounts of Capital’s subsidiaries were maintained, and its financial statements were expressed RMB. Such financial statements were translated into United States dollars in accordance with FASB ASC Topic 830-10, “Foreign Currency Translation,” with the RMB as the functional currency. According to FASB ASC Topic 830-10, assets and liabilities were translated at the ending exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the year. The resulting translation adjustments are reported as other comprehensive income in accordance with FASB ASC Topic 220, “Reporting Comprehensive Income,” as a component of shareholders’ equity. Transaction gains and losses are reflected in the consolidated statements of operations and comprehensive loss.

The impact of foreign translation from our accounts in RMB to United States dollars on Yosen’s operating results was not material in the three months ended March 31, 2018 and 2017. During the translation process, the assets and liabilities of all PRC subsidiaries are translated into US dollars at period-end exchange rates. The revenues and expenses are translated into United States dollars at average exchange rates of the periods. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

	Three Months Ended March 31,
	2018	2017
RMB/$ exchange rate at period end	0.1594	0.1451
Average RMB/$ exchange rate for the periods	0.1572	0.1452

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated results of operations. As a result of the translation, Yosen recorded a foreign currency loss of $156,650 in the first quarter 2018 and $20,889 in the same period of 2017, which is a separate line item on the Statements of Operations and Comprehensive Loss.

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

Inventories, net

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of March 31, 2018 (unaudited) and December 31, 2017, inventory consisted entirely of finished goods and in included in net liabilities of discontinued operations.

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360, “Property, Plant and Equipment,” which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2018 (unaudited) and December 31, 2017, there were no significant impairments of its long-lived assets. [Aren’t they part of Net liabilities of discontinued operations?]

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires the Company disclose estimated fair values (“fair values”) of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue Recognition

Revise for Topic 606, to which we are subject as of January 1, 2018.

The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers”. Revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Under Topic 606, revenue is recognized when there is a contract which has commercial substance which is approved by both parties and identifies the rights of the parties and the payment terms. The Company adopted Topic 606 as of January 1, 2018. Because all of the Company’s prior operations are discontinued, the adoption of Topic 606 does not affect its prior operations.

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

Share Based Payment

The Company follows FASB ASC 718-10, “Stock Compensation,” which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

Income Taxes

The Company utilizes FASB ASC Topic 740, “Income Taxes.” Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Basic and Diluted Earnings (Loss) per Share

Earnings (loss) per share are calculated in accordance with FASB ASC Topic 260, “Earnings per Share”, Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (losses) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. If convertible shares and stock options are anti-dilutive, the impact of conversion is not included in the diluted net income per share. Excluded from the calculation of diluted earnings per share for 2018 and 2017 were 10,000 options, as they were not dilutive.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company adopted this ASU and will use the method prospectively.

Note 3 - STOCK WARRANTS, OPTIONS, AND COMPENSATION

Stock options - Options issued have a 10-year life and were vested upon issuance. The option holder has no voting or dividend rights. The grant price was the market price at the date of grant. The Company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the date of grant stock option pricing.

Outstanding options and warrants by exercise price consisted of the following as of March 31, 2018:

Outstanding					Exercisable
Exercise Price	Number of Shares		Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Warrants:
$0.75	1,218,076	(1)	0.50	$0.75	1,218,076	$0.75
$0.75	66,975	(2)	0.65	$0.75	66,975	$0.75
$0.75	190,532	(3)	0.85	$0.75	190,532	$0.75

(1) On September 1, 2015, the Company issued stock warrants to purchase 1,218,076 shares of common stock at $0.75. The stock warrants expire on August 31, 2018. Stock warrants were valued using the Black-Scholes option pricing model. Assumptions used to value the warrants are similar to those used in valuing the stock options as described below.

Term	3 years
Expected volatility	196%
Risk – free interest rate	1.1%
Dividend yield	0%
Weighted-average grant date fair value	$0.972

The Company determined the fair value of the 1,218,076 warrants was $1,183,970. As of March 31, 2018, warrants to purchase 1,218,076 shares of common stock remained outstanding. These warrants were plain vanilla warrants and were classified as equity.

(2) On November 16, 2015, the Company issued stock warrants to purchase 66,975 shares of common stock at $0.75 . The stock warrants expire on November 15, 2018. Stock warrants were valued using the Black-Scholes option pricing model. Assumptions used to value the warrants are similar to those used in valuing the stock options as described below.

Term	3 years
Expected volatility	203%
Risk – free interest rate	1.2%
Dividend yield	0%
Weighted-average grant date fair value	$1.215

The Company determined the fair value of the 66,975 warrants was $81,375. As of March 31, 2018, warrants to purchase 66,975 shares of common stock remained outstanding. These warrants were plain vanilla warrants and were classified as equity.

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

Term	3 years
Expected volatility	178%
Risk – free interest rate	1.0%
Dividend yield	0%
Weighted-average grant date fair value	$1.086

The Company determined the fair value of the 190,532 warrants was $206,917. As of March 31, 2018, warrants to purchase 190,532 shares of common stock remained outstanding. These warrants are classified as equity.

Note 4 - INCOME TAXES

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense or penalties recognized during the three months ended March 31, 2018 and 2017.

The parent company is subject to the United States federal income tax at a rate of 21% in 2018 and 34% in 2017. The parent company does not conduct any operations and only incurs expenses, such as legal fees, accounting fees, investor relations expenses and filing fees, relating to its status as a reporting company under the United States securities laws. In the three months ended March 31, 2018, the United States operating subsidiaries incurred a net operating loss of $59,541. As a result, $12,504 of deferred tax assets and valuation allowance was recorded.  In the three months ended March 31, 2017, the US operating subsidiaries incurred a net operating loss of $61,700. As a result, $20,978 of deferred tax assets and valuation allowance was recorded.

All PRC subsidiaries, were discontinued as of March 31, 2018. These entities are subject to the PRC income tax at a rate of 25%.

The components of deferred tax assets and liabilities as of March 31, 2018 and December 31, 2017 were as follows:

	2018	2017
Deferred tax assets:
U.S. net operating losses	$12,504	$20,978
Discontinued operation	38,009	97,950
Total deferred tax assets	50,512	72,022
Less valuation allowance	(50,512)	(72,022)
	$—	$—

Reconciliation of the differences between the statutory United States Federal income tax rate and the effective rate for the three months ended March 31, 2018(unaudited) and 2017 (unaudited) is as follows:

	2018	2017
Tax (Credit) at statutory rate	(21.0)%	(34.0)%
Tax rate difference	(2.9)%	7.4%
Valuation allowance	23.9%	26.6%
Effective rate	—%	—%

Note 5 - COMMITMENTS

The Company leases office facilities under operating leases that terminate through 2020. Rent expense for the three months ended March 31, 2018 and 2017 was $104,600 and $96,600, respectively.

The future minimum obligations under these agreements are as follows by years as of March 31, 2018:

2018	$65,858
Total	$65,858

Note 6 - STATUTORY RESERVE

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

Statutory reserve funds are restricted to offset against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2018 and 2017, the Company had allocated $11,542,623 and $11,542,623 to these non-distributable reserve funds.

Note 7 – DISCONTINUED OPERATIONS

The Company’s former business was the distribution of imported products, including digital products, baby products, health nutrition and frozen food through its online store, applications on mobile devices and also in physical stores. The Company has sustained continuing losses in this business and does not believe it will be able to operate that business profitably. As a result, (i) the Company has agreed to transfer, and is in the process of transferring, the equity in Capital to its former chief executive officer and (ii) the Company intends to franche or operate upscale restaurants in China and elsewhere, and it is negotiating with the operator of a well-known Hong Kong restaurant with respect to a joint venture that will license or operate such restaurants. The Company’s former business was treated as a discontinued operation.

The operating results of discontinued operation is disclosed in the consolidated statements of operations and comprehensive loss.

The following table summarizes the assets and liabilities of the discontinued operations as of March 31, 2018 and December 31, 2017 included in the Consolidated Balance Sheets:

	2018	2017
Cash	$14,620	$15,167
Accounts receivable	46,213	94,465
Inventories	349,720	388,609
Advance to suppliers	130,735	149,530
Prepaid expenses and other receivables	103,210	101,778
Intangible asset	21,103	23,694
Other non-current asset	290,742	319,694
Property, plant and equipment	147,319	156,973
Total assets	1,103,662	1,249,910

Short-term loans	(2,419,620)	(2,795,441)
Notes payable	—	—
Accounts payable	(295,493)	(323,975)
Advance from customers	—	(106,292)
Accrued expenses and other payable	(928,609)	(710,997)
Income tax payable	(863,513)	(832,306)
Advance from related party	(873,540)	(823,739)
Total liabilities	(5,048,618)	(5,592,750)
Net liabilities	$(3,944,956)	$(4,342,840)

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2018 and 2017:

	2018	2017
Sales, net	$206,777	$1,333,912
Cost of sales	(171,585)	(1,241,711)
Gross profit	35,192	92,201
General and administrative expenses	(140,029)	(275,239)
Loss from discontinued operations	(104,837)	(183,038)
Other income (expenses)	(47,197)	(105,051)
Loss before income taxes	(152,034)	(288,089)
Provision for income taxes	—	—
Net loss from discontinued operations, net of income tax	$(152,034)	$(288,089)

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

As of March 31, 2018 and December 31, 2017, property and equipment, which are included in net liabilities of discontinued operations, consisted of the following:

	March 31, 2018	December 31, 2017
	(Unaudited)
Automotive	$45,633	$44,015
Office equipment	168,250	163,100
Plant and equipment	230,744	217,702
Construction in progress	—	—
Subtotal	444,627	424,817
Less: accumulated depreciation	(297,308)	(267,844)
Total	$147,319	$156,973

SHORT-TERM LOANS

As of March 31, 2018 (unaudited) and December 31, 2017, short-term loans, which are included in Net liabilities of discontinued operations, consisted of the following:

	March 31, 2018	December 31, 2017
Line of credit from China Construction Bank , dated May 27, 2017, due April 26, 2018, with 5.44% interest.	$29,278	28,743
From Bank of Chouzhou, dated July 6, 2017, due July 4, 2018, with interest 6.096% payable monthly, personally guaranteed by the CEO	597,585	576,391
From Bank of Chouzhou, dated July 6, 2017, due July 4, 2018 with interest of 6.096% payable monthly, personally guaranteed by the CEO	796,781	768,521
From Bank of Chouzhou, dated July 5, 2017, due July 4, 2018, with interest 7.836% payable monthly, personally guaranteed by the CEO	796,781	768,521
From Bank of Chouzhou, dated July 6, 2017, due July 4, 2018 with interest of 7.836% payable monthly, personally guaranteed by the CEO	199,195	192,130
	$2,419,620	$2,795,441

ADVANCES TO SUPPLIERS

Advances to suppliers represent advance payments to suppliers for the purchase of inventory for the discontinued entities.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of March 31, 2018 (unaudited) and December 31, 2017 were $395,077 and $419,112 respectively. Prepaid expense consists primarily the deferred stock compensation as a result of restricted stocks issued on December 23, 2016. The deferred stock compensation is expensed over three years.

OTHER NON-CURRENT ASSETS

Other non-current assets were $290,742 and $319,694 as of March 31, 2018 (unaudited) and December 31, 2017, respectively. Other non-current assets consist primarily capital improvement to the retail stores.

MAJOR CUSTOMERS, VENDORS AND CREDIT RISK

During the three months ended March 31, 2018, two customers accounted for more than 10% of the Company’s sales, representing 30.6% and 15.2%. As of March 31, 2018, no customer comprised more than 10% of the Company’s accounts receivable. One vendor comprised more than 10% of the Company’s accounts payable, representing 16.1% of the Company’s accounts payable.

During the three months ended March 31, 2017, two customers accounted for more than 10% of the Company’s sales, representing 30.6% and 15.2%. As of March 31, 2017, no customer comprised more than 10% of the Company’s accounts receivable. One vendor comprised more than 10% of the Company’s accounts payable, representing 29.2% of the Company’s accounts payable.

Note 8- OTHER COMPREHENSIVE INCOME

Other comprehensive income, included in stockholders’ deficit for the three months ended March 31, 2018 and 2017, is foreign currency translation adjustment.

Note 9 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

Note 10 - SEGMENT INFORMATION

Following the Company’s decision to discontinue its existing business, the Company only has one operating segment - restaurant franchise business through DB-Link. DB-Link is currently in the process of setting up wholly owned foreign entity (“WOFE”) in China to commence its restaurant franchise business.

NOTE 11 - RELATED PARTY TRANSACTION

On March 29, 2018, the Company entered into an agreement with its former chief executive officer, who was also a director and chairman of the board of the Company until his resignation on February 1, 2018, pursuant to which the Company agreed to sell to him all of the stock in Capital for the transfer by him to the Company of 1,738,334 shares of the Company’s common stock, which is all of the Company’s common stock owned by him. The shares acquired by the Company will be cancelled. The Company’s former business, which was the distribution of a range of imported products, including digital products, baby products, health nutrition and frozen food, was conducted through Capital. The Company is treating this business as a discontinued operation and intends to engage in the franchising or operations of upscale restaurants in China. As a result of the sale of this subsidiary to the former CEO, the Company effectively sold all of its PRC subsidiaries in exchange for the surrender of 1,738,334 shares of Yosen valued at $ 225,983 at $0.13 per share, which was the market price of Company’s common stock share on March 29, 2018. The transaction is expected to close in May 2018.

NOTE 12 - STOCKHOLDERS’ EQUITY

On March 29, 2018, the Company entered into a debt conversion agreement with Qishizhihe Investment Co. Ltd., a British Virgin Island company (“Qishizhihe”), pursuant to which Qishizhihe agreed to convert loans in the principal amount of RMB4,500,000 ($717,886 ) into 10,255,522 shares of common stock at a conversion price of $0.07 per share. Qishizhihe had made the loans pursuant to loan and security agreements dated December 22, 2016 and June 1, 2016.  The shares were issued and the debt was converted in April 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

From 2007 until the first quarter of 2017, we were engaged in the resale and distribution of third party products such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPods, electronic dictionaries, CD players and audio systems. As a result of declining sales and continuing losses, we discontinued this business. We had previously imported into China digital products, baby products, health nutrition and frozen food products, but this business was discontinued prior to December 31, 2017.

On February 15, 2018, our directors and officers resigned and we brought in new management and changed our business. We intend to open, manage and operate upscale restaurants and license our restaurants to restaurant operators. We may also enter into agreements with licensees pursuant to which our wholly-owned subsidiary, DB-Link Ltd, and the licensee would invest in the restaurant. Our business plan contemplates that DB-Link will have a majority interest in the joint venture entity that operates the restaurants, DB-Link will manage the restaurants for which it will receive a management fee, DB-Link will establish a restaurant business related training school to train chefs and wait staff, and DB-Link will operate its own online restaurant supplies store to service the restaurants we own or license. However, we cannot assure you that we will be able to open and operate restaurants or enter into license agreements with qualified licensees or the terms of any license or management agreement.

In furtherance of our plan to engage in the upscale restaurant business, on April 3, 2018, DB-Link entered into a cooperation agreement dated March 16, 2018, with Alvin Leung, regarding brand cooperation and the catering business in the initial territory of. The agreement provides that Mr. Leung will exclusively work with DB-Link in the initial territory and will provide DB-Link with the brand names of “Bo” and “Daimon” in the initial territory, and he granted DB-Link a first right of cooperation before seeking similar cooperation with other third parties in Canada, Hong Kong and Europe. DB-Link’s business will be operated by joint venture entities in which DB-Link will hold a 66% equity interest and Mr. Leung a 34% interest. In addition, DB-Link will pay Mr. Leung RMB 800,000 (approximately $127,000), half of which was paid with the balance being payable in 2019.

In view of our desire to disengage in our former business, on March 29, 2018, we entered into an agreement with Zhenggang Wang, who was a director, chief executive officer and chairman of the board of the Company until his resignation on February 1, 2018, pursuant to which we agreed to sell to Mr. Wang all of the stock in our wholly-owned subsidiary, Capital Future Development Limited (“Capital”), a British Virgin Islands company, in exchange for the transfer by Mr. Wang to us of 1,738,334 shares of our common stock, which represents all of the common stock owned by Mr. Wang. All of our consolidated liabilities are liabilities of Capital and its subsidiaries. shares acquired by the Company will be cancelled. All of our former business was conducted through Capital and its subsidiaries. We are in the process of consummating the transfer of the stock of Capital.

As a result of the transfer of the stock of Capital, we have one subsidiary, DB-Link, and our business will be conducted through DB-Link and its subsidiaries. We anticipate we will have separate subsidiaries for the restaurants we own or operate although we may have one subsidiary owning more than one restaurant in a city. To the extent that these restaurants are operated in the manner contemplated by our agreement with Mr. Leung, BD-Link will own a 66% interest in the subsidiary and Mr. Leung will own a 34% interest.

Results of Operations

Three months ended March 31, 2018 and 2017

For the three months ended March 31, 2018 and 2017, we had no sales and we incurred selling, general and administrative [should it just be “general and administrative” since there does not seem to be any selling expenses. Please conform throughout) expenses of $67,420 for the three months ended March 31, 2018 and $61,580 for the three months ended March 31, 2017. These expenses related primary to expenses incurred as a public reporting company and, to a lesser extent, in the March 31, 2018 quarter, to expenses relating to preliminary efforts to begin to develop our proposed restaurant business. Our net loss from continuing operations was $67,638 for the three months ended March 31, 2018 and $61,700 for the three months ended March 31, 2017.

We had a loss from discontinued operations of $152,034 for the three months ended March 31, 2018 and $288,089 for the three months ended March 31, 2017.

For the three months ended March 31, 2018, we has a net loss attributable to us of $194,550, or $0.02 per share (basic and diluted). The net loss from continuing operations was $0.01 per share and the net loss from discontinued operations was $0.01 per share. For the three months ended March 31, 2017, we had a net loss attributable to us of $284,963, or $0.03 per share (basic and diluted). The net loss from continuing operations was $0.02 per share and the net loss from discontinued operations was $0.01 per share.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations. Cash and equivalents were $31,727 at March 31, 2018, compared to $23,048 at December 31, 2017.

Our cash flows for the three month periods are summarized as follows:

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(113,880)	$(24,245)
Net cash provided by (used in) investing activities	(52,810)	6,813
Net cash used in financing activities	90,230	(39,324)
Effect of exchange rate change on cash and equivalents	85,139	2,658
Net increase (decrease) in cash and equivalents	8,679	(67,724)
Cash and equivalents at beginning of period	23,048	135,847
Cash and equivalents at end of period	$31,727	$68,123

Net cash used in operating activities was $113,880 for the three months ended March 31, 2018 compared to $24,245 for the three months ended March 31, 2017.  Net cash used in operating activities was mainly attributable to several factors, including (i) increase in accounts payable of $23,488 and (iii) increase in advance from customers of $10,631, offset by the decrease in inventories of $248,119 and advance to suppliers of $74,484 and other receivable of $3,247.

	Three Months Ended March 31,
	2018	2017
Net cash provide by (used in) investing activities	$(52,810)	$(6,813)

Net cash used in investing activities in the three months ended March 31, 2018 was $52,810. The investment was mainly attributed to payment of know-how to operate a Michelin star restaurant.

	Three Months Ended March 31,
	2018	2017
Net cash used in financing activities	$90,230	$(39,324)
Net decrease in cash and equivalents	$8,679	$67,724
Cash and equivalents	$31,727	$68,123

Cash and equivalents as of March 31, 2018 and December 31, 2017 were solely bank accounts in US and China. All cash and cash equivalents, other than $7,881 at March 31, 2018 and $40,495 at December 31, 2017, represented cash held by the discontinued operations.

We had $4,971 capital expenditure for the first three months of 2018.

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

Revenue Recognition

Our revenues were generated from sales of imported products from discontinued operation in the first quarter of 2018. All of our revenue transactions contain standard business terms and conditions. We determine the appropriate accounting for these transactions after considering (1) whether a contract exists; (2) when to recognize revenue on the deliverables; and (3) whether all elements of the contract have been fulfilled and delivered. In addition, our revenue recognition policy requires an assessment as to whether collection is reasonably assured, which inherently requires us to evaluate the creditworthiness of our customers. Changes in judgments on these assumptions and estimates could materially impact the timing or amount of revenue recognition.

Inflation

Neither inflation nor changing prices has had a material impact on the Company’s net sales, revenues or continuing operations during the past three fiscal years.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures as of March 31, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal controls identified in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

As reported in our annual report on Form 10-K for the year ended December 31, 2017, management has determined that our internal audit our internal controls contains material weaknesses and identified the following material weaknesses: our inability to record transactions and provide disclosures in accordance with US GAAP. The current staff in our accounting department is inexperienced in US GAAP and needs substantial training to meet the demands of a United States public company. The accounting skills and understanding necessary to fulfill the requirements of US GAAP-based reporting, including the preparation of financial statements and consolidation, are inadequate.

There was no change in our internal control over financial reporting that occurred during the first quarter of 2018 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.   Exhibits.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOSEN GROUP, INC.

Date: May 21, 2018	By:	/s/ Zinan Zhou
Name: Zinan Zhou
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 21, 2018	By:	/s/ Dongming Xing
Name: Dongming Xing
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

