Form 10-Q
period 2018-06-30
Yosen Group, Inc.
filed 2018-08-21
CIK 1076784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

+86-0756-2680558

(Registrant’s telephone number,)

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

Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting comp[any ☒
Emerging growth company ☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule No 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of August 14, 2018, the registrant had 19,785,106 shares of common stock outstanding.

1

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$7,351	$23,048
Accounts receivable, net	—	94,465
Inventories	—	388,609
Advances to suppliers	—	149,530
Prepaid expenses and other current assets	246,000	419,112
Total current assets	253,351	1,074,764
Property and equipment, net	—	156,973
Intangible asset	60,436	23,694
Other non-current assets	—	319,694
Total assets	$313,787	$1,575,125

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term loans	$—	$2,795,441
Accounts payable	—	323,975
Advance from related party	68,219	823,739
Accrued expenses and other payables	200,391	854,288
Advance from customers	—	106,292
Income tax payable	—	832,306
Total liabilities	268,610	5,736,041

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 50,000,000 shares authorized, 19,785,106 and 11,267,918 shares issued and outstanding as of June 30, 2018 and December 31, 2017.	19,785	11,268
Additional paid-in capital	37,354,856	28,443,515
Subscription receivable	—	(50,000)
Statutory reserve	—	11,542,623
Other comprehensive income	307	7,953,635
Accumulated deficit	(37,329,771)	(51,980,658)
Total Yosen Group's stockholders’ equity (deficit)	45,177	(4,079,617)
Noncontrolling interest	—	(81,299)
Total stockholders’ equity (deficit)	45,177	(4,160,916)
Total liabilities and stockholders’ equity (deficit)	$313,787	$1,575,125

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

THREE AND SIX MONTHS ENDED JUNE 30, 2018 and 2017 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross profit	—	—	—	—
Selling, general and administrative expenses	69,253	62,312	136,674	123,892
Loss from continuing operations	(69,253)	(62,312)	(136,674)	(123,892)
Other (income) expense:
Other expense	162	322	380	442
Total other expense	162	322	380	442

Loss from continuing operations before income taxes	(69,415)	(62,634)	(137,054)	(124,334)
Loss from continuing operations	(69,415)	(62,634)	(137,054)	(124,334)
Discontinued operations:
Loss from operations of discontinued component, net of income taxes	(70,043)	(406,562)	(222,077)	(694,652)
Gain from disposition of discontinued operations, net of income taxes	4,077,267	—	4,077,267	—
Net income ( loss) from discontinued operations, net of income taxes	4,007,224	(406,562)	3,855,190	(694,652)
Income (loss) including noncontrolling interest	3,937,809	(469,197)	3,718,136	(818,986)

Loss attributable to noncontrolling interest	(14,801)	(141,151)	(39,923)	(141,151)

Net income (loss) attributable to Yosen Group	3,952,610	(328,045)	3,758,059	(677,835)

Other comprehensive items:
Foreign currency translation income (loss) attributable to Yosen Group	253,862	(50,807)	86,748	(71,696)
Foreign currency translation loss attributable to noncontrolling interest	(9,009)	(3,203)	(3,777)	(4,239)

Comprehensive income (loss) attributable to Yosen Group	$4,206,472	$(443,679)	$3,844,807	$(749,531)
Comprehensive loss attributable to noncontrolling interest	$(23,810)	$(79,528)	$(43,700)	$(145,390)

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.01)	(0.02)	(0.01)	(0.01)
Discontinued operations	0.23	(0.01)	0.27	(0.06)
Net earnings (loss) per share	$0.22	$(0.03)	$0.26	$(0.07

Weighted average shares outstanding:
Basic and diluted	17,601,256	11,263,251	12,270,915	11,263,251

The accompanying notes are an integral part of these consolidated financial statements.

YOSEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2018 and 2017 (UNAUDITED)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interest	$3,718,136	$(818,986)
Adjustments to reconcile net loss including noncontrolling interest to net cash used in operating activities:
Depreciation and amortization - discontinued operations	37,991	30,096
Stock based compensation	79,334	79,333
Net gain on disposal of discontinued operation	(4,076,277)	—
(Increase) /decrease in assets:
Accounts receivable - discontinued operations	36,373	6,612
Other receivable - discontinued operations	(5,180)	—
Inventories - discontinued operations	159,634	799,013
Prepaid expenses and other current assets	(8,000)	72,517
Prepaid expenses and other current assets – discontinued operations	—	82,886
Advance to suppliers - discontinued operations	11,385	113,275
Other noncurrent asset - discontinued operations	66,862	5,056
(Increase) /decrease in current liabilities:
Accounts payable - discontinued operations	(97,968)	(606,850)
Accrued expenses and other payables	57,100	(1,625)
Accrued expenses and other payable - discontinued operations	921,394	(175,650)
Advance from customer - discontinued operations	(35,520)	(81,880)
Income tax payable - discontinued operations	40	138,889
Net cash provided by (used in) operating activities	865,376	(357,314)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment – discontinued operations	(4,967)	(7,224)
Construction in progress – discontinued operations	—	3,788
Payment for intangible asset	(62,822)	—
Net cash used in investing activities	(67,789)	(3,436)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loans – discontinued operations	(29,369)	(336,444)
Proceeds from equity financing	—	18,278
Advance from (to) related party – discontinued operations	(770,779)	598,072
Net cash provided by (used in) financing activities	(800,148)	279,906

Effect of exchange rate changes on cash and equivalents	2,030	(25,333)
Net decrease in cash and equivalents	(530)	(106,177)
Cash and equivalents, beginning of period	7,881	135,847
Cash and equivalents, end of period	$7,351	$29,670

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid - discontinued operations	$79,204	$113,222

The accompanying notes are an integral part of these consolidated financial statements

YOSEN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

Note 1 - ORGANIZATION

Yosen Group, Inc. (the “Company” or “Yosen”) is a Nevada corporation, organized on August 20, 1998.

The Company’s former business was conducted through Capital Future Developments Limited (“Capital”). The sale of Capital included Capital’s subsidiaries and Capital’s equity interest in its affiliates. On May 22, 2018, the Company transferred all of its equity in Capital and its affiliates to the former chief executive officer in exchange for the transfer by him to the Company of 1,738,334 shares of common stock, which was all of the common stock owned by him pursuant to an agreement dated March 29, 2018. The 1,738,334 shares of common stock were canceled on May 22, 2018.

On February 6, 2018, the Company established a wholly-owned subsidiary in British Virgin Island, DB-Link Ltd (“DB-Link”). The Company plans to operate franchising or operations of restaurants through DB-Link. On July 18, 2018, the Company established a wholly-owned subsidiary, DBUB Group Inc., a Nevada corporation.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s consolidated financial position have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. Reclassifications have been made to conform historical financial statements to the current period’s presentation.

The parent company does not have operations. Its main activities were incurring expenses relating to its status as a public company in the United States. The functional currency of the Company is the United States dollar.

Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2018, the Company realized a net loss from continuing operations of $137,054. The Company generated no revenue from continuing operations and requires significant funding for its operations with no assurance as to its ability to obtain the funding on reasonable, if any, terms. The Company has an accumulated deficit of $37,329,771 as of June 30, 2018. There can be no assurance that the Company will become profitable or obtain necessary financing for our business or that it will be able to continue in business. These issues raise substantial doubt regarding the Company’s ability to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of Yosen and its subsidiaries. The consolidated results of operations and consolidated financial condition of Capital is reflected as net income (loss) from discontinued operations, and the assets and liabilities of the discontinued operations at December 31, 2017 are reflected as current and non-current assets and liabilities of the Company. All material intercompany accounts, transactions and profits were eliminated in consolidation.

Noncontrolling Interest

Before May 22, 2018, Capital had invested RMB 6,193,541($898,852) in Zhejiang Lamapai and owned 64.9% interest in Zhejiang Lamapai. The 35.1% owned by the third parties is presented as non-controlling interest. On May 22, 2018, The Company sold its equity in Capital. Capital includes Capital’s its subsidiaries as well as Capital’s equity interest in Zhejiang Lamapai . At June 30, 2018, the Company did not have any non-controlling interest.

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

The net income attributed to the non-controlling interest is separately designated in the accompanying consolidated statements of income and other comprehensive income (loss). Losses attributable to the non-controlling interest in a subsidiary may exceed the non-controlling interest’s interests in the subsidiary’s equity. The excess attributable to the non-controlling interest is attributed to those interests. The non-controlling interest attributed its share of losses even if that attribution resulted in a deficit non-controlling interest balance.

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

The impact of foreign translation from our accounts in RMB to United States dollars on the Company’s operating results was not material in the three and six months ended June 30, 2018 and 2017. During the translation process, the assets and liabilities of all PRC subsidiaries are translated into US dollars at period-end exchange rates. The revenues and expenses are translated into United States dollars at average exchange rates of the periods. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

	Six Months Ended June 30,
	2018	2017
RMB/$ exchange rate at period end	0.1511	0.1475
Average RMB/$ exchange rate for the periods	0.1571	0.1455

	Three Months Ended June 30,
	2018	2017
RMB/$ exchange rate at period end	0.1511	0.1475
Average RMB/$ exchange rate for the periods	0.1568	0.1458

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated Statements of Operations and Comprehensive Loss. As a result of the translation, As a result of the translation, Yosen recorded a foreign currency gain of $86,748 in the six months ended June 30, 2018 and a loss of $71,696 in 2017, and a foreign currency gain of $253,862 and a loss of $50,807 for the three months ended June 30, 2018 and 2017. These gains and losses relate to the discontinued operations.

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

Risks and Uncertainties

The Company is subject to risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer tastes and requirements, limited operating history, foreign currency exchange rates and the volatility of public markets as well as other risks associated with the restaurant and related industries.

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

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360, “Property, Plant and Equipment,” which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2018 (unaudited) and December 31, 2017, there were no significant impairments of its long-lived assets not related to the discontinued operations.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the Company disclose estimated fair values (“fair values”) of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers.” Revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Under Topic 606, revenue is recognized when there is a contract which has commercial substance which is approved by both parties and identifies the rights of the parties and the payment terms. The Company adopted Topic 606 as of January 1, 2018. Because all of the Company’s prior operations are discontinued and was disposed of on May 22, 2018, the adoption of Topic 606 does not affect the Company’s prior operations.

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

Basic and Diluted Earnings (Loss) per Share

Earnings (loss) per share are calculated in accordance with FASB ASC Topic 260, “Earnings per Share,” Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (losses) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. If convertible shares and stock options are anti-dilutive, the impact of conversion is not included in the diluted net income per share. Excluded from the calculation of diluted earnings per share for 2018 and 2017 were warrants to purchase 1,475,583 shares of common stock because the inclusion of such warrants would have been anti-dilutive.

Statement of Cash Flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the functional currency, in our case the RMB. As a result, amounts related to changes in assets and liabilities reported on the statement of cash flows will not necessarily agree with the changes in the corresponding balances on the balance sheet. Following the disposal of the discontinued operations, cash from operations, investing and financing activities for the six months ended June 30, 2018 is net of the effect of such disposal.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable, advances to suppliers and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. Since the Company has not generated any revenues or commenced operations in its continuing business, the Company cannot evaluate the risk of a concentration of credit risk.

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Following the Company’s disposal of its existing business, the Company has one operating segment which has not commenced active operations.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on the Company’s financial statements.

Note 3 - STOCK WARRANTS, OPTIONS, AND COMPENSATION

Stock options - Options issued have a 10-year life and were vested upon issuance. The option holder has no voting or dividend rights. The grant price was the market price at the date of grant. The Company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the date of grant stock option pricing and are classified as equity.

Outstanding options and warrants by exercise price consisted of the following as of June 30, 2018:

Outstanding					Exercisable
Exercise Price	Number of Shares		Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Warrants:
$0.75	1,218,076	(1)	0.25	$0.75	1,218,076	$0.75
$0.75	66,975	(2)	0.40	$0.75	66,975	$0.75
$0.75	190,532	(3)	0.60	$0.75	190,532	$0.75

(1) On September 1, 2015, the Company issued warrants to purchase 1,218,076 shares of common stock at $0.75 per share. The stock warrants expire on August 31, 2018. The Company determined that the fair value of these warrants was $1,183,970 based on the following assumptions:

Term	3 years
Expected volatility	196%
Risk – free interest rate	1.1%
Dividend yield	0%
Weighted-average grant date fair value	$0.972

(2) On November 16, 2015, the Company issued stock warrants to purchase 66,975 shares of common stock at $0.75 per share. The warrants expire on November 15, 2018. The Company determined that the fair value of these warrants was $81,375 based on the following assumptions:

Term	3 years
Expected volatility	203%
Risk – free interest rate	1.2%
Dividend yield	0%
Weighted-average grant date fair value	$1.215

(3) On March 18, 2016, the Company issued warrants to purchase 190,532 shares of common stock at $0.75 per shares as part of a private placement of 190,532 units with each unit consisting of one share of common stock and a three-year warrant to purchase one share of common stock. The Company determined that the fair value of these warrants was $206,917 based on the following assumptions:

Term	3 years
Expected volatility	178%
Risk – free interest rate	1.0%
Dividend yield	0%
Weighted-average grant date fair value	$1.086

Note 4 - INCOME TAXES

The parent company is subject to the United States federal income tax at 21% in 2018 and 34% in 2017. The parent company does not conduct any operations and only incurs expenses, such as legal fees, accounting fees, investor relations expenses and filing fees, relating to the Company’s status as a reporting company under the United States securities laws. DB-Link Ltd  is not subject to United States or PRC income tax and is not subject to income tax in the British Virgin Islands.

In the six months ended June 30, 2018, the United States operating subsidiaries incurred a net operating loss of $128,964. As a result, $27,082 of deferred tax assets and valuation allowance was recorded.  In the six months ended June 30, 2017, the US operating subsidiaries incurred a net operating loss of $124,334. As a result, $42,274 of deferred tax assets and valuation allowance was recorded.

In the three months ended June 30, 2018, the United States operating subsidiaries incurred a net operating loss of $69,422. As a result, $14,579 of deferred tax assets and valuation allowance was recorded.  In the three months ended June 30, 2017, the US operating subsidiaries incurred a net operating loss of $189,478. As a result, $47,370 of deferred tax assets and valuation allowance was recorded.

All PRC subsidiaries, were sold on May 22, 2018. These entities are subject to the PRC income tax at a rate of 25% before May 22, 2018.

The components of deferred tax assets and liabilities as of June 30, 2018 and December 31, 2017 were as follows:

	2018	2017
Deferred tax assets:
U.S. net operating losses	$27,082	$20,978
Discontinued operation	55,519	97,950
Total deferred tax assets	82,602	72,022
Less valuation allowance	(82,602)	(72,022)
	$—	$—

Reconciliation of the differences between the statutory United States Federal income tax rate and the effective rate for the six months ended June 30, 2018 and 2017 is as follows:

	2018	2017
Tax (Credit) at statutory rate	(21.0)%	(34.0)%
Tax rate difference	(2.0)%	7.6%
Valuation allowance	23.0%	26.4%
Effective rate	—%	—%

Reconciliation of the differences between the statutory United States Federal income tax rate and the effective rate for the three months ended June 30, 2018 (unaudited) and 2017 (unaudited) is as follows:

	2018	2017
Tax (Credit) at statutory rate	(21.0)%	(34.0)%
Tax rate difference	(2.0)%	7.8%
Valuation allowance	23.0%	26.2%
Effective rate	—%	—%

Note 5– DISCONTINUED OPERATIONS

The Company’s former business was the distribution of imported products, including digital products, baby products, health nutrition and frozen food through its online store, applications on mobile devices and also in physical stores. The Company had sustained continuing losses in this business and did not believe it will be able to operate that business profitably. As a result, the Company transferred the equity in Capital to its former chief executive officer. The Company’s former business is treated as a discontinued operation.

The following table summarizes the assets and liabilities of the discontinued operations as of June 30, 2018 and December 31, 2017(audited) included in the consolidated balance sheets:

	2018	2017
Cash	$12,230	$15,167
Accounts receivable	57,867	94,465
Inventories	228,425	388,609
Advance to suppliers	136,032	149,530
Prepaid expenses and other receivables	104,683	101,778
Intangible asset	17,820	23,694
Other non-current assets	249,931	319,694
Property, plant and equipment	128,387	156,973
Total assets	2,556,253	1,249,910

Short-term loans	(2,241,030)	(2,795,441)
Accounts payable	(224,215)	(323,975)
Advance from customers	—	(106,292)
Accrued expenses and other payable	(1,416,315)	(710,997)
Income tax payable	818,182)	(832,306)
Advance from related party	—	(823,739)
Total liabilities	(4,699,742)	(5,592,750)
Net liabilities	$(2,143,489)	$(4,342,840)

As a result of the sale of the equity interest in Capital to former chief executive officer, the Company recognized a gain of $4,077,267 from the disposition of the equity of Capital and its affiliates stock in the three and six months ended June 30, 2018. This amount consists of a $2,456,389 gain from sale of the Company’s equity in Capital and its affiliates and $1,620,878 reflecting the principal of loans by Capital on the date of the transfer, which, as a result of the transfer of the equity in Capital, are no longer obligations of the Company. The obligations were liabilities of Capital with no recourse to the Company.

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2018 and 2017:

	2018	2017
Sales, net	$272,204	$1,982,422
Cost of sales	(246,888)	(1,859,823)
Gross profit	25,316	122,599
General and administrative expenses	(188,110)	(519,069)
Loss from discontinued operations	(162,794)	(396,470)
Other income (expenses)	(59,283)	(298,182)
Gain on disposal of discontinued operations	4,077,267	—
Income (loss) before income taxes	3,855,190	(694,652)
Provision for income taxes	—	—
Net income (loss) from discontinued operations, net of income tax	$3,855,190	$(694,652)

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended June 30, 2018 and 2017:

	2018	2017
Sales, net	$65,427	$645,510
Cost of sales	(75,303)	(618,112)
Gross profit	(9,876)	30,398
General and administrative expenses	(48,081)	(243,830)
Loss from discontinued operations	(57,957)	(213,432)
Other income (expenses)	(12,086)	(193,131)
Gain on disposition of discontinued operations	4,077,267	—
Income (loss) before income taxes	4,007,224	(406,563)
Provision for income taxes	—	—
Net income (loss) from discontinued operations, net of income tax	$4,007,224	$(406,563)

Note 6- PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of June 30, 2018 (unaudited) and December 31, 2017 were $246,000 and $419,112 respectively. Prepaid expense consists primarily the deferred stock compensation as a result of restricted stock issued on December 23, 2016. The deferred stock compensation is expensed over three years .

Note 7 - OTHER COMPREHENSIVE INCOME

Other comprehensive income, included in stockholders’ deficit at June 30, 2018 and 2017, is foreign currency translation adjustment. Following the disposal of Capital, Other comprehensive Income was reclassified in the equity section and included in gain on disposal in accordance with ASC 830-30-40-1.

Note 8 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

Note 9 - SEGMENT INFORMATION

Following the Company’s decision to discontinue its existing business, the Company only has one operating segment - restaurant franchise business through DB-Link. DB-Link is currently in the process of setting up wholly foreign-owned entity in China to commence its restaurant franchise business.

NOTE 10 - RELATED PARTY TRANSACTION

On May 22, 2018, pursuant to an agreement dated March 29, 2018, the Company sold to its former chief executive officer, who is also a former director and chairman of the board, all of the stock in Capital [and its affiliates?] in exchange for the transfer by the former chief executive officer to the Company of 1,738,334 shares of the Company’s common stock, which is all of the Company’s common stock owned by him. As of May 22, 2018, the 1,738,334 shares were cancelled. As a result of the sale of this subsidiary to the former chief executive officer, the Company effectively sold all of its PRC subsidiaries in exchange for the surrender of 1,738,334 shares of common stock valued at $312,900 at $0.18 per share, which was the market price of Company’s common stock share on May 22, 2018. The Company recorded a gain of $4,077,267. See Note 5.

NOTE 11 - STOCKHOLDERS’ EQUITY

On March 29, 2018, the Company entered into a debt conversion agreement with Qishizhihe Investment Co. Ltd., a British Virgin Island company (“Qishizhihe”), pursuant to which Qishizhihe agreed to convert loans of RMB4,500,000 ($717,886) into 10,255,522 shares of common stock at $0.07 per share. Qishizhihe had made the loans pursuant to loan and security agreements dated December 22, 2016 and June 1, 2016.  The shares were issued and the debt was converted on May 3, 2018.

Following the disposal of the BVI and PRC subsidiaries, statutory reserve of $ 11,542,623 which was appropriated from retained earnings in prior years was transferred to accumulated deficit.

On May 22, 2018, the Company cancelled 1,738,334 shares of common stock acquired from the former chief executive officer in connection with the transfer by the Company of the equity in Capital. See Notes 5 and 10.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

From 2007 until the May 22, 2018, we were engaged in the resale and distribution of third party products such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPods, electronic dictionaries, CD players and audio systems. As a result of declining sales and continuing losses, we discontinued this business. We had previously imported into China digital products, baby products, health nutrition and frozen food products, but this business was discontinued prior to December 31, 2017.

On February 15, 2018, our then current directors and officers resigned and we brought in new management and changed our business plan. We intend to open, manage and operate upscale restaurants and license our restaurants to restaurant operators. We may also enter into agreements with licensees pursuant to which our wholly-owned subsidiary, DB-Link Ltd, and the licensee would invest in the restaurant. Our business plan contemplates that DB-Link will have a majority interest in the joint venture entity that operates the restaurants, DB-Link will manage the restaurants for which it will receive a management fee, DB-Link will establish a restaurant business related training school to train chefs and wait staff, and DB-Link will operate its own online restaurant supplies store to service the restaurants we own or license. However, through June 30, 2018, we have not generated any revenue from this business and we cannot assure you that we will be able to open and operate restaurants or enter into license agreements with qualified licensees or the terms of any license or management agreement or that we can or will operate profitably. We require significant funding for our operations can we cannot assure you whether we will be able to obtain the necessary funding.

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

On May 22, 2018, we transferred to Zhenggang Wang, our former chief executive officer who was also a director and chairman of the board until his resignation on February 1, 2018, all of the stock in our wholly-owned subsidiary, Capital Future Development Limited (“Capital”), a British Virgin Islands company, in exchange for the transfer by Mr. Wang to us of 1,738,334 shares of our common stock, which represents all of the common stock owned by him. All of our consolidated liabilities are liabilities as of December 31, 2017 were liabilities of Capital. All of our former business was conducted through Capital and its subsidiaries.

Our ongoing restaurant and related business will be conduted through DB-Link, and our business will be conducted through DB-Link and its subsidiaries. We anticipate we will have separate subsidiaries for the restaurants we own or operate although we may have one subsidiary owning more than one restaurant in a city. To the extent that these restaurants are operated in the manner contemplated by our agreement with Mr. Leung, BD-Link will own a 66% interest in the subsidiary and Mr. Leung will own a 34% interest.

Results of Operations

Three and six months ended June 30, 2018 and 2017

For the three and six months ended June 30, 2018 and 2017, we had no sales and we incurred general and administrative expenses of $69,260 and $136,673 for the three and six months ended June 30, 2018 and $62,312 and $123,892 for the three and six months ended June 30, 2017. These expenses related primary to expenses incurred as a public reporting company and, to a lesser extent, in the six months ended June 30, 2018, to expenses relating to preliminary efforts to begin to develop our proposed restaurant business. Our net loss from continuing operations was $69,260 and $136,673 for the three and six months ended June 30, 2018 and $62,312 and $124,334 for the three and six months ended June 30, 2017.

For the three and six months ended June 30, 2018, we had loss from discontinued operations of $70,043 and $222,077. For the three and six months ended June 30, 2017, we had loss from discontinued operations of $406,563 and $694,653.

We had a gain from discontinued operations of $4,077,267 from the disposition of our equity in Capital in the three and six months ended June 30, 2018. This amount consists of a $2,456,389 gain from our sale of our equity in Capital and $1,620,878 reflecting the principal of loans at the date of disposition by Capital which, as a result of the transfer of the equity in Capital, are no longer our obligations. The obligations were liabilities of Capital with no recourse to us.

For the three and six months ended June 30, 2018, we have a net income attributable to us of $3,952,609 and $3,758,059, or $0.22 and $0.26 per share (basic and diluted). We has a net loss from continuing operations of $(0.01) and $(0.01) per share (basic and diluted) and the net income from discontinued operations, including the gain from the disposition of the discontinued operations, of $0.23 and $0.27 per share (basic and diluted) for the three and six months ended June 30, 2018.

For the three and six months ended June 30, 2017, we had a net loss attributable to us of $141,151 and $677,836, or $(0.03) and $(0.07) per share (basic and diluted). The net loss from continuing operations was $(0.02) and $(0.01) per share and the net loss from discontinued operations was $(0.01) and $(0.06) per share for the three and six months ended June 30, 2017.

Liquidity and Capital Resources

Our cash flows for the six month periods are summarized as follows:

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in) operating activities	$865,376	$(357,314)
Net cash used in investing activities	(67,789)	(3,436)
Net cash provided by (used in) financing activities	(800,148)	279,906
Effect of exchange rate change on cash and equivalents	2,030	(25,333)
Net decrease in cash and equivalents	(530)	(106,177)
Cash and equivalents at beginning of period	7,881	135,847
Cash and equivalents at end of period	$7,351	$29,670

Cash activities in the six months ended June 30, 2018 and 2017 included changes in discontinued operations. Net cash provided by operating activities was $865,376 for the six months ended June 30, 2018 compared to net cash used in operating activities of $357,314 for the six months ended June 30, 2017.  Net cash provided by operating activities was mainly attributable to a decrease in accrued expenses and other payable of $921,394 and decrease in inventories of $159,634 from discontinued operations, offset by increase in accounts payable of $97,968 in discontinued operations. Net cash used in operating activities for the continuing operations was only $530.

Net cash used in investing activities was attributable to the first installment payment to Alvin Leung, pursuant to our cooperation agreement. Pursuant to our agreement with Mr. Leung, we are to make payments totaling RMB 800,000 (approximately $127,000) and grant him a 34% interest in DB-Link Ltd for Leung’s contribution of brand names “Bo” and “Daimon”/an equivalent new brand and his expertise, reputation, skills in the catering business.

Net cash used in financing activities includes repayment of short-term loans of $29,369 and advance from former chief executive officer of $841,690 to the discontinued operations. Net cash used in financing activities also included advance from chief executive officer to provide us with the funds to make the initial payment to Mr. Leung.

Cash and equivalents as of June 30, 2018 were solely bank accounts in United States.

Cash and equivalents as of December 31, 2017 were solely bank accounts in the United States and China. All cash and cash equivalents, other than $7,881 at December 31, 2017, was cash held by the discontinued operations.

Working Capital Requirements

With the change in our business, our working capital requirements relate to our proposed restaurant business. Before we can open any restaurant, we will require sufficient capital to cover our cash outlays before we generate revenue. These expenditures relate to finding an acceptable location, negotiating a lease and making the initial payments under the lease, making the leasehold improvements, including the purchase or lease of restaurant equipment, obtaining necessary permits, developing relationships with food suppliers and the media, and recruiting and training staff and payroll during the preopening period. Until we have demonstrated that we are able to operate an upscale restaurant profitable, we may have difficulty in obtaining the financing. It may be necessary for us to provide the financing source with an equity position in a restaurant, which would reduce our percentage interest in the restaurant. To the extent that we have to raise funds through the sale of our equity securities, it would be necessary for us to issue equity at a discount from the market price, which could result in significant dilution to our stockholders. We do not have any agreement or understanding with any financing source and we cannot assure you that we will be able to obtain the funding required for any restaurant. To the extent that we are not able to obtain the necessary financing, we may not be able to open restaurants, which would severely impair our ability to operate profitably or continue in operations. We currently have no commitments from any financing sources. There is no assurance we will be able to raise any funds on terms favorable to us, or at all. In the event we issue shares of equity or convertible securities, the shares held by our existing stockholders would be diluted. Future expansion will be limited by the availability of financing products and raising capital.

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

Going Concern

Our consolidated financial statements were prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2018, we realized a net loss from continuing operations of $137,054. We generated no revenue from continuing operations, and we require significant funding for our operations with no assurance as to our ability to obtain the funding on reasonable, if any, terms. We have an accumulated deficit of $37,329,771 as of June 30, 2018. There can be no assurance that we will become profitable or obtain necessary financing for our business or that we will be able to continue in business. These issues raise substantial doubt regarding our ability to continue as a going concern.

Revenue Recognition

We recognize revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers.” Revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Under Topic 606, revenue is recognized when there is a contract which has commercial substance which is approved by both parties and identifies the rights of the parties and the payment terms. We adopted Topic 606 as of January 1, 2018. Because all of our prior operations are discontinued operations, the adoption of Topic 606 does not affect our prior operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures as of June 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal controls identified in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 3, 2018, pursuant to a previously reported agreement dated March 29, 2018, with Qishizhihe Investment Co. Ltd., a British Virgin Island company (“Qishizhihe”), the Company issued 10,255,522 shares of common stock upon conversion by Qishizhihe of loans in the principal amount of RMB4,500,000 ($717,886) into shares of common stock. The shares were issued pursuant to Regulation S under the Securities Act.

On May 22, 2018, pursuant to an agreement dated March 29, 2018, the Company sold to its former chief executive officer, who is also a former director and chairman of the board, all of the stock in Capital [and its affiliates?] in exchange for the transfer by the former chief executive officer to the Company of 1,738,334 shares of common stock, which is all of the Company’s common stock owned by him. As of May 22, 2018, the 1,738,334 shares were cancelled. As a result of the sale of this subsidiary to the former chief executive officer, the Company effectively sold all of its PRC subsidiaries in exchange for the surrender of 1,738,334 shares of common stock valued at $312,900, at $0.18 per share, which was the market price of Company’s common stock share on May 22, 2018.

Item 6.  Exhibits.

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer
32.1	Section 1350 certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentaiton Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOSEN GROUP, INC.

Date: August 20, 2018	By:	/s/ Zinan Zhou
Name: Zinan Zhou
Title: Chief Executive Officer
(Principal Executive Officer)
Date: August 20, 2018	By:	/s/ Dongming Xing
Name: Dongming Xing
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

