Form 10-Q
period 2018-09-30
Yosen Group, Inc.
filed 2018-11-21
CIK 1076784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission File Number:  000-28767

DBUB GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0403070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 108 ShangCheng Road, Suite 1-1003

Pudong New District, Shanghai, China 200120

(Address of Principal Executive Offices)

+086-156-18521412

(Registrant’s telephone number, including area code)

:

288 Hongshan Road Xiangzhou District

Zhuhai City, Guangdong Province, China 519075

(Former Address)

086-0756-2680558

Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒  No ☐

 Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐  No ☒

As of November 14, 2018, the registrant had 20,785,106 shares of common stock outstanding.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2017, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the Securities and Exchange Commission (“SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

DBUB GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
ASSETS	(Unaudited)
Current assets:
Cash and equivalents	$1,318,147	$7,881
Other receivable, net	2,744,197	—
Advances to suppliers	77,212	—
Refundable deposit	598,350	—
Prepaid expenses and other current assets	198,333	317,333
Total current assets	4,936,239	325,215
Property and equipment, net	104,184	—
Intangible asset	20,385	—
Asset of discontinued operations	—	1,249,910
Total assets	$5,060,808	$1,575,125

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Loan from related parties	$4,644,972	$—
Accrued expenses and other payables	394,743	143,291
Income tax payable	38	—
Liabilities of discontinued operations	—	5,592,750
Total liabilities	5,039,753	5,736,041

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 50,000,000 shares authorized, 20,935,106 and 11,267,918 shares issued and outstanding as of September 30, 2018 and December 31, 2017.	20,935	11,268
Additional paid-in capital	37,660,023	28,443,515
Subscription receivable	—	(50,000)
Statutory reserve	—	11,542,623
Other comprehensive income	13,229	7,953,635
Accumulated deficit	(37,673,132)	(51,980,658)
Total DBUB Group stockholders’ equity (deficit)	21,055	(4,079,617)
Noncontrolling interest	—	(81,299)
Total stockholders’ equity (deficit)	21,055	(4,160,916)
Total liabilities and stockholders’ equity	$5,060,808	$1,575,125

The accompanying notes are an integral part of these consolidated financial statements.

DBUB GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 and 2017 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross profit	—	—	—	—
General and administrative expenses	201,689	62,339	338,180	186,231
Loss from continuing operations	(201,689)	(62,339)	(338,180)	(186,231)
Other (income) expense
Interest income	(617)	—	(617)	—
Other income	(1,419)	—	(1,419)	—
Other expense	226	310	606	752
Total other expense	(1,810)	310	(1,430)	752

Loss from continuing operations before income taxes	(199,879)	(62,649)	(336,750)	(186,983)
Net loss from continuing operations	(199,879)	(62,649)	(336,750)	(186,983)
Net gain (loss) from discontinued operations, net of income taxes	—	(124,989)	3,855,189	(819,642)
Loss including noncontrolling interest	(199,879)	(187,638)	3,518,439	(1,006,625)

Loss attributable to noncontrolling interest	—	(72,511)	(39,923)	(213,662)

Net loss attributable to DBUB Group	(199,879)	(115,127)	3,558,362	(792,963)

Other comprehensive items:
Foreign currency translation loss attributable to DBUB Group	12,922	(71,063)	13,229	(142,759)
Foreign currency translation loss attributable to noncontrolling interest	—	(3,672)	—	(567)

Comprehensive loss attributable to DBUB Group	$(186,957)	(186,190)	$3,571,591	(935,722)
Comprehensive loss attributable to noncontrolling interest	$—	(68,839)	$(39,923)	(214,229)

Basic and diluted earnings (loss) per share:
Continuing operations	(0.01)	(0.02)	(0.02)	(0.02)
Discontinued operations	—	(0.01)	0.24	(0.07)
Net earnings (loss) per share	$(0.01)	(0.03)	$0.22	(0.09)

Weighted average shares outstanding:
Basic and diluted	20,036,736	11,263,251	16,213,976	11,263,251

The accompanying notes are an integral part of these consolidated financial statements.

DBUB GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2018 and 2017 (UNAUDITED)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,518,439	$(1,006,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	119,000	119,000
Depreciation and amortization - discontinued operations	37,991	71,170
Net gain from disposal of discontinued operations	(4,076,277)	—
Gain from relief of accounts payable - discontinued operations	—	(126,006)
(Increase) /decrease in assets:
Other receivable	(2,893,359)	—
Prepaid expenses and other current assets	(808,430)	6,684
Advance to suppliers	(81,408)	—
Change in assets of discontinued operations	269,147	1,158,189
Accrued expenses and other payable	258,628	19,664
Income tax payable	40	—
Change in liabilities of discontinued operations	787,946	(671,241)
Net cash used in operating activities	(2,868,284)	(429,164)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(106,230)	—
Payment for intangible asset	(82,901)	—
Purchase of property and equipment – discontinued operations	(4,967)	(7,296)
Net cash used in investing activities	(194,098)	(7,296)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock and warrants subscription	299,000	—
Loans from related parties	4,900,127	—
Repayment of short-term loans - discontinued operations	(29,369)	(339,808)
Proceeds from sale of equity by discontinued operations	—
Advance from (to) related party - discontinued operations	(841,690)	665,617
Net cash provided by (used in) financing activities	4,328,067	344,087

Effect of exchange rate changes on cash and equivalents	29,413	(18,610)

Net decrease in cash and equivalents	1,315,944	(110,983)
Cash and equivalents, beginning of period	23,048	135,847
Cash and equivalents, end of period	$1,318,147	$24,864

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid - discontinued operations	$79,204	$181,774

The accompanying notes are an integral part of these consolidated financial statements

DBUB GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

Note 1 - ORGANIZATION

DBUB Group, Inc. (the “Company” or “DBUB”) is a Nevada corporation, organized August 20, 1998 under the name Editworks Ltd. The Company’s name was changed several times since its incorporation. On December 21, 2012, the Company’s name was changed to Yosen Group, Inc. On September 5, 2018, the Company changed its corporate name to DBUB Group Inc. through the merger of the Company with its wholly-owned subsidiary, DBUB Group Inc., a Nevada corporation.

The Company’s former business was conducted through Capital Future Developments Limited (“Capital”). On May 22, 2018, the Company transferred all of its equity in Capital and its affiliates to the former chief executive officer for the transfer by him to the Company of 1,738,334 shares of common stock, which was the common stock owned by him pursuant to an agreement dated March 29, 2018. The 1,738,334 shares of common stock were canceled on May 22, 2018. The transfer of the equity in Capital included Capital’s subsidiaries and Capital’s equity interest in its affiliates. The Company’s former business is treated as a discontinued operation.

On February 6, 2018, the Company established a wholly-owned subsidiary in British Virgin Island, DB-Link Ltd (“DB-Link”). The Company plans to operate franchising or operations of restaurants through DB-Link. On June 12, 2018, the Company established a wholly-owned subsidiary DBUB PTE. LTD (“DBUB Pte”) in Singapore. On August 30, 2018, the Company established Huantai (Shanghai) Catering Management Co, Ltd. (“Huantai”), a wholly foreign owned subsidary in China to execute its plan to execute its restaurant franchise business.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements (consolidated financial statements) were prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s consolidated financial position have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. Reclassifications have been made to conform historical financial statements with the current period’s presentation.

The parent company does not have operations. Its main activities were incurring expenses relating to its status as a public company in the United States.

Going Concern

The accompanying consolidated financial statements  were prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2018, the Company realized a net loss from continuing operations of $336,750. The Company generated no revenue from continuing operations and requires significant funding for its operations with no assurance as to its ability to obtain the funding on reasonable, if any, terms. The Company has an accumulated deficit of $37,673,132 as of September 30, 2018. There can be no assurance that the Company will become profitable or obtain necessary financing for its business or that it will be able to continue in business. During the three months ended September 30, 2018, related parties, including the Company’s chief executive officer, made short-term loans to the in the amount of $4,900,127, most of which was repaid in the fourth quarter of 2018. These issues raise substantial doubt regarding the Company’s ability to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. The consolidated results of operations and consolidated financial condition of Capital is reflected as net gain from discontinued operations, and the assets and liabilities of the discontinued operations at December 31, 2017 are reflected as current and non-current assets and liabilities of the Company’s discontinued operations. All material intercompany accounts, transactions and profits were eliminated in consolidation.

Noncontrolling Interest

Before May 22, 2018, Capital had invested RMB 6,193,541($898,852) in Zhejiang Lamapai and owned 64.9% interest in Zhejiang Lamapai. The 35.1% owned by the third parties is presented as non-controlling interest. The transfer of the equity in Capital. Capital includes Capital’s equity interest in Zhejiang Lamapai. At September 30, 2018, the Company did not have any non-controlling interest.

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

Currency Translation

The reporting currency of the Company is the United States dollar. The accounts of Huantai were maintained, and its financial statements were expressed RMB and the accounts of DBUB Pte Singapore dollars (SGD), which are the respective functional currency of the subsidiaries. Our financial statements were translated into United States dollars in accordance with FASB ASC Topic 830-10, ”Foreign Currency Translation,” with the RMB and SGD as the functional currency. According to FASB ASC Topic 830-10, assets and liabilities were translated at the ending exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the year. The resulting translation adjustments are reported as other comprehensive income in accordance with FASB ASC Topic 220, ”Reporting Comprehensive Income,” as a component of shareholders’ equity. Transaction gains and losses are reflected in the consolidated statements of operations and comprehensive loss.

The impact of foreign translation from our accounts in RMB and SGD to United States dollars on the Company’s operating results was not material in the three and nine months ended September 30, 2018 and 2017. During the translation process, the assets and liabilities of all subsidiaries are translated into US dollars at period-end exchange rates. The revenues and expenses are translated into United States dollars at average exchange rates of the periods. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

	Nine Months Ended September 30,
	2018	2017
RMB/$ exchange rate at period end	0.1456	0.1503
Average RMB/$ exchange rate for the periods	0.1535	0.1469

	Three Months Ended September 30,
	2018	2017
RMB/$ exchange rate at period end	0.1456	0.1503
Average RMB/$ exchange rate for the periods	0.1470	0.1499

	Nine Months Ended September 30,
	2018	2017
SGD/$ exchange rate at period end	0.7316	—
Average SGD/$ exchange rate for the periods	0.7460	—

	Three Months Ended September 30,
	2018	2017
SGD/$ exchange rate at period end	0.7316	—
Average SGD/$ exchange rate for the periods	0.7312	—

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated Statements of Operations and Comprehensive Loss. As a result of the translation, the Company recorded a foreign currency gain of $13,229 in the nine months ended September 30, 2018 and a loss of $143,326 in the 2017 period, and a foreign currency gain of $12,922 and a loss of $71,063 for the three months ended September 30, 2018 and 2017.

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

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360, “Property, Plant and Equipment,” which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2018 (unaudited) and December 31, 2017, there were no significant impairments of its long-lived assets not related to the discontinued operations.

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

General and Administrative Expenses

General and administrative expenses are comprised principally of payroll and benefits costs for corporate employees, occupancy costs of corporate facilities, lease expenses, management fees, traveling expenses and other operating and administrative expenses, including freight charges, purchase and delivery costs, internal transfer freight charges and other distribution costs.

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

Basic and Diluted Earnings (Loss) per Share

Earnings (loss) per share are calculated in accordance with FASB ASC Topic 260, “Earnings per Share,” Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (losses) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. If convertible shares and stock options are anti-dilutive, the impact of conversion is not included in the diluted net income per share. Excluded from the calculation of diluted earnings per share for 2018 and 2017 were warrants to purchase 257,507 shares of common stock because the inclusion of such warrants would have been anti-dilutive.

Statement of Cash Flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the functional currency, in our case the RMB and SGD. As a result, amounts related to changes in assets and liabilities reported on the statement of cash flows will not necessarily agree with the changes in the corresponding balances on the balance sheet. Following the disposal of the discontinued operations, cash from operations, investing and financing activities for the nine months ended September 30, 2018 is net of the effect of such disposal.

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

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Following the Company’s disposal of its existing business, the Company has one operating segment, the restaurant business, which has not generated any revenues through September 30, 2018.

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. ASU 2018-07 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company does not currently expect the adoption to have any significant impact on the Company’s financial statements.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on the Company’s financial statements.

Note 3 - STOCK WARRANTS, OPTIONS, AND COMPENSATION

Stock options - Options issued have a 10-year life and were vested upon issuance. The option holder has no voting or dividend rights. The grant price was the market price at the date of grant. The Company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the date of grant stock option pricing and are classified as equity. The outstanding stock warrants were issued in 2015 and 2016. No options or warrants were issued during 2017 and 2018.

Outstanding options and warrants by exercise price consisted of the following as of September 30, 2018:

Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Warrants:
$0.75	66,975	0.40	$0.75	66,975	$0.75
$0.75	190,532	0.60	$0.75	190,532	$0.75

(1) On November 16, 2015, the Company issued stock warrants to purchase 66,975 shares of common stock at $0.75 per share. The warrants expired on November 15, 2018. The Company determined the fair value of these warrants was $81,375 based on the following assumptions:

Term	3 years
Expected volatility	203%
Risk – free interest rate	1.2%
Dividend yield	0%
Weighted-average grant date fair value	$1.215

(2) On March 18, 2016, the Company issued warrants to purchase 190,532 shares of common stock at $0.75 per share as part of a private placement of 190,532 units with each unit consisting of one share of common stock and a three-year warrant to purchase one share of common stock. The Company determined that the fair value of these warrants was $206,917 based on the following assumptions:

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

In the nine months ended September 30, 2018, the United States operating subsidiaries incurred a net operating loss of $195,384. As a result, $41,031 of deferred tax assets and valuation allowance was recorded.  In the nine months ended September 30, 2017, the US operating subsidiaries incurred a net operating loss of $70,273. As a result, $23,893 of deferred tax assets and valuation allowance was recorded.

In the three months ended September 30, 2018, the United States operating subsidiaries incurred a net operating loss of $66,420. As a result, $13,948 of deferred tax assets and valuation allowance was recorded.  In the three months ended September 30, 2017, the US operating subsidiaries incurred a net operating loss of $45,576. As a result, $15,496 of deferred tax assets and valuation allowance was recorded.

All PRC subsidiaries were sold on May 22, 2018. These entities are subject to the PRC income tax at a rate of 25% before May 22, 2018.

The components of deferred tax assets and liabilities as of September 30, 2018 and December 31, 2017 were as follows:

	2018	2017
Deferred tax assets:
U.S. net operating losses	$13,948	$20,978
Foreign entities operating losses	33,365	97,950
Total deferred tax assets	47,313	72,022
Less valuation allowance	(47,313)	(72,022)
	$—	$—

Reconciliation of the differences between the statutory United States Federal income tax rate and the effective rate for the nine months ended September 30, 2018 (unaudited) and 2017 (unaudited) is as follows:

	2018	2017
Tax (Credit) at statutory rate	(21.0)%	(34.0)%
Tax rate difference	(1.1)%	8.4%
Valuation allowance	22.1%	25.6%
Effective rate	—%	—%

Reconciliation of the differences between the statutory United States Federal income tax rate and the effective rate for the three months ended September 30, 2018 (unaudited) and 2017 (unaudited) is as follows:

	2018	2017
Tax (Credit) at statutory rate	(21.0)%	(34.0)%
Tax rate difference	1.5%	8.3%
Valuation allowance	19.5%	25.7%
Effective rate	—%	—%

Note 5– DISCONTINUED OPERATIONS

The Company’s former business was the distribution of imported products, including digital products, baby products, health nutrition and frozen food through its online store, applications on mobile devices and also in physical stores. The Company had sustained continuing losses in this business and did not believe it will be able to operate that business profitably. As a result, the Company transferred the equity in Capital to its former chief executive officer in May 2018. The Company’s former business is treated as a discontinued operation.

As of September 30, 2018, the Company had no assets and liabilities associated with the discontinued operations. The following table summarizes the assets and liabilities of the discontinued operations as of December 31, 2017 included in the Consolidated Balance Sheets:

December 31, 2017
Cash	$15,167
Accounts receivable	94,465
Inventories	388,609
Advance to suppliers	149,530
Prepaid expenses and other receivables	101,778
Intangible asset	23,694
Other non-current asset	319,694
Property, plant and equipment	156,973
Total assets	1,249,910

Short-term loans	(2,795,441)
Notes payable	—
Accounts payable	(323,975)
Advance from customers	(106,292)
Accrued expenses and other payable	(710,997)
Income tax payable	(832,306)
Advance from related party	(823,739)
Total liabilities	(5,592,750)
Net liabilities	$(4,342,840)

As a result of the sale of the equity interest in Capital to former chief executive officer, the Company recognized a gain of $4,077,267 from the disposition of the equity of Capital and its affiliates stock in the nine months ended September 30, 2018. This amount consists of a $2,456,389 gain from sale of the Company’s equity in Capital and its affiliates and $1,620,878 reflecting the principal of loans by Capital on the date of the transfer, which, as a result of the transfer of the equity in Capital, are no longer obligations of the Company. The obligations were liabilities of Capital with no recourse to the Company.

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2018 and 2017:

	2018	2017
Sales, net	$272,204	$2,386,858
Cost of sales	(246,888)	(2,273,246)
Gross profit	25,316	113,612
General and administrative expenses	(188,110)	(686,305)
Loss from discontinued operations	(162,794)	(572,693)
Other income (expenses)	(59,283)	(244,826)
Gain on disposal of discontinued operations	4,077,266	—
Income (loss) before income taxes	3,855,189	(817,519)
Provision for income taxes	—	(2,123)
Net income (loss) from discontinued operations, net of income tax	$3,855,189	$(819,642)

Discontinued operations was disposed of on May 22, 2018. As a result, there was no operating results from discontinued operations for the three months ended September 30, 2018. The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations and Comprehensive Loss for the three months ended September 30, 2017:

Three Months Ended September 30, 2017
Sales, net	$404,436
Cost of sales	(413,423)
Gross profit	(8,987)
General and administrative expenses	(167,236)
Loss from discontinued operations	(176,223)
Other income (expenses)	53,357
Gain on disposition of discontinued operations	—
Income (loss) before income taxes	(122,866)
Provision for income taxes	(2,123)
Net income (loss) from discontinued operations, net of income tax	$(124,989)

Note 6- OTHER RECEIVABLE

Other receivable of RMB 16,524,200 (US$2,744,197) was advanced by Huantai to a third party to launch restaurant chains in certain regions based on an oral agreement. However, in October 2018, Huantai was not able to reach a written agreement with the party. As a result, the full amount of the advance was repaid to Huantai in October 2018.  The advance was made from the loans from related parties (see Note 12), and, upon receipt of payment, payment was used to loans the advance from the related parties by the amount received by Huantai.

Note 7- PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of September 30, 2018 and December 31, 2017 were $198,333 and $419,112 respectively. Prepaid expense consists primarily the deferred stock compensation as a result of restricted stocks issued on December 23, 2016. The deferred stock compensation is expensed over three years.

Note 8- REFUNDABLE DEPOSIT

Refundable deposit as of September 30, 2018 and December 31, 2017 were $598,350 and $0 respectively. In July 2018, the Company entered into an oral agreement with a third party pursuant to which the Company advanced to the third party SGD 817,860 (approximately $598,350) as a refundable deposit for the third party to prepare a business plan for the development of restaurants in Singapore, searching for restaurant locations, and negotiating leases for the restaurants.  In the event that the third party does not negotiate leases on terms and at locations acceptable to the Company, the third party will refund the advance. The payment to the third party was made from the loans from related parties (see Note 12).

Note 9 - OTHER COMPREHENSIVE INCOME

Other comprehensive income, included in stockholders’ deficit at September 30, 2018 and 2017, is foreign currency translation adjustment. Following the disposal of Capital, Other comprehensive Income was reclassified in the equity section and included in gain on disposal in accordance with ASC 830-30-40-1.

Note 10 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

The Company’s proposed operations are in the PRC and Singapore. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC and Singapore and by the general state of the PRC’s and Singapore’s economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 11 - SEGMENT INFORMATION

Following the Company’s decision to discontinue its existing business, the Company only has one operating segment the restaurant business, which has not generated revenue as of September 30, 2018.

NOTE 12 - RELATED PARTY TRANSACTION

On May 22, 2018, pursuant to an agreement dated March 29, 2018, the Company sold to its former chief executive officer, who is also a former director and chairman of the board, all of the stock in Capital for the transfer by the former chief executive officer to the Company of 1,738,334 shares of the Company’s common stock, all of the Company’s common stock owned by him. As of May 22, 2018, the 1,738,334 shares were cancelled. As a result of the sale of this subsidiary to the former chief executive officer, the Company effectively sold all of its PRC subsidiaries for the surrender of 1,738,334 shares of common stock valued at $312,900 at $0.18 per share, which was the market price of Company’s common stock share on May 22, 2018. The Company recorded a gain of $4,077,266. See Note 5.

Demand loans from related parties, which included the Company’s chief executive officer, in the amount of RMB 21,433,643 and SGD 2,359,932 ($4,847,411) were made to the Company at an interest rate of 2% per annum, primarily for launching restaurant chains, including the payments referred to in Notes 6 and 8.When no agreement was reached with the third party for the chain restaurants, Huantai received refund from the third party. The refund was paid back to related parties without interest. The remaining balance of advance from related party at the end of October was approximately $930,000.

NOTE 13 - STOCKHOLDERS’ EQUITY

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

Following the disposal of the BVI and PRC subsidiaries, statutory reserve of $11,542,623 which was appropriated from retained earnings in prior years was transferred to accumulated deficit.

On May 22, 2018, the Company cancelled 1,738,334 shares of common stock acquired from the former chief executive officer in connection with the transfer by the Company of the equity in Capital. See Notes 5 and 10.

On September 20, 2018, the Company sold 1,000,000 shares of common stock at $0.26 per share to an investor with whom we have an agreement relating to the development of our restaurant business.

On September 22, 2018, the Company sold 150,000 shares of common stock to an unrelated party $0.26 per share.

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

On February 15, 2018, our directors and officers resigned and we brought in new management and changed our business. We plan to open, manage and operate upscale restaurants and license our restaurants to restaurant operators. We may also enter into agreements with licensees pursuant to which our wholly-owned subsidiary, DB-Link Ltd, and the licensee would invest in the restaurant. Our business plan contemplates that DB-Link will have a majority interest in the joint venture entity that operates the restaurants, DB-Link will manage the restaurants for which it will receive a management fee, DB-Link will establish a restaurant business related training school to train chefs and wait staff, and DB-Link will operate its own online restaurant supplies store to service the restaurants we own or license. However, we cannot assure you that we will be able to open and operate restaurants or enter into license agreements with qualified licensees or the terms of any license or management agreement.

In furtherance of our plan to engage in the upscale restaurant business, on April 3, 2018, DB-Link entered into an agreement dated March 16, 2018, with Alvin Leung, regarding brand cooperation and the catering business in the initial territory of mainland China. The agreement provides that Mr. Leung will exclusively work with DB-Link in the initial territory and will provide DB-Link with the brand names of “Bo” and “Daimon” in the initial territory, and he granted DB-Link a first right of cooperation before seeking similar cooperation with other third parties in Canada, Hong Kong and Europe. DB-Link’s business will be operated by joint venture entities in which DB-Link will hold a 66% equity interest and Mr. Leung a 34% interest. In addition, DB-Link will pay Mr. Leung RMB 800,000 (approximately $127,000), half of which was paid with the balance being payable in 2019.

In view of our desire to disengage in our former business, on March 29, 2018, we entered into an agreement with Zhenggang Wang, who was a director, chief executive officer and chairman of the board of the Company until his resignation on February 1, 2018, pursuant to which we sold to Mr. Wang all of the stock in our wholly-owned subsidiary, Capital Future Development Limited (“Capital”), a British Virgin Islands company, for the transfer by Mr. Wang to us of 1,738,334 shares of our common stock, which represents all of the common stock owned by Mr. Wang. All of our consolidated liabilities at December 31, 2017 were liabilities of Capital and its subsidiaries, with the result that subsequent to the transfer of the equity in Capital, the liabilities of Capital ceased to be our liabilities. The shares acquired by us were cancelled. All of our former business was conducted through Capital and its subsidiaries. The transfer of the stock of Capital was consummated in May 2018.

Following the transfer of the stock of Capital, we have three subsidiaries, DB-Link, Huantai and DBUB Pte. Our business will be conducted through Huantai and DBUB Pte. We anticipate we will have separate subsidiaries for the restaurants we own or operate although we may have one subsidiary owning more than one restaurant in a city.

On September 5, 2018, we changed our corporate name to DBUB Group Inc. through the merger of us with our wholly-owned subsidiary, DBUB Group Inc., a Nevada corporation.

Results of Operations

Three and nine months ended September 30, 2018 and 2017

For the three and nine months ended September 30, 2018, we had no sales and we incurred general and administrative expenses of $201,689 and $338,180, respectively. For the three and nine months ended September 30, 2017, our general and administrative expenses were $62,339 and $186,231, respectively. These expenses related primary to expenses incurred as a public reporting company and, to a lesser extent, in the nine months ended September 30, 2018, to expenses relating to preliminary efforts to begin to develop our proposed restaurant business. Our net loss from continuing operations was $199,879 and $336,750, for the three and nine months ended September 30, 2018 and $62,649 and $186,983 for the three and nine months ended September 30, 2017.

We had a gain from discontinued operations of $3,855,189 for the nine months ended September 30, 2018 primarily due to the gain on disposal of $4,077,266 when the Company sold the discontinued business to former CEO. In 2017, we had a loss from discontinued operations of $126,610 and $819,642 for the three and nine months ended September 30, 2017. We had no gain or loss from discontinued operations for the three months ended September 30, 2018.

For the three and nine months ended September 30, 2018, we have a net loss attributable to us of $199,879 and net gain of $3,558,362, or $(0.01) and $0.22 per share (basic and diluted), respectively. The net loss from continuing operations was $(0.01) per share (basic and diluted) and the net income from discontinued operations was $0.24 per share (basic and diluted) for the nine months ended September 30, 2018.

For the three and nine months ended September 30, 2017, we had a net loss attributable to us of $115,127 and $792,963, or $(0.03) and $(0.09) per share (basic and diluted). The net loss from continuing operations was $(0.02) and $(0.02) per share (basic and diluted) and the net loss from discontinued operations was $(0.01) and $(0.07) per share (basic and diluted) for the three and nine months ended September 30, 2017.

Liquidity and Capital Resources

Our cash flows for the nine month periods are summarized as follows:

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(2,868,284)	$(429,164)
Net cash provided by (used in) investing activities	(194,098)	(7,296)
Net cash provided by financing activities	4,328,067	344,087
Effect of exchange rate change on cash and equivalents	29,413	(18,610)
Net increase (decrease) in cash and equivalents	1,295,099	(110,983)
Cash and equivalents at beginning of period	23,048	135,847
Cash and equivalents at end of period	$1,318,147	$24,864

Net cash used in operating activities was $2,868,284 for the nine months ended September 30, 2018.  Net cash used in operating activities was mainly attributable to several factors, including (i) increase in other receivable of $2,893,359 of deposits paid to third party and (ii) increase in advance to suppliers of $81,408 and prepaid expenses of $808,430, offset by add back of non-cash item stock based compensation of $119,000.

Net cash used in operating activities was $429,164 for the nine months ended September 30, 2017. Net cash used in operating activities was mainly attributable to discontinued operations, including (i) change in assets of discontinued operations of $1,158,189 and (ii) change in liabilities of discontinued operations of $671,241, offset by add back of non-cash item stock based compensation of $119,000

	Nine Months Ended September 30,
	2018	2017
Net cash used in investing activities	$(194,098)	$(7,296)

Net cash used in investing activities included capital expenditure on property and equipment of $106,230 and payment for intangible asset of $82,901.

	Nine Months Ended September 30,
	2018	2017
Net cash provided by financing activities	$4,328,067	$344,087

Net cash provided by financing activities was primarily from advance from related party $4,900,127 and proceeds from sale of common stock $299,000.

Cash and equivalents as of September 30, 2018 included:

Name of Entity	Region	Currency	September 30, 2018
DBUB	US entity	USD	4,598
Huantai	Chinese entity	CNY	319,343
DBUB Pte	Singapore entity	SGD	1,731,881

Cash and equivalents as of December 31, 2017 were solely bank accounts in US and China. All cash and cash equivalents, other than $7,881 at December 31, 2017, represented cash held by the discontinued operations.

Working Capital Requirements

With the change in our business, our working capital requirements relate to our proposed restaurant business. Before we can open any restaurant, we will require sufficient capital to cover our cash outlays before we generate revenue. These expenditures relate to finding an acceptable location, negotiating a lease and making the initial payments under the lease, making the leasehold improvements, including the purchase or lease of restaurant equipment, obtaining necessary permits, developing relationships with food suppliers and the media, and recruiting and training staff and payroll during the preopening period. Until we have demonstrated that we are able to operate an upscale restaurant profitable, we may have difficulty in obtaining the financing. It may be necessary for us to provide the financing source with an equity position in a restaurant, which would reduce our percentage interest in the restaurant. Our principal source of funds for the nine months ended September 30, 2018 was loans from related parties, including our chief executive officer. The loans were due on demand with an interest of 2% per annum. During October 2019, we paid RMB 16,424,200 (approximately $2,380,318) to the related parties. To the extent that we have to raise funds through the sale of our equity securities, it would be necessary for us to issue equity at a discount from the market price, which could result in significant dilution to our stockholders. We do not have any agreement or understanding with any financing source and we cannot assure you that we will be able to obtain the funding required for any restaurant. To the extent that we are not able to obtain the necessary financing, we may not be able to open restaurants, which would severely impair our ability to operate profitably. We currently have no commitments from any financing sources. There is no assurance we will be able to raise any funds on terms favorable to us, or at all or that related parties will provide us with short-term financing to meet our immediate cash needs. In the event we issue shares of equity or convertible securities, the shares held by our existing stockholders would be diluted. Future expansion will be limited by the availability of financing products and raising capital.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures as of September 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal controls identified in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 20, 2018, we sold 1,000,000 shares of common stock at $0.26 per share to an investor with whom we have an agreement relating to the development of our restaurant business.

On September 22, 2018, we sold 150,000 shares of common stock to an unrelated party $0.26 per share.

The shares were issued pursuant to Regulation S of the SEC pursuant to the Securities Act of 1933, as amended. The proceeds from the sale of the shares was used for working capital purposes.

Item 5. Other Information

In July 2018, we entered into an oral agreement with an unrelated party, pursuant to which we advanced to the third party SGD 817,860 (approximately $598,350) to prepare a business plan for the development of restaurants in Singapore, searching for restaurant locations, and negotiating leases for the restaurants.  In the event that the third party does not negotiate leases on terms and at locations acceptable to us, the third party will refund the advance.

Item 6.   Exhibits.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer
32.1	Section 1350 certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DBUB GROUP, INC.

Date: November 20, 2018	By:	/s/ Zinan Zhou
Name: Zinan Zhou
Title: Chief Executive Officer
(Principal Executive Officer)
Date: November 20, 2018	By:	/s/ Dongming Xing
Name: Dongming Xing
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

