Form 10-K
period 2018-12-31
DBUB GROUP, INC
filed 2019-04-16
CIK 1076784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

DBUB GROUP, INC.

(Exact Name of Registrant as Specified in Charter)

Nevada	88-0403070
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

No. 108 ShangCheng Road, Suite 2-2204

Pudong New District, Shanghai, China 200120

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: +086-156-18521412

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the 19,785,106 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $17.8 million as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $0.9 per share, as reported on the OTC Bulletin Board.

As of April 16, 2019, there were 20,935,106 shares of the registrant’s common stock outstanding.

1

DBUB GROUP, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	The availability and adequacy of working capital to meet our requirements;
•	Actions taken or omitted to be taken by legislative, regulatory, judicial and other governmental authorities;
•	Changes in our business strategy or development plans;
•	The availability of additional capital to support capital improvements and development;
•	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC; and
•	The availability of new business opportunities.

This Annual Report on Form 10-K should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K and should be evaluated with consideration of any changes occurring after the date of this Annual Report on Form 10-K. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context hereof, references in this report to “Company,” “DBUB,” “we,” “us” and “our” are references to DBUB Group, Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

Item 1. Business

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

Our Organization

We are a Nevada corporation, organized August 20, 1998 under the name Editworks, Ltd. Our corporate name was changed to TriLucent Technologies Corp. on April 3, 2001, to Anza Innovations, Inc. on November 13, 2002, to Gaofeng Gold Corporation on February 12, 2004, to Sun Oil & Gas on December 16, 2004, to China 3C Group on December 19, 2005, to Yosen Group, Inc. on December 21, 2012 and to DBUB Group, Inc on September 5, 2018. Our address is No. 108 ShangCheng Road, Suite 1-1003, Pudong New District, Shanghai, China 200120, telephone +086-156-18521412. Our website is www.yosn.com. Information on our website or any other website does not constitute a part of this annual report.

On February 6, 2018, the Company established a wholly-owned subsidiary in British Virgin Islands, DB-Link Ltd (“DB-Link”). The Company plans to operate as a franchisor and operator of restaurants through DB-Link. On June 12, 2018, the Company established a wholly-owned subsidiary DBUB PTE. LTD (“DBUB Pte”) in Singapore. On August 30, 2018, the Company established Huantai (Shanghai) Catering Management Co, Ltd. (“Huantai”), a wholly foreign owned subsidiary in China to execute its restaurant franchising business.

Organizational Chart

Our Business Plan

We plan to open and manage upscale restaurants and catering facilities, initially in the Peoples’ Republic of China (“PRC”), if we are successful, we may expand our services in the United States, Australia, New Zealand and South East Asia. We may also license our brand names to other experienced operators and/or chefs of upscale restaurants.

On April 3, 2018, DB-Link entered into a cooperation agreement with Alvin Leung, as co-founder, regarding brand cooperation and the catering business in the territory of the Mainland China, Australia, New Zealand and the United States (the “initial territory”). The agreement provides that Mr. Leung will exclusively work with DB-Link in the initial territory and will provide DB-Link with the brand names of “Bo” and “Daimon” in the initial territory, and he granted DB-Link the right of first cooperation before seeking similar cooperation with other parties in Canada, Hong Kong and Europe. DB-Link’s business will be operated by joint venture entities in which DB-Link will hold a 66% equity interest and Mr. Leung a 34% interest. In addition, DB-Link will pay Mr. Leung RMB 800,000 (approximately $127,000), half was paid with the balance payable in 2019.

We believe that our cooperation agreement with Alvin Leung will enable us to develop and operate upscale restaurants based on the methods that Mr. Leung developed for his well-known restaurants in Hong Kong, which received three Michelin stars, and London, which received one Michelin star. However, each restaurant is different, and Mr. Leung will not have the personal involvement in our restaurants that he has with his own. It will be very difficult to duplicate the success that a restaurant has in one market to another market with a different operation, including a different chef and a different affecting factors. Unlike fast food and popular restaurant chains, each upscale restaurant has its own personality and its own distinct style and ambiance.

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

Source of Supply

We intend to seek consistent quality of the food and beverages served in our properties. Since most of the food ingredients will be sourced locally, each restaurant, or, if there is more than one in a metropolitan area, we plan to appoint one purchasing manager for the area. We will seek to maintain consistent company-wide quality in our restaurants although the menus will vary from restaurant to restaurant, based on the chefs. We do not presently have any relations with any suppliers, and it will be necessary for us to develop such relations as we open restaurants. To the extent the restaurant is operated by a licensee, the licensee will be responsible for developing supply channels, subject to our overall quality control procedures.

Competition

Competition in the upscale restaurant business is intense, and many restaurants are not successful. The restaurant industry is intensely competitive with respect to price, quality of service, location, ambiance of facilities and type and quality of food. Because we market to high-end clientele, low price is not likely to be as crucial a factor as the menu, the quality of the food and service and the restaurant’s ambience and location. We will compete with a substantial number of national and regional restaurant chains and independently owned restaurants for customers, restaurant locations and qualified management, including chefs, and other restaurant staff, including medium and lower price restaurants, since our target customer base does not limit itself to upscale restaurant. To the extent that our restaurants are located in hotels, casinos, resorts and similar locations, we are subject to competition in the broader lodging and hospitality markets that could draw potential customers away from our locations.

Since we are a start-up in the restaurant industry, many, if not most, our competitors have greater financial and other resources, have been in business longer, have greater name recognition and are better established in the markets where our restaurants are located or where we may open restaurants. Our inability to compete successfully with other restaurants and food and beverage hospitality services operations may harm our ability to maintain acceptable levels of revenue growth, limit or otherwise inhibit our ability to grow one or more of our concepts, or force us to close one or more of our restaurants. We may also need to evolve our concepts to compete with popular new upscale restaurant or concepts or trends that emerge, and we cannot provide any assurance that we will be successful in doing so or that any changes we make to any of our concepts in response will be successful or not adversely affect our profitability. In addition, with improving product offerings at fast casual restaurants and quick-service restaurants combined with the effects of negative economic conditions and other factors, consumers may choose less expensive alternatives, which could also negatively affect customer traffic at our restaurants or food and beverage hospitality services operations. Any unanticipated slowdown in demand at any of our restaurants due to industry competition may adversely affect our business and results of operations.

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

Government regulation can also affect customer traffic at our locations. A number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information. These regulations would apply if we have 20 or more locations operating under the same trade name and offering substantially the same menus. If we are subject to these laws, we would be required to post nutritional information on their menus to provide to consumers, upon request, a written summary of detailed nutritional information. The Food and Drug Administration (“FDA”) is also permitted to require additional nutrient disclosures, such as trans-fat content. Although we do not presently anticipate that we will be subject to these requirements, we cannot assure you that we will not become subject to these requirements in the future or that the laws will not change so that they apply to our restaurants in the United States. Our compliance with the PPACA or other similar laws to which we may become subject could reduce demand for our menu offerings, reduce customer traffic and/or reduce average revenue per customer, which would have an adverse effect on our revenue. Also, further government regulation restricting smoking in restaurants and bars, may reduce customer traffic. Any reduction in customer traffic related to these or other government regulations could affect revenues and adversely affect our business and results of operations.

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

Further, the U.S. Congress and Department of Homeland Security from time to time consider and may implement changes to federal immigration laws, regulations or enforcement programs. Some of these changes may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Even if we operate our restaurants in strict compliance with U.S. Immigration and Customs Enforcement and state requirements, some of our employees may not meet federal work eligibility or residency requirements, which could lead to a disruption in our work force. Although we intend to require all of our new employees in the U.S. to provide us with the government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. Unauthorized workers are subject to seizure and deportation and may subject us to fines, penalties or loss of our business license in certain jurisdictions. Additionally, a government audit could result in a disruption to our workforce or adverse publicity that could negatively impact our brand and/or potential for receipt of letters from the Social Security Administration requesting information (commonly referred to as no-match letters) could make it more difficult to recruit and/or retain qualified employees.

Employees

We currently have 13 full-time employees including our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer and 2 part-time employees.

ITEM 1A.   RISK FACTORS

Smaller reporting companies are not required to provide the information required by this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company entered into a lease with Mr. Fuxiang Han on September 30, 2018 for approximately 150 square meters of office space at No. 108 ShangCheng Road, Suite 2-2204 Pudong New District, Shanghai, China 200120. The lease will expire on September 30, 2020. The monthly rent expense is RMB 18,000 ($2,480). The lease required a rental deposit of RMB 18,000 ( $2,480).

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

Part II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTC Pink market under the symbol “DBUB”. The following table sets forth the quarterly high and low closing bids of our common stock as reported by the OTC Markets during 2018 and 2017. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Low Bid*	High Bid*
2018
Quarter ended March 31	$0.1	$0.19
Quarter ended June 30	$0.11	$0.9
Quarter ended September 30	$0.3	$1.11
Quarter ended December 31	$0.08	$0.35
2017
Quarter ended March 31	$0.28	$0.38
Quarter ended June 30	$0.30	$0.45
Quarter ended September 30	$0.16	$0.30
Quarter ended December 31	$0.08	$0.20

Stockholders

As of the close of business on April 16, 2019, we had approximately 105 stockholders of record of our common stock.

Dividends

The Company did not pay any dividends during 2018 and 2017 and we do not anticipate paying dividends in the foreseeable future.

Securities Authorized For Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following is a summary of all of our equity compensation plans as of December 31, 2018:

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

On December 23, 2016, our board of directors (“BOD”) adopted the Yosen Group 2016 Restricted Stock Plan (the “2016 Plan”).  The 2016 Plan provides for the granting of restricted stock awards to employees, directors and consultants of the Company and the employees, directors and consultants of the Company’s affiliates. Under the 2016 Plan, 1,360,000 shares of the Company’s common stock were initially available for issuance for awards.  As of December 31, 2017  , 1,150,000 of the shares available for issuance under the 2016 Plan were issued and 210,000 shares were available for issuance. In addition, 2,553,333 shares were issued pursuant to prior plans and warrants.

Repurchase of Securities

We did not repurchase any of shares of our common stock during 2018 and 2017.

Recent Sales of Unregistered Securities

Pursuant to a subscription agreement dated September 20, 2018, with Alvin Leung, Mr. Leung purchased 1,000,000 shares of common stock at $0.26 per share, or a total of $260,000. On September 22, 2018, we sold 150,000 shares of common stock to an unrelated party at $0.26 per share. The proceeds from the sale of the shares were used for working capital purposes.

The issuance of the shares was exempt from registration pursuant to Regulation S of the SEC under the Securities Act of 1933. No commission or other remuneration was paid in connection with the sale of the shares.

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

Overview

From 2007 until the first quarter of 2017, we were engaged in the resale and distribution of third party products such as mobile phones, facsimile machines, DVD players, stereos, speakers, MP3 and MP4 players, iPods, electronic dictionaries, CD players and audio systems. Due to declining sales and continuing losses, we discontinued this business. We had previously imported into China digital products, baby products, health nutrition and frozen food products, but this business was discontinued prior to December 31, 2017.

On February 15, 2018, our directors and officers resigned and we brought in new management and changed our business. Our business plan will be opening, managing and operating upscale restaurants and license our restaurants to restaurant operators. We may also enter into agreements with licensees pursuant to which our wholly-owned subsidiary, DB-Link Ltd, and the licensee would invest in the restaurant. Our business plan contemplates that DB-Link will have a majority interest in the joint venture entity that operates the restaurants, DB-Link will manage the restaurants for which it will receive a management fee, DB-Link will establish a restaurant business related training school to train chefs and wait staff, and DB-Link will operate its own online restaurant supplies store to service the restaurants we own or license. However, we cannot assure you that we will be able to open and operate restaurants or enter into license agreements with qualified licensees or the terms of any license or management agreement.

In furtherance of our plan to engage in the upscale restaurant business, on April 3, 2018, DB-Link entered into an agreement dated March 16, 2018, with Alvin Leung, regarding brand cooperation and the catering business in the initial territory of mainland China. The agreement provides that Mr. Leung will exclusively work with DB-Link in the initial territory and will provide DB-Link with the brand names of “Bo” and “Daimon” in the initial territory, and he granted DB-Link a first right of cooperation before seeking similar cooperation with other third parties in Canada, Hong Kong and Europe. DB-Link’s business will be operated by joint venture entities in which DB-Link will hold a 66% equity interest and Mr. Leung a 34% interest. In addition, DB-Link will pay Mr. Leung RMB 800,000 (approximately $127,000), half was paid with the balance payable in 2019.

In view of our desire to disengage from our former business, on March 29, 2018, we entered into an agreement with Zhenggang Wang, who was a director, chief executive officer and chairman of the board of the Company until his resignation February 1, 2018, pursuant to which we sold to Mr. Wang all of the stock in our wholly-owned subsidiary, Capital Future Development Limited (“Capital”), a British Virgin Islands company, for the transfer by Mr. Wang to us of 1,738,334 shares of our common stock, all of the common stock owned by Mr. Wang. All of our consolidated liabilities at December 31, 2017 were liabilities of Capital and its subsidiaries, with the result that subsequent to the transfer of the equity in Capital, the liabilities of Capital ceased to be our liabilities. The shares acquired by us were cancelled. All of our former business was conducted through Capital and its subsidiaries. The transfer of the stock of Capital was consummated in May 2018.

Following the transfer of the stock of Capital, we have three subsidiaries, DB-Link, Huantai and DBUB Pte. Our business will be conducted through Huantai and DBUB Pte. We anticipate we will have separate subsidiaries for the restaurants we own or operate although we may have one subsidiary owning more than one restaurant in a city.

On September 5, 2018, we changed our corporate name to DBUB Group Inc. through a merger of our Company with our wholly-owned subsidiary, DBUB Group Inc., a Nevada corporation.

Results of Operations

We incurred general and administrative expenses of $647,035 and $276,524, respectively for 2018 and 2017. These expenses related primary to expenses incurred as a public reporting company such as audit fees, legal fees, filing, transfer agent fees and, to a lesser extent, in 2018, to expenses relating to preliminary efforts to begin to develop our proposed restaurant business. Our net loss from continuing operations was $1,062,171 and $153,807 respectively, for 2018 and 2017.

In 2018, we had total other expense of $427,793, including $414,435 of interest owed to the chairman of the board and an officer.

In 2018, we had total other income of $11,862. In 2017, we had total other income of $126,006. It's primarily forgiveness of accounts payable from suppliers.

We had a net gain of $3,855,189 in 2018 primarily due to disposal of our Company’s business, which was sold to former CEO of $4,077,266. In 2017, we had a loss from discontinued operations of $1,237,285.

For 2018, we have a net gain of $2,793,018, or $0.16 per share (basic and diluted). The net loss from continuing operations was $0.06 per share (basic and diluted) and the net gain from discontinued operations was a $0.22 per share (basic and diluted).

For 2017, we have a net loss of $1,136,820, or $0.12 per share (basic and diluted), respectively. The net loss from continuing operations was $(0.01) per share (basic and diluted) and the net loss from discontinued operations was ($0.11) per share (basic and diluted).

Foreign Currency Translation Adjustments

The impact of foreign translation from our accounts in RMB to US dollar on our operating results was not material. During the translation process, the assets and liabilities of all PRC subsidiaries and Singapore are translated into US dollars at year end exchange rates. The revenues and expenses are translated into US dollars at average exchange rates of the years. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

	2018	2017
RMB/$ exchange rate at year end	0.1454	0.1480
Average RMB/$ exchange rate for the years	0.1512	0.1537
$ Singapore/$ exchange rate at year end	1.3494
Average $ Singapore /$ exchange rate for the years	1.3623

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated results of operations. As a result of the translation, DBUB recorded a foreign currency loss of $22,939 in 2018 and gain of $256,056 in 2017, which is a separate line item on the Statements of Operations and Comprehensive Loss.

Liquidity and Capital Resources

Operations and liquidity needs are funded primarily through cash flows from advances from related parties including our Chairman and equity financing.

Cash and equivalents were $1,544,049 as of December 31, 2018 and the Company’s current assets totaled $2,840,690 as of December 31, 2018. The Company’s current liabilities were $3,652,036 as of December 31, 2018. The Company’s working capital deficiency at December 31, 2018 was $811,346. During 2018, the Company’s net cash used in operating activities was $878,125.

Cash and equivalents were $23,048 at December 31, 2017 and current assets totaled $1,074,764. The Company’s current liabilities were $5,736,041 at December 31, 2017. Working capital deficiency at December 31, 2017 was $4,661,277. During 2017, net cash used in operating activities was $386,239.

Our cash used and provided in 2018 and 2017 was as follows:

	2018	2017
Net cash used in operating activities	$(878,125)	$(386,239)
Net cash provided by (used in) investing activities	(137,764)	2,542
Net cash provided by financing activities	2,627,147	304,311
Effect of exchange rate change on cash and equivalents	(80,258)	(33,413)
Net decrease in cash and equivalents	1,531,001	(112,799)
Cash and equivalents at beginning of year	23,048	135,847
Cash and equivalents at end of year	$1,554,049	$23,048

Net cash used in operating activities was $878,125 in 2018 compared to $386,239 in 2017. This decrease was mainly attributable to (i) increase in net income of $4,184,111, (ii) decrease in other receivable of $303,294 (iii) decrease in prepaid expenses of $600,564 (iv) decrease in advance to suppliers of $110,033 offset by the increase in accounts payable of $12,308 in 2018, adding back the change in assets and liabilities of discontinued operations $1,057,092.

	2018	2017
Net cash provided by (used in) investing activities	$(137,764)	$2,542

Net cash used in investing activities in 2018 was $137,764 in 2018, which consists primarily of equipment purchase.

We had an advance from related party of $3,199,207 compared to that of $0 in 2017. Proceeds from equity financing of continuing operations was $299,000 in 2018 compared to $0 in 2017.

	2018	2017
Net cash provided by financing activities	$2,627,147	$304,311

	2018	2017
Net decrease in cash and equivalents	$1,531,001	$(112,799)

	2018	2017
Cash and equivalents	$1,544,049	$23,048

Cash and equivalents as of December 31, 2018 were solely bank accounts in the US, Singapore and China.

Working Capital Requirements

With the change in our business, our working capital requirements relate to our proposed restaurant business. Before we can open any restaurant, we will need sufficient upfront capital to cover our cash outlays before we generate revenue. These expenditures include finding an acceptable location, negotiating a lease and making the initial payments under the lease, making the leasehold improvements, including the purchase or lease of restaurant equipment, obtaining necessary permits, developing relationships with food suppliers and the media, and recruiting and training staff and payroll during the preopening period. Until we have demonstrated that we are able to operate an upscale restaurant profitable, we may have difficulty in obtaining the financing. It may be necessary for us to provide the financing source with an equity position in a restaurant, which would reduce our percentage interest in the restaurant. Our principal source of funds for the year ended December 31, 2018 was loans from related parties, including our chief executive officer. The loans were due on demand with interest of 2%. To the extent we have to raise funds through the sale of our equity securities, it would be necessary for us to issue equity at a discount from the market price, which could result in significant dilution to our stockholders. We do not have any agreement or understanding with any financing source and we cannot assure you we will be able to obtain the funding required for any restaurant. To the extent we are not able to obtain the necessary financing, we may not be able to open restaurants, which would severely impair our ability to operate profitably. There is no assurance we will be able to raise any funds on terms favorable to us, or at all or that related parties will provide us with short-term financing to meet our immediate cash needs. In the event we issue shares of equity or convertible securities, the shares held by our existing stockholders would be diluted. Future expansion will be limited by the availability of financing products and raising capital.

Going Concern

As discussed in Note 2 to the financial statements, we had net income of $2,793,018 and net loss of $1,391,093 for 2018 and 2017, respectively. Our accumulated deficit was $29,872,106 as of December 31, 2018. In addition, our cash position substantially deteriorated from 2010, and we have significant cash requirements for our restaurant business. These issues raise substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements (“CFS”), which were prepared in accordance with US GAAP. The preparation of these requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The CFS of the Company are included in this Annual Report on Form 10-K beginning on page F-1, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2018, the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal controls identified below.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our ICFR based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, and due to the material weakness described below, management concluded that our internal controls were not effective as of December 31, 2018.

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

Other Information

In July 2018, we entered into an oral agreement with an unrelated party, pursuant to which we advanced the third party SGD 817,860 (approximately $598,350) to prepare a business plan for the development of restaurants in Singapore, searching for restaurant locations, and negotiating leases for the restaurants.  In the event that the third party does not negotiate leases on terms and at locations acceptable to us, the third party will refund the advance.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of our current executive officers and directors.

Name	Age	Position
Hong Yang	56	Chairman of the board and director
Zinan Zhou	48	Chairman of the board, Chief executive officer, director
Dongming Xing	47	Chief financial officer
Lihui Wang	38	Chief operating office, director
Shu Yu Poon	42	Head of marketing

Hong Yang has been executive director and general manager of Tianxinyang Industry LLC, a conglomerate enterprise engaged in gold jewelry sales, investment, wealth management and precious metal processing since December 2013 and vice chairman of Chengdu Tianxingyang Gold Industry LLC, since February 2000. Ms. Yang received her Ethical Management EMBA from Peking University and her MBA from Capital University of Economics and Business. She is currently pursuing her EMBA at National University in Singapore. Ms. Yang holds the NGTC Diamond Grading Certificate from the National Jewelry Jade Quality Supervision and Inspection Center, the Shanghai Gold Exchange Traders Certificate from the Shanghai Gold Exchange and, in August 2011, she received the National Gold Industry science and Technology Management Advanced Workers Honorary Certificate from the China Gold Association. Ms. Yang was a director to DBUB until January 30, 2019. Ms. Yang did not resign because of a disagreement on any matter relating to the Company’s operations, policies or practices.

Zinan Zhou has been chairman of Asia Capital Wealth Management (China) Co., Ltd., a wealth management company since 2012. Ms. Zhou got her EMBA degree at National University in Singapore in 2018

Dongming Xing was chief financial officer of Asia Capital Wealth Management (China) Co., Ltd. from 2013 to January 2018. He was chief financial officer of Zhuhai Modern Classic Photography Design Ltd from 2009 to 2013. Mr. Xing received his degree in accounting from University of Science and Technology in Beijing.

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

Lihui Wang has 12 years of experience in business development, solution architecting and project management in the domain of information technology and information systems. He had led and managed eight Singapore government IT projects. From 2013, when Mr. Wang founded Weebo Pte Ltd., a distributor of cloud based POS system products in high-end retails, service and food and beverage sectors, until February 1, 2019, Mr. Wang was a managing director at Weebo. Mr. Wang remains a director or Weebo. Mr. Wang received his Master of Science in Information System from the WKW School of Nanyang Technological University in May 2009. He received his Professional Diploma in J2EE and Web Service/ISS from National University of Singapore in May 2006. Mr. Wang received a Bachelor of Science in Information System from University of London in March 2005 . He received a Diploma in Electrical & Electronic from Ngee Ann Polytechnic in November 2001.

The Company does not have any compensation agreements or understandings with any of its officers and directors.

Each director serves for a one-year term after which each director may stand for re-election at the Company’s annual meeting of stockholders. Each of our directors serves until his resignation or removal. Our officers serve at the pleasure of our BOD.

Significant Employees

We do not have significant employees who are not our executive officers or directors.

Family Relationships

There are no family relationships between our officers and directors.

Involvement in Certain Legal Proceedings

During the past 10 years, to our knowledge, except as described below, none of our present or former directors, executive officers or persons nominated to become directors or executive officers has been the subject of any of the following:

(1) A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission (“CFTC”), or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the CFTC to have violated any Federal commodities law, and the judgment in such civil action or finding by the CFTC has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any federal or state securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as disclosed herein, we are not a party to any pending legal proceeding. To the knowledge of our management, except as disclosed herein, no federal, state or local governmental agency is presently contemplating any proceeding against us.

Board’s Role in Risk Oversight

The BOD has responsibility for risk oversight, with reviews of certain areas being conducted by the relevant committees. These committees then provide reports to the full board. The oversight responsibility of the board and its committees is enabled by management reporting processes that are designed to provide visibility to the board about the identification, assessment, and management of critical risks. These areas of focus include strategic, operational, financial and reporting, succession and compensation, compliance, and other risks. The board and its committees oversee risks associated with their respective areas of responsibility, as summarized below.

Board Committees

The board does not have any committees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company to file reports of ownership and changes in ownership with the SEC. Such persons also are required to furnish our company with copies of all Section 16(a) forms they file. Based solely on our review of copies of such forms received by us, we believe that as of December 31, 2018, the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We adopted a corporate code of ethics that establishes the standards of ethical conduct applicable to our officers, directors and employees, including our principal executive officer and our principal financial and accounting officer and persons performing similar functions. The Code of Business Conduct and Ethics was disclosed as an Exhibit 14.1 of the Registrant’s 10-K Annual Report filed with the SEC on March 27, 2008. A written copy of the Code of Business Conduct and Ethics will be provided upon request at no charge by writing to our Chief Financial Officer, DBUB Group, Inc., No. 108 Shang Cheng Road, Suite 1-1003, Pudong New District, Shanghai, China 200120.

ITEM 11. EXECUTIVE COMPENSATION

The following is a summary of the compensation we paid to our executive officers, for the fiscal years ended December 31, 2018 and 2017.

Summary Compensation Table

Name and Position	Year	Salary ($)	Stock Awards ($)	Option Awards	Total
Zinan Zhou(1)	2018	19,527			$19,527
	2017	—	—	—	$—
Dongming Xing(2)	2018	—	—	—	$—
	2017	—			$—

(1) Ms.Zinan Zhou serves as the President, CEO  of DBUB GROUP INC since February 15, 2018.

(2) Mr.Dongming Xing serves as the chief Financial Officer  of DBUB GROUP INC since February 15, 2018.

Director Compensation

The following table sets forth the compensation paid to our directors during the years ended December 31, 2018 and 2017.

Name and Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards	All Other Compensation	Total
Hong Yang(1)	2018	—	—	—	—	—
	2017	—	—	—	—	—
Zinan Zhou(2)	2018	19,527	—	—	—	19,527
	2017	—	—	—	—	—
Shu Yu Poon(3)	2018	52,120	—		9,233	61,353

(1) Ms.Hong Yang serves as the chairman of DBUB GROUP INC since Feb 2018.

(2) Ms.Zinan Zhou serves as the President, CEO  of DBUB GROUP INC since February 2018.

(3) Mr.Dongming Xing serves as the Chief Financial Officer  of DBUB GROUP INC since February  2018.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised since the date of inception of the Company through the date of this Report by the executive officers named in the Summary Compensation of REBL.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to any named executive officers in the last completed fiscal year under any LTIP.

Employment Agreements

We currently do not have any employment agreements with our directors or executive officers.

Option Plan

We currently do not have any stock option plan. However, we may issue stock options pursuant to a stock option plan in the future. Such stock options may be awarded to management, employees, members of the Company’s BOD and consultants of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock beneficially owned as of April 16, 2019, by:

•	Each director;
•	Each current officer named in the summary compensation table;
•	Each person owning of record or known by us, based on information provided to us by the persons named below, at least 5% of our common stock; and
•	All directors and officers as a group.

For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of warrants granted by us) within 60 days of April 16, 2019.

Name of Beneficial Owner	Amount Beneficial Ownership	Percentage of Beneficial Ownership
Zinan Zhou	2,554,996	12.2%
Dongming Xing	7,000	—
Shu Yu Poon	—	—
Hong Yang	—	—
	—	—
All directors and executive officers as a group (4 persons)	2,561,996	12.2%

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

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Director Independence

As of December 31, 2018, Hong Yang was determined by the Company’s board of directors as an “independent director”, defined in the Marketplace Rules of the Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

MJF & Associates served as the Company's registered independent public accountants for the fiscal years ended December 31, 2018 and 2017.

The following table shows the fees that were billed for the audit and other services for 2018 and 2017.

	2018	2017
Audit Fees	$50,000	$50,405
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$50,000	$50,405

Audit Fees

The aggregate fees billed by our current auditors, MJF, for professional services for the audit of our annual financial statements for 2018 and 2017 were $50,000 and $50,405 respectively.

Audit Related Fees

We incurred no audit related fees to MJF during 2018 and 2017.

Tax Fees

MJF did not render any services for tax compliance, tax advice and tax planning during the years ended December 31, 2018 and 2017.

All Other Fees

MJF did not bill us any additional fees that are not disclosed under audit fees, audit related fees or tax fees during 2018 and 2017.

Pre-Approval Process, Policies and Procedures

The BOD has adopted pre-approval policies for all services, including both audit and non-audit services, provided by our independent auditors.  For audit services, each year the independent auditor provides the BOD with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the BOD before the audit process commences.  The independent auditor also submits an audit services fee proposal, which also must be approved by the board of BOD before the audit process commences. The audit, tax, and all other fees and services described above were pre-approved for 2018 and 2017.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The exhibits listed on the Exhibit Index are filed as part of this Annual Report.

EXHIBIT INDEX

Exhibit No	Document Description
3.1*	Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference from the Registrant’s Exhibit 3/1 of Form 8-K filed with the SEC on January 3, 2007)
3.2*	By-laws of the Registrant (Incorporated by reference from the Registrants Exhibit 3.2 of Annual Report on Form 10-K filed with the SEC on March 27, 2008)
14.1*	Code of Business Conduct and Ethics (Incorporated by reference from the Registrant’s Exhibit 14.1 of Annual Report on Form 10-K filed with the SEC on April 12, 2013)
10.1*	Debt conversion agreement dated March 29, 2018, between the Company and Qishizhihe Investment Co. Ltd. (Incorporated by reference from the Registrant’s Exhibit 99.1 of Form 8-K filed with the SEC on April 5, 2018
10.2*	Exchange agreement dated March 29, 2018, between the Company and Zhenggang Wang.(Incorporated by reference from the Registrant’s Exhibit 99.2 of Form 8-K filed with the SEC on April 5, 2018)
10.3*	Cooperation agreement dated March 16, 2018 between DB-Link Ltd. and Alvin Leung (Incorporated by reference from Exhibit 99.1 of the Registrant’s Form 8-K filed with the SEC on April 9, 2018)
31.1**	Certification of Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of the Principal Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2***	Certification of Principal Accounting and Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed

** Filed herewith

*** In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of April 2019.

DBUB GROUP, INC.

April 16, 2019	/s/ Zinan Zhou
Zinan Zhou
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ Zinan Zhou		April 16, 2019
Zinan Zhou	Chairman and Chief Executive Officer

/s/ Dongming Xing
Dongming Xing	Chief Financial Officer (Principal Accounting and Financial Officer)	April 16, 2019

/s/ Lihui Wang
Lihui Wang	Chief Operating Officer and Director	April 16, 2019

DBUB GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

DBUB Group, Inc.

Opinion on the financial statements

We audited the accompanying consolidated balance sheets of DBUB Group, Inc. and subsidiaries (“the Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive gain(loss ), stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2018 and the related notes (collectively referred to as “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations and has stockholders’ deficit of $682,986 as of December 31, 2018. In addition, as discussed in Note 1, the Company decided to discontinue its existing business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company’s auditor since 2014. The financial statements from 2008 to 2013 were audited by a related firm.

MJF & Associates

Los Angeles, California

April 16, 2019

DBUB GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and equivalents	$1,554,049	$23,048
Other receivables	305,523	—
Prepaid expenses and other current assets	235,265	317,334
Refundable deposits	606,336	—
Advances to suppliers	105,824	—
Advance to related party	33,693	—
Current assets in discontinued operations	—	734,382
Total current assets	2,840,690	1,074,764
Fixed assets, net	108,006	—
Intangible asset	20,354	—
Non-current asset in discontinued operations	—	500,361
Total assets	$2,969,050	$1,575,125

LIABILITIES AND STOCKHOLDERS' DEFICITS
Current liabilities:
Accounts payable	$11,837	$—
Advance from related party	3,231,871	—
Accrued expenses and other payables	402,976	143,291
Advance from customers	4,362	—
Income tax payable	990	—
Current liabilities in discontinued operations	—	5,592,750
Total liabilities	3,652,036	5,736,041

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized, 20,935,106 and 11,267,918 issued and outstanding as of December 31, 2018 and 2017	20,935	11,268
Additional paid-in capital	29,145,246	28,443,515
Subscription receivable	—	(50,000)
Statutory reserve	—	11,542,623
Other comprehensive income	22,939	7,953,635
Accumulated deficit	(29,872,106)	(51,980,658)
Total Yosen Group's stockholders’ deficit	(682,986)	(4,079,617)
Noncontrolling interest	—	(81,299)
Total stockholders’ deficit	(682,986)	(4,160,916)
Total liabilities and stockholders’ deficit	$2,969,050	$1,575,125

The accompanying notes are an integral part of these consolidated financial statements.

DBUB GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE GAIN (LOSS)

YEARS ENDED DECEMBER 31,

	2018	2017
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—
General and administrative expenses	647,035	276,524
Loss from continuing operations	(647,035)	(276,524)
Other (income) expense
Interest income	(795)	—
Other income	(11,862)	(126,005)
Other expense	427,793	1,165
Total other expense	415,136	(124,840)

Loss from continuing operations before income taxes	(1,062,171)	(151,684)
Provision for income taxes	—	2,123
Net gain/(loss) from continuing operations	(1,062,171)	(153,807)
Net gain/(loss) from discontinued operations, net of income taxes	3,855,189	(1,237,285)
Net gain/(loss) including noncontrolling interest	2,793,018	(1,391,092)
Net loss attributable to noncontrolling interest	—	(254,272)

Net gain/(loss) attributable to DBUB Group	2,793,018	(1,136,820)

Other comprehensive items:
Foreign currency translation gain attributable to DBUB Group	22,939	(249,867)
Foreign currency translation gain attributable to noncontrolling interest interest	—	(6,189)

Comprehensive loss attributable to DBUB Group	$2,815,957	$(1,386,687)
Comprehensive loss attributable to noncontrolling interest	$—	$(260,461)

Basic and diluted earnings (loss) per share:
Continuing operations	(0.06)	(0.01)
Discontinued operations	0.22	(0.11)
Net earnings (loss) per share	$0.16	$(0.12)

Weighted average shares outstanding:
Basic and diluted	17,403,959	11,263,251

The accompanying notes are an integral part of these consolidated financial statements.

 DBUB GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Statutory Reserve	Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balance at January 1, 2017	11,057,918	$11,058	$28,370,225	$(50,000)	$11,542,623	$8,190,808	(50,843,838)	163,826	(2,596,415)
Foreign currency translation adjustments	—	—	—	—	—	(256,056)	—	—	(256,056)
Issuance of common stock for financing	—	—	—	—	—	—	—	11,536	11,536
Deferred stock compensation	210,000	210	73,290	—	—	—	—	—	73,500
Disposal of subsidiary	—	—	—	—	—	—	—	(2,388)	(2,388)
Net loss attributable to Yosen Group	—	—	—	—	—	—	(1,136,820)	—	(1,136,820)
Noncontrolling interest	—	—	—	—	—	—	—	(254,273)	(254,273)
Balance at December 31, 2017	11,267,918	$11,268	28,443,515	(50,000)	11,542,623	$7,953,635	(51,980,658)	(81,299)	(4,160,916)
Foreign currency translation adjustments	—	—	—	—	—	105,603	—	—	105,603
Issuance of common stock for financing	11,405,522	11,406	1,012,893	—	—	—	—	—	1,024,299
Retirement of treasury stock	(1,738,330)	(1,738)	(311,162)	—	—	—	—	—	(312,900)
Disposal of subsidiary	—	—	—	50,000	11,542,623	(8,036,299)	23,170,723	81,299	3,723,100
Net loss attributable to Yosen Group	—	—	—	—	—	—	(1,062,171)	—	(1,062,171)
Noncontrolling interest	—	—	—	—	—	—	—	—	—
Balance at December 31, 2018	20,935,110	$20,935	$29,145,246	$—	$—	$22,939	(29,872,106)	—	(682,986)

The accompanying notes are an integral part of these consolidated financial statements.

DBUB GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,793,018	$(1,391,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	158,667	158,667
Depreciation and amortization - discontinued operations	37,991	64,748
Net gain from disposal of discontinued operations	(4,076,277)	(3,508)
Gain from relief of accounts payable - discontinued operations	—	(126,005)
(Increase) /decrease in assets:
Other receivables	(303,294)	—
Prepaid expenses and other current assets	(600,564)	—
Advance to suppliers	(110,033)	—
Change in assets of discontinued operations	269,147	1,520,868
Accounts payable	12,308	—
Accrued expenses and other payables	151,938	76,291
Income tax payable	1,029	—
Change in liabilities of discontinued operations	787,946	(686,207)
Net cash used in operating activities	(878,125)	(386,239)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(111,633)	—
Payment for intangible asset	(21,164)	—
Purchase of property and equipment – discontinued operations	(4,967)	31,889
Construction in progress - discontinued operation	—	(29,347)
Net cash used in investing activities	(137,764)	2,542

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock and warrants subscription	299,000
Advance from related party	3,199,207
Proceeds from common stock and warrants subscription - discontinued operations	(29,369)	18,588
Proceeds from short term loan - discontinued operations	—	(342,250)
Advance from (to) related party - discontinued operations	(841,690)	627,973
Net cash provided by (used in) financing activities	2,627,147	304,311

Effect of exchange rate changes on cash and equivalents	(80,258)	(33,413)

Net decrease in cash and equivalents	1,531,001	(112,799)
Cash and equivalents, beginning of period	23,048	135,847
Cash and equivalents, end of year	$1,554,049	$23,048

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid - discontinued operations	$—	$237,206

The accompanying notes are an integral part of these consolidated financial statements.

DBUB GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Note 1 - ORGANIZATION

DBUB Group Inc is a Nevada corporation, organized on August 20, 1998 under the name Editworks, Ltd. Our corporate name was changed to TriLucent Technologies Corp. on April 3, 2001, to Anza Innovations, Inc. on November 13, 2002, to Gaofeng Gold Corporation on February 12, 2004, to Sun Oil & Gas on December 16, 2004, to China 3C Group on December 19, 2005, to Yosen Group, Inc. on December 21, 2012 and to DBUB Group, Inc on September 5, 2018. Our address is No. 108 ShangCheng Road, Suite 1-1003, Pudong New District, Shanghai, China 200120, telephone +086-156-18521412. Our website is www.yosn.com. Information on our website or any other website does not constitute a part of this annual report.

On February 6, 2018, the Company established a wholly-owned subsidiary in British Virgin Islands, DB-Link Ltd (“DB-Link”). The Company plans to operate franchising or operations of restaurants through DB-Link. On June 12, 2018, the Company established a wholly-owned subsidiary DBUB PTE. LTD (“DBUB Pte”) in Singapore. On August 30, 2018, the Company established Huantai (Shanghai) Catering Management Co, Ltd. (“Huantai”), a wholly foreign owned subsidiary in China to execute its plan to execute its restaurant franchise business.

ORGANIZATIONAL CHART

Our corporate structure as of December 31, 2018 is as follows:

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements (“CFS”) were prepared in accordance with accounting principles generally accepted in the United States (GAAP) with the instructions to Form 10-K and Article 10 of Regulation S-X. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s consolidated financial position have been included. Reclassifications have been made to conform historical financial statements with the current period’s presentation.

The parent company does not have operations. Its main activities were incurring expenses relating to its status as a public company in the United States.

Going Concern

The accompanying CFS were prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For 2018, the Company realized a net loss from continuing operations of $1,062,171. The Company does not generate substantial revenue from continuing operations and requires significant funding for its operations with no assurance as to its ability to obtain the funding on reasonable, if any, terms. The Company has an accumulated deficit of $29,872,106 as of December 31, 2018. There can be no assurance that the Company will become profitable or obtain necessary financing for its business or that it will be able to continue in business. As of December 31, 2018, related parties, including the Company’s chief executive officer, made advances to the Company of $3,231,871. These issues raise substantial doubt regarding the Company’s ability to continue as a going concern.

Principles of Consolidation

The CFS include the accounts of the Company and its subsidiaries. The consolidated results of operations and consolidated financial condition of Capital is reflected as net gain from discontinued operations, and the assets and liabilities of the discontinued operations at December 31, 2017 are reflected as current and non-current assets and liabilities of the Company’s discontinued operations. All material intercompany accounts, transactions and profits were eliminated in consolidation.

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

The impact of foreign translation from our accounts in RMB and SGD to U.S. dollars on the Company’s operating results was not material in the years ended December 31, 2018 and 2017. During the translation process, the assets and liabilities of all subsidiaries are translated into US dollars at period-end exchange rates. The revenues and expenses are translated into U.S. dollars at average exchange rates of the periods. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

	December 31,
	2018	2017
RMB/$ exchange rate at period end	0.1512	0.1408
Average RMB/$ exchange rate for the periods	0.1454	0.1537

	December 31,
	2018	2017
SGD/$ exchange rate at period end	0.7340	—
Average SGD/$ exchange rate for the periods	0.7411	—

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated Statements of Operations and Comprehensive Loss. As a result of the translation, the Company recorded a foreign currency gain of $22,939 and a gain of $256,056 for the years ended December 31, 2018 and 2017.

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

Automotive	5 years
Office Equipment	5 years

As of December 31, 2018, and 2017, property and equipment consisted of the following:

	2018	2017
Automotive	$116,284	$44,015
Office equipment		163,100
Plant and equipment		217,702
Construction in progress		—
Subtotal		424,817
Less: accumulated depreciation	(8,278)	(267,844)
Total	$108,006	$156,973

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360, “Property, Plant and Equipment,” which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2018 and 2017, there were no significant impairments of its long-lived assets not related to the discontinued operations.

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

Other Income

Other income was $11,862 and $126,006 for the years ended December 31, 2018 and 2017 respectively. Other income in 2017 was primarily attributable to the accounts payable forgiven.

Other Expense

Other expense was $427,793 and $443,674 for the years ended December 31, 2018 and 2017, respectively. Other expense consists of the following:

	2018	2017
Interest expense	$414,435	$237,206
Bank fees	1,252	9,493
Miscellaneous	12,106	196,975
Total other expense	$427,793	$443,674

Interest expense for 2018 was interest owed to the chairman of the board and an officer.

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

Statement of Cash Flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the functional currency, in our case the RMB and SGD. As a result, amounts related to changes in assets and liabilities reported on the statement of cash flows will not necessarily agree with the changes in the corresponding balances on the balance sheet. Following the disposal of the discontinued operations, cash from operations, investing and financing activities for the year ended December 31, 2018 is net of the effect of such disposal.

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

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Following the Company’s disposal of its existing business, the Company has one operating segment, the restaurant business, which has not generated any revenues through December 31, 2018.

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

Note 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets in 2018 and 2017 was $235,265 and $317,334. Prepaid expense consists primarily the deferred stock compensation recorded at the end of 2018 and 2017 for restricted stocks issued on December 23, 2016. The deferred stock compensation is expensed over three years.

Note 5 - COMMON STOCK

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

Outstanding options and warrants by exercise price consisted of the following as of December 31, 2018:

Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Warrants:
$0.75	66,975	0.15	$0.75	66,975	0.75
$0.75	190,532	0.45	$0.75	190,532	0.75

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

Note 7 - INCOME TAXES

The parent company is subject to the U.S. federal income tax at 21% in 2018 and 34% in 2017. The parent company does not conduct any operations and only incurs expenses, such as legal fees, accounting fees, investor relations expenses and filing fees, relating to the Company’s status as a reporting company under the U.S. securities laws. DB-Link Ltd is not subject to U.S. or PRC income tax and is not subject to income tax in the British Virgin Islands.

In 2018 and 2017, the U.S. operating subsidiaries incurred a net operating loss of $300,796 and $153,807. As a result, $63,167 and $32,299 of deferred tax assets and the same amount of valuation allowance were recorded to offset deferred tax assets for 2018 and 2017.

Our PRC subsidiary Huantai was subject to the PRC income tax at a rate of 25%. Singapore subsidiary DBUB Pte was subject to an income tax rate of 17%.

Discontinued operations sold on May 22, 2018 were subject to the PRC income tax at a rate of 25% before May 22, 2018.

The components of deferred income tax assets and liabilities as of December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred tax assets:
U.S. net operating losses	$63,167	$32,299
PRC operation	69,593	—
Singapore operation	89,133	—
Discontinued operation	37,753	309,322
Total deferred tax assets	259,646	341,621
Less valuation allowance	(259,646)	(341,621)
	$—	$—

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows for 2018 and 2017.

	2018	2017
Tax benefit at US Statutory Rate	(21.0)%	(21.0)%
Tax rate difference	0.8%	(3.6)%
Valuation allowance	20.2%	24.6%
Effective rate	—%	—%

Note 8 – DISCONTINUED OPERATIONS

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

As of December 31, 2018, the Company had no assets and liabilities associated with the discontinued operations. The following table summarizes the assets and liabilities of the discontinued operations as of December 31, 2017 included in the Consolidated Balance Sheets:

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

As a result of the sale of Capital to former chief executive officer, the Company recognized a gain of $4,077,267 from the disposition of Capital and its affiliates stock in the year ended December 31, 2018. This amount consists of a $2,456,389 gain from sale of the Company’s equity in Capital and its affiliates and $1,620,878 reflecting the principal of loans by Capital on the date of the transfer, which, as a result of the transfer of the equity in Capital, are no longer obligations of the Company. The obligations were liabilities of Capital with no recourse to the Company.

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2018 and 2017:

	2018	2017
Sales, net	$272,204	$2,386,858
Cost of sales	(246,888)	(2,273,246)
Gross profit	25,316	113,612
General and administrative expenses	(188,110)	(686,305)
Loss from discontinued operations	(162,794)	(572,693)
Other expenses	(59,283)	(244,826)
Gain on disposal of discontinued operations	4,077,266	—
Income (loss) before income taxes	3,855,189	(817,519)
Provision for income taxes	—	(2,123)
Net income (loss) from discontinued operations, net of income tax	$3,855,189	$(819,642)

Note 9 - OTHER COMPREHENSIVE INCOME

Other comprehensive income, included in stockholders’ deficit at December 31, 2018 and 2017, is foreign currency translation adjustment. Following the disposal of Capital, Other comprehensive Income was reclassified in the equity section and included in gain on disposal in accordance with ASC 830-30-40-1.

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

Note 11 - SEGMENT INFORMATION

Following the Company’s decision to discontinue its existing business, the Company only has one operating segment the restaurant business, which has not generated revenue as of December 31, 2018.

