Form 10-Q
period 2019-03-31
DBUB GROUP, INC
filed 2019-05-20
CIK 1076784

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 000-28767

DBUB GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0403070
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

No. 108 ShangCheng Road, Suite 2-2204

Pudong New District, Shanghai, China 200120

(Address of Principal Executive Offices)

+086-156-18521412

(Registrant’s telephone number, including area code)

288 Hongshan Road Xiangzhou District

Zhuhai City, Guangdong Province, China 519075

(Former Address)

086-0756-2680558

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A

As of May 20, 2019, there were 20,935,106 shares of common stock, $0.001 par value outstanding.

1

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DBUB GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018

DBUB GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2019 (UNAUDITED)	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and equivalents	$1,376,965	$1,554,049
Advances to suppliers	67,556	105,824
Other receivables	7,551	305,523
Prepaid expenses	119,000	235,265
Deposits	45,843	606,336
Advance to related party	82,213	33,693
Total current assets	1,699,128	2,840,690
NON-CURRENT ASSETS
Fixed assets, net	239,321	108,006
Intangible assets, net	133,660	20,354
Total noncurrent assets	372,981	128,360
TOTAL ASSETS	$2,072,109	$2,969,050

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$—	$11,837
Advance from customers	4,455	4,362
Accrued expenses and other payables	540,650	402,976
Income tax payable	1,085	990
Advance from related parties	2,619,922	3,231,871
Total liabilities	3,166,112	3,652,036

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 50,000,000 shares authorized, 20,935,106 shares issued and outstanding as of March, 31 2019 and December 31, 2018	20,935	20,935
Additional paid-in capital	29,145,246	29,145,246
Other accumulated comprehensive income	11,687	22,939
Accumulated deficit	(30,271,871)	(29,872,106)
Total stockholders’ deficit	(1,094,003)	(682,986)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,072,109	$2,969,050

See accompanying notes to financial statements.

DBUB GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2019	2018
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—
General and administrative expenses	297,135	67,420
Loss from operations	(297,135)	(67,420)

Other (income) expenses
Interest income	263	—
Interest expense	(136,303)	—
Bank charge	(1,284)	—
Other income	34,694	218
Total other expenses, net	(102,630)	218

Loss from continuing operations before income tax	(399,765)	(67,638)
Provision for income tax	—	—
Loss from continuing operations	(399,765)	(67,638)
Loss from operations of discontinued entities, net of income tax	—	(152,034)
Net loss including noncontrolling interest	(399,765)	(219,672)
Net loss attributable to noncontrolling interest	—	(25,122)
Net loss attributable to DBUB Group	(399,765)	(194,550)

Other comprehensive items:
Foreign currency translation loss attributable to DBUB Group	(11,252)	(156,650)
Foreign currency translation loss attributable to noncontrolling interest	—	(5,232)
Comprehensive loss attributable to DBUB Group	$(411,017)	$(351,200)
Comprehensive loss attributable to noncontrolling interest	$—	$(30,354)

Basic and diluted loss per share:
Continuing operations	$(0.02)	$(0.01)
Discontinued operations	$—	$(0.01)
Net loss per share	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	20,935,106	11,267,918

See accompanying notes to financial statements.

DBUB GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss including noncontrolling interest	$(399,765)	$(219,672)
Adjustments to reconcile net loss including noncontrolling interest to net cash provided by (used in) operating activities:
Stock based compensation	39,667	39,667
Depreciation and amortization	14,593	19,352
Changes in assets and liabilities:
Accounts receivables	—	51,025
Other receivables	297,086	(3,247)
Inventories	—	52,456
Prepaid expenses and deposits	558,071	(8,000)
Advance to suppliers	(18,824)	23,963
Other noncurrent asset	—	40,154
Accounts payable	(12,068)	(135,848)
Accrued expenses and other payables	2,639	59,711
Advance from customers	4,447	(34,041)
Income tax payable	73	600
Net cash provided by (used in) operating activities	485,919	(113,880)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(140,345)	(4,971)
Payment for intangible asset	—	(47,839)
Net cash used in investing activities	(140,345)	(52,810)

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in advance from / to related parties	(517,508)	90,230
Net cash provided by (used in) financing activities	(517,508)	90,230

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(5,150)	85,139
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(177,084)	8,679
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	1,554,049	23,048
CASH AND EQUIVALENTS, END OF PERIOD	$1,376,965	$31,727

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid	$184,529	$51,658

See accompanying notes to financial statements.

DBUB GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Statutory Reserve	Other Comprehensive Income	Accumulated Deficit	Total	Noncontrolling Interest
Balance at January 1, 2018	11,267,918	$11,268	$28,443,515	$(50,000)	$11,542,623	$7,953,635	$(51,980,658)	$(4,079,617)	$(76,066)
Foreign currency translation adjustments	—	—	—	—	—	(156,650)	—	(156,650)	(5,232)
Conversion of loan into shares	—	—	717,887	—	—	—	—	717,887	—
Net loss for the quarter	—	—	—	—	—	—	(194,550)	(194,550)	(25,122)
Balance at March 31, 2018	11,267,918	$11,268	$29,161,402	$(50,000)	$11,542,623	$7,796,985	$(52,175,208)	$(3,712,930)	$(106,420)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Statutory Reserve	Other Comprehensive Income	Accumulated Deficit	Total	Noncontrolling Interest
Balance at January 1, 2019	20,935,106	$20,935	29,145,246	$—	$—	$22,939	$(29,872,106)	(682,986)	$—
Foreign currency translation adjustments	—	—	—	—	—	(11,252)	—	(11,252)	—
Net loss for the quarter	—	—	—	—	—	—	(399,765)	(399,765)	—
Balance at March 31, 2019	20,935,106	$20,935	29,145,246	$—	$—	$11,687	$(30,271,871)	$(1,094,003)	$—

See accompanying notes to financial statements.

DBUB GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018

Note 1 - ORGANIZATION

DBUB Group, Inc. (the “Company” or “DBUB”) is a Nevada corporation, organized on August 20, 1998 under the name Editworks Ltd. The Company changed its name several times since its incorporation. On December 21, 2012, the Company changed its name to Yosen Group, Inc. On September 5, 2018, the Company changed its name to DBUB Group Inc. pursuant to a merger of the Company with its wholly-owned subsidiary, DBUB Group Inc., a Nevada corporation.

The Company’s former business was conducted through Capital Future Developments Limited (“Capital”).  On May 22, 2018, the Company transferred all of its equity in Capital and its  affiliates to the former chief executive officer  for the transfer by him to the Company of 1,738,334 shares of common stock, which was the common stock owned by him pursuant to an agreement  dated March 29, 2018.  The 1,738,334 shares of common stock were canceled on May 22, 2018 . The transfer of the equity in Capital included Capital’s subsidiaries and Capital’s equity interest in its affiliates. The Company’s former business is treated as a discontinued operation.

On February 6, 2018, the Company established a wholly owned subsidiary in British Virgin Islands, DB-Link Ltd (“DB-Link”). The Company plans to operate franchising  or operations of restaurants through DB-Link. On June 12, 2018, the Company established a wholly owned subsidiary DBUB PTE. LTD (“DBUB Pte”) in Singapore. On August 30, 2018, the Company established Huantai (Shanghai) Catering Management Co, Ltd. (“Huantai”), a wholly foreign owned subsidiary in China to execute its plan to execute its restaurant franchise business.

The consolidated interim financial information as of March 31, 2019 and for the three month periods ended March 31, 2019 and 2018 was prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, previously filed with the SEC. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2019, results of operations for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

ORGANIZATIONAL CHART

The Company’s corporate structure as of March 31, 2019 is as follows:

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements included herein were prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations.

The parent company does not have operations. Its main activities were incurring expenses relating to its status as a public company in the United States.

Going Concern

The accompanying consolidated financial statements (“CFS”) were prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2019, the Company had a net loss of $399,765. The Company has an accumulated deficit of $30.27 million as of March 31, 2019. There can be no assurance that the Company will become profitable or obtain necessary financing for its business or that it will be able to continue in business. As of March 31, 2019, related parties, including the Company’s chief executive officer, made advances to the Company of $2.62 million. These issues raise substantial doubt regarding the Company’s ability to continue as a going concern.

Principles of Consolidation

The CFS include the accounts of the Company and its subsidiaries, DB-Link, DBUB Pte and Huantai. All material intercompany accounts, transactions, balances and profits were eliminated in consolidation.

Currency Translation

The reporting currency of the Company is the United States dollar. The accounts of Huantai were maintained, and its financial statements were expressed RMB and the accounts of DBUB Pte Singapore dollars (SGD), which are the respective functional currency of the subsidiaries. The Company’s financial statements were translated into United States dollars in accordance with FASB ASC Topic 830-10, ”Foreign Currency Translation,” with the RMB and SGD as the functional currency. According to FASB ASC Topic 830-10, assets and liabilities were translated at the ending exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the year. The resulting translation adjustments are reported as other comprehensive income in accordance with FASB ASC Topic 220, ”Reporting Comprehensive Income,” as a component of shareholders’ equity. Transaction gains and losses are reflected in the consolidated statements of operations and comprehensive loss.

The impact of foreign translation from our accounts in RMB and SGD to U.S. dollars on the Company’s operating results was not material for the three months ended March 31, 2019 and 2018. During the translation process, the assets and liabilities of all subsidiaries are translated into US dollars at period-end exchange rates. The revenues and expenses are translated into U.S. dollars at average exchange rates of the periods. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

	March 31,
	2019	2018
RMB to USD exchange rate at period end	0.1485	0.1594
Average RMB to USD exchange rate for the period	0.1482	0.1572

	March 31,
	2019	2018
SGD to USD exchange rate at period end	0.7383	—
Average SGD to USD exchange rate for the period	0.7381	—

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated Statements of Operations and Comprehensive Loss. As a result of the translation, the Company recorded a foreign currency loss of $11,252 and $156,650 for the three months ended March 31, 2019 and 2018.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These significant accounting estimates or assumptions bear the risk of change because there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from those estimates.

Business Combinations

For a business combination, the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree are recognized at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, are recognized at the full amounts of their fair values. In a bargain purchase in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree, that excess in fair value is recognized as a gain attributable to the acquirer.

Deferred tax liability and assets are recognized for the deferred tax consequences of differences between the tax bases and the recognized values of assets acquired and liabilities assumed in a business combination in accordance with FASB ASC Subtopic 740-10.

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

In addition, the Company’s operations are in the PRC and Singapore. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC and Singapore and by the general state of the PRC’s and Singapore’s economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Contingencies

The Company follows subtopic 450-20 of the FASB ASC to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be reasonably estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Cash and Equivalents

Cash and equivalents include cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

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

Automotive	5 years
Office Equipment	5 years

As of March 31, 2019, and December 31, 2018, property and equipment consisted of the following:

	2019	2018
Automotive	$256,234	$116,284
Less: accumulated depreciation	(16,913)	(8,278)
Total	$239,321	$108,006

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360, “Property, Plant and Equipment,” which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2019 and December 31, 2018, there were no significant impairments of its long-lived assets not related to the discontinued operations.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, accrued liabilities and accounts payable, carrying amounts approximate their FV due to their short maturities. FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the FV of financial instruments held by the Company. The carrying amounts reported in the balance sheets for current liabilities each qualify as financial instruments and are a reasonable estimate of their FVs because of the short period of time between the origination of such instruments and their expected realization and the current market rate of interest.

Fair Value Measurements and Disclosures

FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” defines FV, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for FV measures. The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the FV measurement.

As of March 31, 2019, and December 31, 2018, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

Revenue Recognition

In May 2014 the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

The new revenue standards became effective for the Company on January 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as the Company does not have any revenue yet. As the Company will not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to retained earnings will be required upon adoption.

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

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

Share Based Payment

The Company accounts for share-based compensation to employees in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that share-based payment transactions with employees be measured based on the grant-date FV of the equity instrument issued and recognized as compensation expense over the requisite service period.

The Company accounts for share-based compensation awards to non-employees in accordance with FASB ASC Topic 718 and FASB ASC Subtopic 505-50, “Equity-Based Payments to Non-employees”. Share-based compensation associated with the issuance of equity instruments to non-employees is measured at the FV of the equity instrument issued or committed to be issued, as this is more reliable than the FV of the services received. The FV is measured at the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.

Income Taxes

Income taxes are accounted for using an asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company follows ASC Topic 740, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.

Under the provisions of ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At March 31, 2019 and December 31, 2018, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

DBUB is subject to U.S. corporate income taxes on its taxable income at a rate of up to 21% for taxable years beginning after December 31, 2017 and U.S. corporate income tax on its taxable income of up to 35% for prior tax years. On December 22, 2017, the Tax Cut and Jobs Act (“Tax Act”) was signed into law. The Tax Act introduced a broad range of tax reform measures that significantly changed the federal income tax laws. The provisions of the Tax Act that may have significant impact on the Company, including the permanent reduction of the corporate income tax rate from 35% to 21% effective for tax years including or commencing on January 1, 2018, one-time transition tax on post-1986 foreign unremitted earnings, provision for Global Intangible Low Tax Income (“GILTI”), deduction for Foreign Derived Intangible Income (“FDII”), repeal of the corporate alternative minimum tax, limitation of various business deductions, and modification of the maximum deduction of net operating loss with no carryback but indefinite carryforward provision. Many provisions in the Tax Act are generally effective in tax years beginning after December 31, 2017. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment.

To the extent that portions of its U.S. taxable income, such as Subpart F income or GILTI, are determined to be from sources outside of the U.S., subject to certain limitations, the Company may be able to claim foreign tax credits to offset its U.S. income tax liabilities. Any remaining liabilities are accrued in the Company’s consolidated statements of comprehensive income and estimated tax payments are made when required by U.S. law.

The Act also created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the three months ended March 31, 2019, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

Basic and Diluted Earnings (Loss) per Share

The Company presents net income (loss) per share (“EPS”) in accordance with FASB ASC Topic 260, “Earning Per Share.” Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).

Statement of Cash Flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows”, cash flows from the Company’s operations are calculated based upon local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet. Cash from operating, investing and financing activities is net of assets and liabilities acquired.

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

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Following the Company’s disposal of its existing business in 2018, the Company has one operating segment, the restaurant business, which has not generated any revenues for the three months ended March 31, 2019.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its CFS.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this standard on its CFS.

In June 2018, the FASB issued ASU 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of ASC 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments specify that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The new guidance is effective for SEC filers for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early adoption is permitted. The Company is evaluating the effects of the adoption of this guidance and currently believes that it will impact the accounting of the share-based awards granted to non-employees.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future CFS.

Note 3 - ADVANCES TO SUPPLIERS

Advances to suppliers represent advance payments to suppliers for the purchase of inventory.

Note 4 - PREPAID EXPENSES

Prepaid expenses as of March 31, 2019 and December 31, 2018 was $119,000 and $235,265, respectively. Prepaid expense consists primarily the deferred stock compensation for restricted stocks issued on December 23, 2016. The deferred stock compensation is expensed over three years.

Note 5 - INTANGIBLE ASSETS

Intangible assets consisted of 1) vehicle license fee. Shanghai City controls the number of automobiles to prevent heavy traffic jam and issues certain number of vehicle licenses plate each year by auction, the Company needs to win the auction and pay for the vehicle license plate fee, 2) signing fee to Alvin Leung.

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

Intangible assets consisted of the following at March 31, 2018 and December 31, 2018:

	2019	2018
Signing fee	$118,808	$—
Vehicle license	20,792	20,354
Subtotal	80,196	20,354
Less: accumulated amortization	(5,940)	—
Net	$133,660	$20,354

Amortization of intangible assets for the three months ended March 31, 2019 and 2018 was $5,928 and $0. As of March 31, 2019, the annual amortization for next five years is expected to be $16,039 for each year.

Note 6 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expense and other payables consisted of the following at March 31, 2019 and December 31, 2018:

	2019	2018
Accrued expenses	$101,332	$41,650
Due to unrelated parties	306,361	39,256
Payable for social insurance	377	—
Signing fee payable	59,405	—
Franchise fee	73,175	73,449
Total	$540,650	$402,976

Accrued expenses mainly consisted of accrued payroll, audit and legal fee, etc. Due to unrelated parties were short term advance for the Company’s working capital needs, which bore no interest and payable upon demand.

The Company entered a franchise agreement in August 2018, the Company will grant the franchise right and assist the franchisee to open a franchise restaurant in Taipei City. The franchisee shall pay RMB 1.00 million ($0.15 million) for entering this agreement, 50% of it was paid at signing of the agreement, the remaining 50% shall be paid when the franchisee raised enough restaurant starting fund (not less than RMB 6.00 million ($0.89 million)). The franchisee will receive 50,000 shares of the Company’s stock when the RMB 1.00 million ($0.15 million) is fully paid to the Company. However, as of March 31, 2019, the franchise agreement was ceased and other terms of the franchise agreement was not fulfilled and unlikely to be fulfilled. Accordingly and until the settlement is reached by both parties, the 1st RMB 0.50 million ($0.07 million) that the Company received was recorded as the Company’s liability.

Note 7 - RELATED PARTY TRANSACTIONS

Advance to related party

Advance to related party at March 31, 2019 and December 31, 2018 was $82,213 and $33,693, respectively, representing the advance to the director of DBUB Pte, for his business related use, such as business travel and lodging.

Advance from related parties

The Company borrowed money from certain related parties for its working capital needs. At March 31, 2019 and December 31, 2018, advance from related parties were consisting of the following:

	2019	2018
Loan from CEO (including accrued interest)	$2,070,110	$2,687,008
Loan from an officer (including accrued interest)	531,780	424,942
Loan from affiliated companies (no interest, payable upon demand)	18,032	83,357
Loan from other related party (no interest, payable upon demand)	—	36,564
Total	$2,619,922	$3,231,871

On June 14, 2018, DBUB Pte entered a loan agreement with the Company’s CEO for the amount of SGD 5.00 million ($3.69 million) for a term of 24 months. The annual interest rate is 24%. The borrower can make repayment of the loan anytime without prepayment penalty. As of March 31, 2019 and December 31, 2019, DBUB Pte owed CEO principal and accrued interest of $1.95 million and $2.57 million, respectively.

On January 25, 2018, Huantai entered a loan agreement with the Company’s CEO for the amount of RMB 700,000 ($0.10 million) with maturity on December 31, 2018. The monthly interest rate is 2%. The borrow may choose to make the repayment anytime without prepayment penalty. The loan agreement is orally extended at maturity and become payable upon demand. As of March 31, 2019 and December 31, 2019, Huantai owed CEO principal and accrued interest of $0.12 million and $0.12 million, respectively.

On July 2, 2018, Huantai entered a loan agreement with the Company’s officer for the amount of RMB 5.00 million ($0.74 million ) with maturity on December 31, 2018. The monthly interest rate is 2%. The borrow may choose to make the repayment anytime without prepayment penalty. The loan agreement is orally extended at maturity and become payable upon demand. As of March 31, 2019 and December 31, 2019, Huantai owed this officer principal and accrued interest of $0.53 million and $0.42 million, respectively.

Note 8 - COMMON STOCK

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

The warrants were expired on March 17, 2019, there is no any outstanding warrants and options at March 31, 2019.

Note 9 - INCOME TAXES

The parent company is subject to the U.S. federal income tax at 21% in three months ended March 31, 2019 and 2018. The parent company does not conduct any operations and only incurs expenses, such as legal fees, accounting fees, investor relations expenses and filing fees, relating to the Company’s status as a reporting company under the U.S. securities laws. DB-Link Ltd is not subject to U.S. or PRC income tax and is not subject to income tax in the British Virgin Islands.

In three months ended March 31, 2019 and 2018, the U.S. parent company incurred a net operating loss of $41,681 and $59,541. As a result, $8,753 and $12,504 of deferred tax assets and the same amount of valuation allowance were recorded to offset deferred tax assets in three months ended March 31, 2019 and 2018.

The Company’s PRC subsidiary Huantai was subject to the PRC income tax at a rate of 25%. Singapore subsidiary DBUB Pte was subject to an income tax rate of 17%.

The components of deferred income tax assets and liabilities as of March 31, 2019 and December 31, 2018 are as follows:

	2019	2018
Deferred tax assets:
U.S. net operating losses	$71,920	$63,167
PRC operation	105,856	69,593
Singapore operation	128,517	89,133
Discontinued operation	—	37,753
Total deferred tax assets	306,293	259,646
Less valuation allowance	(306,293)	(259,646)
	$—	$—

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows for the three months ended March 31, 2019 and 2018.

	2019	2018
Tax benefit at US Statutory Rate	(21.0)%	(21.0)%
Tax rate difference	0.8%	(2.9)%
Valuation allowance	20.2%	23.9%
Effective rate	—%	—%

Note 10 – DISCONTINUED OPERATIONS

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

Results of Operations

We incurred general and administrative expenses of $297,135 and $67,420, respectively, for the three months ended March 31, 2019 and 2018. These expenses related primary to expenses incurred as a public reporting company such as audit fees, legal fees, filing, transfer agent fees and, to a lesser extent, starting from mid-2018 through March 31, 2019, increased expenses relating to preliminary efforts to begin to develop our restaurant business. Our loss from operations was $297,135 and $67,420 respectively, for three months ended March 31, 2019 and 2018.

For the three months ended March 31, 2019, we had total non-operating expense of $102,630, including $136,303 interest expense on the loans from the CEO and an officer, and bank charge $1,284, which was partly offset by event and brand management income of $34,694. For the three months ended March 31, 2018, we had total non-operating income of $218.

For the three months ended March 31, 2019, we have a net loss of $399,765, or $0.02 loss per share (basic and diluted). For the three months ended March 31, 2018, we have a net loss attributable to us of $194,550, or $0.02 loss per share (basic and diluted). The net loss from continuing operations was $0.01 loss per share and the net loss from discontinued operations was $0.01 loss per share.

Foreign Currency Translation Adjustments

The impact of foreign translation from our accounts in RMB to US dollar on our operating results was not material. During the translation process, the assets and liabilities of all PRC subsidiaries and Singapore  are translated into US dollars at period end exchange rates. The revenues and expenses are translated into US dollars at average exchange rates of the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

	2019	2018
RMB to USD exchange rate at period end	0.1485	0.1594
Average RMB to USD exchange rate for the period	0.1482	0.1572
SGD to USD exchange rate at period end	0.7383	—
Average SGD to USD exchange rate for the period	0.7381	—

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated results of operations. As a result of the translation, DBUB recorded a foreign currency loss of $11,243 for the three months ended March 31, 2019 and $156,650 for the three months ended March 31, 2018, which is a separate line item on the Statements of Operations and Comprehensive Loss.

Liquidity and Capital Resources

Operations and liquidity needs are funded primarily through cash flows from advances from related parties including our CEO and an officer and equity financing.

As of March 31, 2019, cash and equivalents were $1,376,965, the Company’s current assets totaled $1,699,128, the Company’s current liabilities were $3,166,112, and the Company’s working capital deficiency was $1,466,984. During the three months ended March 31, 2019, the Company’s net cash provided by operating activities was $485,919. Cash and equivalents as of March 31, 2019 were solely bank accounts in the US, Singapore and China.

As of December 31, 2018, cash and equivalents were $1,554,049, the Company’s current assets totaled $2,840,690, the Company’s current liabilities were $3,652,036, and the Company’s working capital deficiency was $811,346. For the three months ended March 31, 2018, the Company’s net cash used in operating activities was $113,880. Our cash used and provided for the three months ended March 31, 2019 and 2018 was as follows:

	2019	2018
Net cash provided by (used in) operating activities	$485,919	$(113,880)
Net cash used in investing activities	(140,345)	(52,810)
Net cash provided by (used in) financing activities	(517,508)	90,230
Effect of exchange rate change on cash and equivalents	(5,150)	85,139
Net increase (decrease) in cash and equivalents	(177,084)	8,679
Cash and equivalents at beginning of period	1,554,049	23,048
Cash and equivalents at end of period	$1,376,965	$31,727

Net cash provided by operating activities was $485,919 for the three months ended March 31,2019 compared to net cash used in operating activities of $113,880 for the three months ended March 31, 2018. This increase in net cash provided by operating activities for the three months ended March 31, 2019 was mainly attributable to increase in cash inflow of prepaid expenses and deposit by $566,071, and increase in cash inflow of other receivables by $300,333; which was partly offset by increased net loss by $180,093, and decreased cash inflow from accounts receivable by $51,025, and decreased cash inflow from inventory by $52,456.

Net cash used in investing activities for the three months ended March 31, 2019 was $140,345. It consisted mainly of equipment purchase amounted to $140,435. Net cash used in investing activities for the three months ended March 31, 2018 was $52,810, which was attributed to $4,971 equipment purchase and $47,839 payment to Alvin for entering an agreement with him for developing the restaurant business with Alvin’s expertise.

Net cash used in financing activities for the three months ended March 31, 2019 was $517,508. Net cash provided by financing activities for the three months ended March 31, 2018 was $90,230. The increase in cash outflow in the three months ended March 31, 2019 was mainly due to repayment of loan principal and interest to CEO.

Working Capital Requirements

With the change in our business, our working capital requirements relate to our proposed restaurant business. Before we can open any restaurant, we will need sufficient upfront capital to cover our cash outlays before we generate revenue. These expenditures include finding an acceptable location, negotiating a lease and making the initial payments under the lease, making the leasehold improvements, including the purchase or lease of restaurant equipment, obtaining necessary permits, developing relationships with food suppliers and the media, and recruiting and training staff and payroll during the preopening period. Until we have demonstrated that we are able to operate an upscale restaurant profitable, we may have difficulty in obtaining the financing. It may be necessary for us to provide the financing source with an equity position in a restaurant, which would reduce our percentage interest in the restaurant. Our principal source of funds for the three months ended March 31, 2019 was loans from related parties, including our chief executive officer and an officer. These loans had term with range from six months to 24 months with annual interest of 24% (see Note 7). To the extent we have to raise funds through the sale of our equity securities, it would be necessary for us to issue equity at a discount from the market price, which could result in significant dilution to our stockholders. We do not have any agreement or understanding with any financing source and we cannot assure you we will be able to obtain the funding required for any restaurant. To the extent we are not able to obtain the necessary financing, we may not be able to open restaurants, which would severely impair our ability to operate profitably. There is no assurance we will be able to raise any funds on terms favorable to us, or at all or that related parties will provide us with short-term financing to meet our immediate cash needs. In the event we issue shares of equity or convertible securities, the shares held by our existing stockholders would be diluted. Future expansion will be limited by the availability of financing products and raising capital.

Going Concern

As discussed in Note 2 to the financial statements, we had net loss of $399,765 and $194,550 for three months ended March 31, 2019 and 2018, respectively. Our accumulated deficit was $30.27 million as of March 31, 2019. In addition, our cash position substantially deteriorated from 2010, and we have significant cash requirements for our restaurant business. These issues raise substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders’ equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements (“CFS”), which were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our CFS, we believe the following accounting policies are the most critical to assist you in fully understanding and evaluating this management discussion and analysis.

Principles of Consolidation

The CFS include the accounts of the Company and its subsidiaries, DB-Link, DBUB Pte and Huantai. All material intercompany accounts, transactions, balances and profits were eliminated in consolidation.

Revenue Recognition

In May 2014 the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

The new revenue standards became effective for the Company on January 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as the Company does not have any revenue yet. As the Company will not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to retained earnings will be required upon adoption.

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

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

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Following the Company’s disposal of its existing business in 2018, the Company has one operating segment, the restaurant business, which has not generated any revenues for the three months ended March 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures as of March 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal controls identified in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our  internal control over financial reporting (“ICFR”) that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our ICFR.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A. RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuance of options or shares, registered or not, during three-month period ended March 31, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended March 31, 2019.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No	Document Description
3.1*	Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference from the Registrant’s Exhibit 3/1 of Form 8-K filed with the SEC on January 3, 2007)
3.2*	By-laws of the Registrant (Incorporated by reference from the Registrants Exhibit 3.2 of Annual Report on Form 10-K filed with the SEC on March 27, 2008)
31.1**	Certification of Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of the Principal Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2***	Certification of Principal Accounting and Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed
**	Filed herewith
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DBUB GROUP, INC.

Dated: May 20, 2019	By:	/s/ Zinan Zhou
Zinan Zhou
Chief Executive Officer and Director (Principal Executive Officer)

