Form 10-Q
period 2019-06-30
DBUB GROUP, INC
filed 2019-08-14
CIK 1076784

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

+086-156-18521412

N/A

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐  No ☒

As of August 14, 2019, there were 20,965,106  shares of common stock, $0.001 par value, outstanding.

1

TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, Financial Statements and Notes to Financial Statements contain forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (SEC), including without limitation, the following sections: Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “20,” “could,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DBUB GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2019 (UNAUDITED)	DECEMBER 31, 2018
ASSETS
CURRENT ASSETS
Cash and equivalents	$111,637	$1,554,049
Other receivables	8,168	305,523
Prepaid expenses	161,172	341,089
Deposits	9,503	606,336
Advance to related party	345,488	33,693
Total current assets	635,968	2,840,690
NON-CURRENT ASSETS
Fixed assets, net	232,193	108,006
Intangible assets, net	125,273	20,354
Total noncurrent assets	357,466	128,360
TOTAL ASSETS	$993,434	$2,969,050

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$—	$11,837
Advance from customers	19,799	4,362
Accrued expenses and other payables	297,791	402,976
Income tax payable	33	990
Advance from related parties	2,213,415	3,231,871
Total liabilities	2,531,038	3,652,036

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 50,000,000 shares authorized, 20,935,106 shares issued and outstanding	20,935	20,935
Additional paid-in capital	29,145,246	29,145,246
Other accumulated comprehensive income	23,583	22,939
Accumulated deficit	(30,727,368)	(29,872,106)
Total stockholders’ deficit	(1,537,604)	(682,986)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$993,434	$2,969,050

See accompanying notes to financial statements.

DBUB GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$—

Cost of revenue	—	—	—	—
Gross profit	—	—	—	—
General and administrative expenses	639,857	136,674	342,722	69,253
Loss from operations	(639,857)	(136,674)	(342,722)	(69,253)

Other (income) expenses
Interest income	403	—	140	—
Interest expense	(260,882)	—	(124,579)	—
Bank charge	(2,795)	—	(1,511)	—
Other income (expense)	47,869	(380)	13,175	(162)
Total other expenses, net	(215,405)	(380)	(112,775)	(162)
Loss from continuing operations before income tax	(855,262)	(137,054)	(455,497)	(69,415)

Provision for income tax	—	—	—	—
Loss from continuing operations	(855,262)	(137,054)	(455,497)	(69,415)

Loss from operations of discontinued entities, net of income tax	—	(222,077)	—	(70,043)
Gain from disposition of discontinued operations, net of income taxes	—	4,077,267	—	4,077,267
Net income (loss) including noncontrolling interest	(855,262)	3,718,136	(455,497)	3,937,809

Net loss attributable to noncontrolling interest	—	(39,923)	—	(14,801)
Net income (loss) attributable to DBUB Group	(855,262)	3,758,059	(455,497)	3,952,610

Other comprehensive items:
Foreign currency translation income attributable to DBUB Group	644	86,748	11,896	253,862
Foreign currency translation loss attributable to noncontrolling interest	—	(3,777)	—	(9,009)
Comprehensive income (loss) attributable to DBUB Group	$(854,618)	$3,844,807	$(443,601)	$4,206,472

Comprehensive loss attributable to noncontrolling interest	$—	$(43,700)	$—	$(23,810)

Basic and diluted income (loss) per share:
Continuing operations	$(0.04)	$(0.01)	$(0.02)	$(0.01)
Discontinued operations	$—	$0.27	$—	$0.23
Net income (loss) per share	$(0.04)	$0.26	$(0.02)	$0.22

Weighted average shares outstanding:
Basic and diluted	20,935,106	12,270,915	20,935,106	17,601,256

See accompanying notes to financial statements.

DBUB GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interest	$(855,262)	$3,718,136
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by operating activities:
Stock based compensation	79,334	79,334
Depreciation and amortization	29,153	37,991
Net gain on disposal of discontinued operations	—	(4,076,277)
Changes in assets and liabilities:
Accounts receivables - discontinued operations	—	36,373
Other receivables	295,365	—
Other receivables - discontinued operations	—	(5,180)
Inventories - discontinued operations	—	159,634
Prepaid expenses and deposits	558,213	(8,000)
Advance to suppliers - discontinued operations	—	11,385
Other noncurrent asset - discontinued operations	—	66,935
Accounts payable	(12,002)	—
Accounts payable - discontinued operations	—	(97,968)
Accrued expenses and other payables	31,615	57,100
Accrued expenses and other payables - discontinued operations	—	921,394
Advance from customers	20,037	—
Advance from customers - discontinued operations	—	(35,520)
Income tax payable	(970)	—
Income tax payable - discontinued operations	—	40
Net cash provided by operating activities	145,483	865,377

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(141,336)	—
Purchase of property and equipment - discontinued operations	—	(4,967)
Payment for intangible asset	—	(62,822)
Net cash used in investing activities	(141,336)	(67,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loans - discontinued operations	—	(29,369)
Changes in advance from / to related parties	(1,437,126)	—
Changes in advance from / to related parties - discontinued operations	—	(770,779)
Net cash used in financing activities	(1,437,126)	(800,148)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(9,433)	2,030

NET DECREASE IN CASH AND EQUIVALENTS	(1,442,412)	(530)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	1,554,049	7,881

CASH AND EQUIVALENTS, END OF PERIOD	$111,637	$7,351

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid	$183,952	$79,204

See accompanying notes to financial statements.

DBUB GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Statutory Reserve	Other Comprehensive Income	Accumulated Deficit	Total	Noncontrolling Interest
Balance at January 1, 2018	11,267,918	$11,268	$28,443,515	$(50,000)	$11,542,623	$7,953,635	$(51,980,658)	$(4,079,617)	$(76,067)
Foreign currency translation adjustments	—	—	—	—	—	(161,882)	—	(161,882)	(5,232)
Conversion of loan into shares	—	—	717,887	—	—	—	—	717,887	—
Net loss for the quarter	—	—	—	—	—	—	(194,550)	(194,550)	(25,122)
Balance at March 31, 2018	11,267,918	11,268	29,161,402	(50,000)	11,542,623	7,791,753	(52,175,208)	(3,718,162)	(106,421)
Disposal of subsidiary	—	—	—	50,000	(11,542,623)	(8,036,299)	18,689,812	(839,110)	106,421
Foreign currency translation adjustments	—	—	—	—	—	244,853	—	244,853	—
Conversion of loan into shares	10,255,522	10,255	707,631	—	—	—	—	717,886	—
Exchange of shares for the disposal of PRC subsidiaries to the former CEO	(1,738,334)	(1,738)	(311,162)	—	—	—	—	(312,900)	—
Net loss for the quarter	—	—	—	—	—	—	3,952,610	3,952,610	—
Balance at June 30, 2018	19,785,106	$19,785	$29,557,871	$—	$—	$307	$(29,532,786)	$45,177	$—

Balance at January 1, 2019	20,935,106	$20,935	$29,145,246	$—	$—	$22,939	$(29,872,106)	$(682,986)	$—
Foreign currency translation adjustments	—	—	—	—	—	(11,252)	—	(11,252)	—
Net loss for the quarter	—	—	—	—	—	—	(399,765)	(399,765)	—
Balance at March 31, 2019	20,935,106	20,935	29,145,246	—	—	11,687	(30,271,871)	(1,094,003)	—
Foreign currency translation adjustments	—	—	—	—	—	11,896	—	11,896	—
Net loss for the quarter	—	—	—	—	—	—	(455,497)	(455,497)	—
Balance at June 30, 2019	20,935,106	$20,935	$29,145,246	$—	$—	$23,583	$(30,727,368)	$(1,537,604)	$—

Cancellation of shares exchanged for disposal of subsidiaries

See accompanying notes to financial statements.

DBUB GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018

Note 1 - ORGANIZATION

DBUB Group, Inc. (the “Company” or “DBUB”) is a Nevada corporation, organized on August 20, 1998 under the name Editworks Ltd. The Company changed its name several times since incorporation. On December 21, 2012, the Company changed its name to Yosen Group, Inc. On September 5, 2018, the Company changed its name to DBUB Group Inc. pursuant to a merger of the Company with its wholly-owned subsidiary, DBUB Group Inc., a Nevada corporation.

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

ORGANIZATIONAL CHART

The Company’s corporate structure as of June 30, 2019 is as follows:

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements (“CFS”) were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The consolidated interim financial information as of June 30, 2019 and for the six and three month periods ended June 30, 2019 and 2018 was prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with US GAAP were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, previously filed with the SEC. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2019, results of operations for the six and three months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The parent company has no operations. Its main activities were incurring expenses arising from its status as a public company in the United States.

Going Concern

The accompanying consolidated financial statements (“CFS”) were prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2019, the Company had a net loss of $855,262. The Company has an accumulated deficit of $30.73 million as of June 30, 2019. There can be no assurance that the Company will become profitable or obtain necessary financing for its business or that it will be able to continue in business. As of June 30, 2019, related parties, including the Company’s chief executive officer, made advances to the Company of $2.21 million. These issues raise substantial doubt regarding the Company’s ability to continue as a going concern.

In addition to develop the current restaurant operation business, the Company is also seeking additional potential assets, properties or businesses to acquire, in a business combination, by reorganization, merger or acquisition.  The plan of operation for the next 12 months is to: (i) determine which industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) commence operations through funding a start-up enterprise and/or acquiring an existing business or entering into a business combination with a “going concern” engaged in any industry selected.  The Company is unable to predict when and if it may actually participate in any specific business endeavor, and the Company will be unable to do so until it determines the particular industry in which the Company may conduct business operations.

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

The impact of foreign translation from our accounts in RMB and SGD to U.S. dollars on the Company’s operating results was not material for the six and three months ended June 30, 2019 and 2018. During the translation process, the assets and liabilities of all subsidiaries are translated into US dollars at period-end exchange rates. The revenues and expenses are translated into U.S. dollars at average exchange rates of the periods. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity .

	Six Months Ended June 30,
	2019	2018
RMB to USD exchange rate at period end	0.1474	0.1511
Average RMB to USD exchange rate for the period	0.1457	0.1571

	Six months Ended June 30,
	2019	2018
SGD to USD exchange rate at period end	0.7358	N/A
Average SGD to USD exchange rate for the period	0.7389	N/A

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated Statements of Operations and Comprehensive Loss. As a result of the translation, the Company recorded a foreign currency income of $644 and $86,748 for the six months ended June 30, 2019 and 2018. As a result of the translation, the Company recorded a foreign currency income of $11,896 and $253,862 for the three months ended June 30, 2019 and 2018.

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

Automotive	5 years
Office Equipment	5 years

As of June 30, 2019, and December 31, 2018, property and equipment consisted of the following:

	2019	2018
Automotive	$107,145	$116,284
Office Equipment	150,736	—
Subtotal	257,881	116,284
Less: accumulated depreciation	(25,688)	(8,278)
Total	$232,193	$108,006

Depreciation for the six months ended June 30, 2019 and 2018 was $17,434 and $37,991, respectively. Depreciation for the three months ended June 30, 2019 and 2018 was $8,769 and $18,639, respectively.

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360, “Property, Plant and Equipment,” which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value (“FV”) of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that FV are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2019 and December 31, 2018, there were no significant impairments of its long-lived assets not related to the discontinued operations.

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

As of June 30, 2019, and December 31, 2018, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

Under the provisions of ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At June 30, 2019 and December 31, 2018, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Basic and Diluted Earnings (Loss) per Share

The Company presents net income (loss) per share (“EPS”) in accordance with FASB ASC Topic 260, “Earning Per Share.” Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the six and three months ended June 30, 2019 and 2018, there is no any diluted shares, nor any shares, options or warrants that were anti-dilutive.

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

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Following the Company’s disposal of its existing business in 2018, the Company has one operating segment, the restaurant business, which has not generated any revenues for the six and three months ended June 30, 2019.

Leases

On January 1, 2019, the Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet for all leases with terms longer than 12 months and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company concluded the adoption of this new AUS did not have a material impact to the Company’s CFS due to the Company does not have any lease that is longer than 12 months.

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

Note 3 - PREPAID EXPENSES

Prepaid expenses as of June 30, 2019 and December 31, 2018 was $161,172 and $341,089, respectively. Prepaid expense consists primarily 1) prepaid travel expense and prepaid IT consulting expense of $81,839 and $105,824 at June 30, 2019 and December 31, 2018, respectively, 2) the deferred stock compensation for restricted stocks issued on December 23, 2016. The deferred stock compensation is expensed over three years. During the six months ended June 30, 2019 and 2018, the Company recorded $79,334 stock compensation expense for each period. During the three months ended June 30, 2019 and 2018, the Company recorded $39,667 stock compensation expense for each period. At June 30, 2019 and December 31, 2018, deferred stock compensation was $79,333 and $235,265, respectively.

Note 4 - INTANGIBLE ASSETS

Intangible assets consisted of 1) vehicle license fee. Shanghai City controls the number of automobiles to prevent heavy traffic jam and issues certain number of vehicle licenses plate each year by auction, the Company needs to win the auction and pay for the vehicle license plate fee, the Company owns the vehicle license fee infinitely, therefore, no amortization is provided, 2) signing fee to Alvin Leung, and is amortized over five years.

On April 3, 2018, DB-Link entered into a cooperation agreement with Alvin Leung, as co-founder, regarding brand cooperation and the catering business in the territory of the Mainland China, Australia, New Zealand and the United States (the “initial territory”). The agreement provides that Mr. Leung will exclusively work with DB-Link in the initial territory and will provide DB-Link with the brand names of “Bo” and “Daimon” in the initial territory, and he granted DB-Link the right of first cooperation before seeking similar cooperation with other parties in Canada, Hong Kong and Europe. The agreement does not have an expiration date. DB-Link’s business will be operated by joint venture entities in which DB-Link will hold a 66% equity interest and Mr. Leung a 34% interest. In addition, DB-Link will pay Mr. Leung RMB 800,000 ($116,000), RMB 550,000 ($80,000) was paid with the remaining balance of RMB 250,000 ($36,000) payable in 2019.

Intangible assets consisted of the following at June 30, 2018 and December 31, 2018:

	2019	2018
Signing fee	$116,533	$—
Vehicle license	20,393	20,354
Subtotal	136,926	20,354
Less: accumulated amortization	(11,653)	—
Net	$125,273	$20,354

Amortization of intangible assets for the six months ended June 30, 2019 and 2018 was $11,793 and $0, respectively. Amortization of intangible assets for the three months ended June 30, 2019 and 2018 was $5,865 and $0, respectively. As of June 30, 2019, the annual amortization for next five years is expected to be $23,200 for each year.

Note 5 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expense and other payables consisted of the following at June 30, 2019 and December 31, 2018:

	2019	2018
Accrued expenses	$33,456	$41,650
Due to unrelated parties	154,683	287,877
Signing fee payable	36,417	—
Franchise fee	73,235	73,449
Total	$297,791	$402,976

Accrued expenses mainly consisted of accrued payroll, audit and legal fee, etc. Due to unrelated parties were short term advances for the Company’s working capital needs, which bear no interest and are payable upon demand.

The Company entered into a franchise agreement in August 2018, the Company will grant the franchise right and assist the franchisee to open a franchise restaurant in Taipei City. The franchisee shall pay RMB 1.00 million ($0.15 million) for entering this agreement, 50% of it was paid at signing of the agreement, the remaining 50% shall be paid when the franchisee raised enough restaurant starting fund (not less than RMB 6.00 million ($0.89 million)). The franchisee will receive 50,000 shares of the Company’s stock when the RMB 1.00 million ($0.15 million) is fully paid to the Company. However, as of June 30, 2019, the franchise agreement was suspended and other terms of the franchise agreement was not fulfilled and unlikely to be fulfilled. Accordingly and until the settlement is reached by both parties, the 1st RMB 0.50 million ($0.07 million) that the Company received was recorded as the Company’s liability.

Signing fee represented the remaining balance payable to Alvin Leung under a cooperation agreement described in Note 5.

Note 6 - RELATED PARTY TRANSACTIONS

Advance to related party

Advance to related party at June 30, 2019 and December 31, 2018 was $345,488 and $33,693, respectively, representing the advance to the director of DBUB Pte, for his business related expenses, such as business travel and lodging. The director will repay the advance to the Company in August 2019 for any remaining unused travel advances.

Advance from related parties

The Company borrowed money from certain related parties for its working capital needs. At June 30, 2019 and December 31, 2018, advance from related parties were consisting of the following:

	2019	2018
Loan from CEO (including accrued interest)	$1,397,498	$2,687,008
Loan from an officer (including accrued interest)	814,254	424,942
Loan from affiliated companies (no interest, payable upon demand)	1,663	83,357
Loan from other related party (no interest, payable upon demand)	—	36,564
Total	$2,213,415	$3,231,871

On June 14, 2018, DBUB Pte entered a loan agreement with the Company’s CEO for SGD 5.00 million ($3.69 million) for 24 months. The annual interest rate is 24%. The borrower can make repayment of the loan anytime without prepayment penalty. As of June 30, 2019 and December 31, 2019, DBUB Pte owed CEO principal and accrued interest of $1.26 million and $2.57 million, respectively.

On January 25, 2018, Huantai entered a loan agreement with the Company’s CEO for RMB 700,000 ($0.10 million) with maturity on December 31, 2018. The monthly interest rate is 2%. The borrow may choose to make the repayment anytime without prepayment penalty. The loan agreement was orally extended at maturity and become payable upon demand. As of June 30, 2019 and December 31, 2019, Huantai owed CEO principal and accrued interest of $0.14 million and $0.12 million, respectively.

On July 2, 2018, Huantai entered a loan agreement with the Company’s officer for RMB 5.00 million ($0.74 million ) with maturity on December 31, 2018. The monthly interest rate is 2%. The borrow may choose to make the repayment anytime without prepayment penalty. The loan agreement was orally extended at maturity and become payable upon demand. As of June 30, 2019 and December 31, 2019, Huantai owed this officer principal and accrued interest of $0.81 million and $0.42 million, respectively.

During the six months ended June 30, 2019 and 2018, the Company recorded $260,882 and $0 interest expense, respectively, on loans from the related parties. During the three months ended June 30, 2019 and 2018, the Company recorded $124,579 and $0 interest expense, respectively, on loans from the related parties.

Note 7 - COMMON STOCK

On March 18, 2016, the Company issued warrants to purchase 190,532 shares of common stock at $0.75 per share as part of a private placement of 190,532 units with each unit consisting of one share of common stock and a three-year warrant to purchase one share of common stock. The Company determined that the FV of these warrants was $206,917 based on the following assumptions:

Term	3 years
Expected volatility	178%
Risk – free interest rate	1.0%
Dividend yield	0%
Weighted-average grant date fair value	$1.086

The warrants were expired on March 17, 2019, there are no any outstanding warrants or options at June 30, 2019.

On December 23, 2016, the Company’s BOD adopted the Company’s 2016 Restricted Stock Plan (the “2016 Plan”).  The 2016 Plan provides for the granting of restricted stock awards to employees, directors and consultants of the Company and the employees, directors and consultants of the Company’s affiliates. Under the 2016 Plan, 1,360,000 shares of the Company’s common stock were initially available for issuance for awards.   As of December 31, 2016, 1,150,000 of the shares available for issuance under the 2016 Plan were issued. In January 2017, 210,000 shares available for issuance were issued. The common stock was valued at grant date with a FV of $476,000. During the six months ended June 30, 2019 and 2018, $79,334 was recognized as stock based compensation expense. During the three months ended June 30, 2019 and 2018, $39,667 was recognized as stock based compensation expense (see note 4).

Note 8 - INCOME TAXES

The parent company is subject to the U.S. federal income tax at 21% in six months ended June 30, 2019 and 2018. The parent company does not conduct any operations and only incurs expenses, such as legal fees, accounting fees, investor relations expenses and filing fees, relating to the Company’s status as a reporting company under the U.S. securities laws. DB-Link Ltd is not subject to U.S. or PRC income tax and is not subject to income tax in the British Virgin Islands.

In six months ended June 30, 2019 and 2018, the U.S. parent company incurred a net operating loss of $38,320 and $128,964. As a result, $8,047 and $27,802 of deferred tax assets and the same amount of valuation allowance were recorded to offset deferred tax assets in six months ended June 30, 2019 and 2018.

In three months ended June 30, 2019 and 2018, the U.S. parent company incurred a net operating income of $3,361 and net loss $69,422. As a result, $706 and $15,298 of deferred tax assets and the same amount of valuation allowance were recorded to offset deferred tax assets in three months ended June 30, 2019 and 2018.

The Company’s PRC subsidiary Huantai was subject to the PRC income tax at a rate of 25%. Singapore subsidiary DBUB Pte was subject to an income tax rate of 17%.

The components of deferred income tax assets and liabilities as of June 30, 2019 and December 31, 2018 are as follows:

	2019	2018
Deferred tax assets:
U.S. net operating losses	$71,214	$63,167
PRC operation	150,915	69,593
Singapore operation	166,706	89,133
Discontinued operation	—	37,753
Total deferred tax assets	388,835	259,646
Less valuation allowance	(388,835)	(259,646)
	$—	$—

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows for the six months ended June 30, 2019 and 2018.

	2019	2018
Tax benefit at US Statutory Rate	(21.0)%	(21.0)%
Tax rate difference	1.48%	(2.0)%
Valuation allowance	19.52%	23.0%
Effective rate	—%	—%

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows for the three months ended June 30, 2019 and 2018.

	2019	2018
Tax benefit at US Statutory Rate	(21.0)%	(21.0)%
Tax rate difference	2.15%	(2.0)%
Valuation allowance	18.85%	23.0%
Effective rate	—%	—%

Note 9 – DISCONTINUED OPERATIONS

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

Note 10 – SUBSEQUENT EVENTS

In July 2019, the Company received $2,100 for the issuance of 30,000 common shares for the Company’s working capital needs.

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

In furtherance of our plan to engage in the upscale restaurant business, on April 3, 2018, DB-Link entered into an agreement dated March 16, 2018, with Alvin Leung, regarding brand cooperation and the catering business in the initial territory of mainland China. The agreement provides that Mr. Leung will exclusively work with DB-Link in the initial territory and will provide DB-Link with the brand names of “Bo” and “Daimon” in the initial territory, and he granted DB-Link a first right of cooperation before seeking similar cooperation with other third parties in Canada, Hong Kong and Europe. DB-Link’s business will be operated by joint venture entities in which DB-Link will hold a 66% equity interest and Mr. Leung a 34% interest. In addition, DB-Link will pay Mr. Leung RMB 800,000 ($116,000), RMB 550,000 ($80,000) was paid with the remaining balance of $36,000 payable in 2019.

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

Results of Operations

For the three months ended June 30, 2019 and 2018

We incurred general and administrative expenses of $342,722 and $69,253, respectively, for the three months ended June 30, 2019 and 2018. These expenses related primary to expenses incurred as a public reporting company such as audit fees, legal fees, filing, transfer agent fees and, to a lesser extent, starting from mid-2018 through June 30, 2019, increased expenses relating to preliminary efforts to begin to develop our restaurant business. Our loss from operations was $342,722 and $69,253 respectively, for three months ended June 30, 2019 and 2018.

For the three months ended June 30, 2019, we had total non-operating expense of $112,775, including $124,579 interest expense on the loans from the CEO and an officer, and bank charge $1,511, which was partly offset by event and brand management income of $13,175. For the three months ended June 30, 2018, we had total non-operating expense of $162.

For the three months ended June 30, 2019, we had a net loss of $455,497, or $0.02 loss per share (basic and diluted). For the three months ended June 30, 2018, we had a net income attributable to us of $3,952,610, mainly resulting from the gain from disposed entities of $4,007,224, we had $0.22 income per share (basic and diluted), consisting of $0.01 loss per share from continuing operations, and $0.23 income per share from discontinued operations.

For the six months ended June 30, 2019 and 2018

We incurred general and administrative expenses of $639,857 and $136,674, respectively, for the six months ended June 30, 2019 and 2018. These expenses related primary to expenses incurred as a public reporting company such as audit fees, legal fees, filing, transfer agent fees and, to a lesser extent, starting from mid-2018 through June 30, 2019, increased expenses relating to preliminary efforts to begin to develop our restaurant business. Our loss from operations was $639,857 and $136,674 respectively, for six months ended June 30, 2019 and 2018.

For the six months ended June 30, 2019, we had total non-operating expense of $215,405, including $260,882 interest expense on the loans from the CEO and an officer, and bank charge $2,795, which was partly offset by event and brand management income of $47,869. For the six months ended June 30, 2018, we had total non-operating expense of $380.

For the six months ended June 30, 2019, we had a net loss of $855,262, or $0.04 loss per share (basic and diluted). For the six months ended June 30, 2018, we had a net income attributable to us of $3,758,059, mainly resulting from the gain from disposed entities of $3,855,190, we had $0.26 income per share (basic and diluted), consisting of $0.01 loss per share from continuing operations, and $0.27 income per share from discontinued operations.

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

	Six Months Ended June 30,
	2019	2018
RMB to USD exchange rate at period end	0.1474	0.1511
Average RMB to USD exchange rate for the period	0.1457	0.1571

	Six months Ended June 30,
	2019	2018
SGD to USD exchange rate at period end	0.7358	N/A
Average SGD to USD exchange rate for the period	0.7389	N/A

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated results of operations. As a result of the translation, DBUB recorded a foreign currency gain of $644 for the six months ended June 30, 2019 and $86,748 for the six months ended June 30, 2018; for the three months ended June 30, 2019 and 2018, DBUB recorded a foreign currency gain of $11,896 and $253,862, respectively, which is a separate line item on the Statements of Operations and Comprehensive Loss.

Liquidity and Capital Resources

Operations and liquidity needs are funded primarily through cash flows from advances from related parties including our CEO and an officer and equity financing.

As of June 30, 2019, cash and equivalents were $111,637, the Company’s current assets totaled $635,968, the Company’s current liabilities were $2,531,038, and the Company’s working capital deficiency was $1,895,070. During the six months ended June 30, 2019, the Company’s net cash provided by operating activities was $145,483. Cash and equivalents as of June 30, 2019 were solely bank accounts in the Singapore and China.

As of December 31, 2018, cash and equivalents were $1,554,049, the Company’s current assets totaled $2,840,690, the Company’s current liabilities were $3,652,036, and the Company’s working capital deficiency was $811,346. For the six months ended June 30, 2018, the Company’s net cash used in operating activities was $865,377. Our cash used and provided for the six months ended June 30, 2019 and 2018 was as follows:

	2019	2018
Net cash provided by operating activities	$145,483	$865,377
Net cash used in investing activities	(141,336)	(67,789)
Net cash used in financing activities	(1,437,126)	(800,148)
Effect of exchange rate change on cash and equivalents	(9,433)	2,030
Net increase (decrease) in cash and equivalents	(1,442,412)	(530)
Cash and equivalents at beginning of period	1,554,049	7,881
Cash and equivalents at end of period	$111,637	$7,351

Net cash provided by operating activities was $145,483 for the six months ended June 30,2019 compared to net cash provided by operating activities of $865,377 for the six months ended June 30, 2018. This decrease in net cash provided by operating activities for the six months ended June 30, 2019 was mainly attributable to increase in net loss by $4,573,398 but offset with $4,076,277 net non-cash gain on disposal of discontinued operations, decreased cash inflow from inventories by $159,634, and decreased cash inflow from accrued expenses and other payables by $921,394; which was partly offset by increased cash inflow from other receivables by $300,545, and increased cash inflow from prepaid expenses and deposits by $566,213.

Net cash used in investing activities for the six months ended June 30, 2019 was $141,336. It consisted mainly of equipment purchase of $141,336. Net cash used in investing activities for the six months ended June 30, 2018 was $67,789, which was attributed to $4,967 equipment purchase and $62,822 payment to Alvin for entering an agreement with him for developing the restaurant business with Alvin’s expertise.

Net cash used in financing activities for the six months ended June 30, 2019 was $1,437,126. Net cash used in financing activities for the six months ended June 30, 2018 was $800,148. The increase in cash outflow in the six months ended June 30, 2019 was mainly due to repayment of loan principal and interest to CEO.

Working Capital Requirements

With the change in our business, our working capital requirements relate to our proposed restaurant business. Before we can open any restaurant, we will need sufficient upfront capital to cover our cash outlays before we generate revenue. These expenditures include finding an acceptable location, negotiating a lease and making the initial payments under the lease, making the leasehold improvements, including the purchase or lease of restaurant equipment, obtaining necessary permits, developing relationships with food suppliers and the media, and recruiting and training staff and payroll during the preopening period. Until we have demonstrated that we are able to operate an upscale restaurant profitable, we may have difficulty in obtaining the financing. It may be necessary for us to provide the financing source with an equity position in a restaurant, which would reduce our percentage interest in the restaurant. Our principal source of funds for the six months ended June 30, 2019 was loans from related parties, including our chief executive officer and an officer. These loans had term with range from six to 24 months with annual interest of 24% (see Note 7). To the extent we have to raise funds through the sale of our equity securities, it would be necessary for us to issue equity at a discount from the market price, which could result in significant dilution to our stockholders. We do not have any agreement or understanding with any financing source and we cannot assure you we will be able to obtain the funding required for any restaurant. To the extent we are not able to obtain the necessary financing, we may not be able to open restaurants, which would severely impair our ability to operate profitably. There is no assurance we will be able to raise any funds on terms favorable to us, or at all or that related parties will provide us with short-term financing to meet our immediate cash needs. In the event we issue shares of equity or convertible securities, the shares held by our existing stockholders would be diluted. Future expansion will be limited by the availability of financing products and raising capital.

Going Concern

As discussed in Note 2 to the financial statements, we had net loss of $855,262 for six months ended June 30, 2019. Our accumulated deficit was $30.73 million as of June 30, 2019. In addition, we don’t have strong cash position, but we have significant cash requirements for our restaurant business. These issues raise substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Following the Company’s disposal of its existing business in 2018, the Company has one operating segment, the restaurant business, which has not generated any revenues for the six and three months ended June 30, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures as of June 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal controls identified in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuance of options or shares, registered or not, during three-month period ended June 30, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended June 30, 2019.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

On July 14, 2019, the Company engaged Prager Metis CPAs LLC (“Prager Metis”) as the Company’s independent registered public accounting firm for the year ending December 31, 2019, which was approved by the Company’s Board of Directors.

During the Company’s two most recent fiscal years ended December 31, 2018 and 2017 and during the subsequent interim period from January 1, 2019 through May 31, 2019, neither the Company nor anyone on its behalf has consulted with Prager Metis regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Prager Metis concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement” or a “reportable event,” as such terms are defined in Regulation S-K Item 304(a)(1)(iv) and (v), respectively.

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

DBUB GROUP, INC.

Dated: August 14, 2019	By:	/s/ Zinan Zhou
Zinan Zhou
Chief Executive Officer and Director (Principal Executive Officer)

