Form 10-Q
period 2019-09-30
DBUB GROUP, INC
filed 2019-11-14
CIK 1076784

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Yes ☐ No ☒

As of November 14, 2019, there were 20,965,106 shares of common stock, $0.001 par value, issued and outstanding.

DBUB GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2019	DECEMBER 31, 2018
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and equivalents	$1,558,935	$1,554,049
Other receivables	7,114	305,523
Prepaid expenses	81,607	341,089
Deposits	325	606,336
Advance to related party	221,154	33,693
Total current assets	1,869,135	2,840,690
NON-CURRENT ASSETS
Fixed assets, net	240,829	108,006
Intangible assets, net	114,722	20,354
Total noncurrent assets	355,551	128,360
TOTAL ASSETS	$2,224,686	$2,969,050

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$—	$11,837
Advance from customers	—	4,362
Accrued expenses and other payables	257,266	402,976
Income tax payable	91	990
Advance from related parties	4,261,090	3,231,871
Total liabilities	4,518,447	3,652,036

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 50,000,000 shares authorized, 20,965,106 and 20,935,106 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	20,965	20,935
Additional paid-in capital	29,147,316	29,145,246
Other accumulated comprehensive income	82,943	22,939
Accumulated deficit	(31,544,985)	(29,872,106)
Total stockholders’ deficit	(2,293,761)	(682,986)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,224,686	$2,969,050

See accompanying notes to financial statements.

DBUB GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$—
Cost of revenue	—	—	—	—
Gross profit	—	—	—	—
General and administrative expenses	1,322,806	338,180	682,949	201,689
Loss from operations	(1,322,806)	(338,180)	(682,949)	(201,689)

Other (income) expenses
Interest income	637	617	234	617
Interest expense	(449,981)	—	(189,099)	—
Bank charge	(3,415)	—	(620)	—
Other income	102,686	813	54,817	1,193
Total other income (expenses), net	(350,073)	1,430	(134,668)	1,810

Loss from continuing operations before income tax	(1,672,879)	(336,750)	(817,617)	(199,879)
Income tax	—	—	—	—
Loss from continuing operations	(1,672,879)	(336,750)	(817,617)	(199,879)

Loss from operations of discontinued entities, net of income tax	—	—	—	—
Gain from disposition of discontinued operations, net of income taxes	—	3,855,189	—	—

Net income (loss) including noncontrolling interest	(1,672,879)	3,518,439	(817,617)	(199,879)

Net loss attributable to noncontrolling interest	—	(39,923)	—	—

Net income (loss) attributable to DBUB Group	(1,672,879)	3,558,362	(817,617)	(199,879)

Other comprehensive items:
Foreign currency translation income attributable to DBUB Group	60,004	13,229	59,360	12,922
Foreign currency translation loss attributable to noncontrolling interest	—	—	—	—
Comprehensive income (loss) attributable to DBUB Group	$(1,612,875)	$3,571,591	$(758,257)	$(186,957)
Comprehensive loss attributable to noncontrolling interest	$—	$(39,923)	$—	$—

Basic and diluted income (loss) per share:
Continuing operations	$(0.08)	$(0.02)	$(0.04)	$(0.01)
Discontinued operations	$—	$0.24	$—	$—
Net income (loss) per share	$(0.08)	$0.22	$(0.04)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	20,945,875	16,213,976	20,965,106	20,036,736

See accompanying notes to financial statements.

DBUB GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Statutory Reserve	Other Comprehensive Income	Accumulated Deficit	Total	Noncontrolling Interest
Balance at January 1, 2019	20,935,106	$20,935	$29,145,246	$—	$—	$22,939	$(29,872,106)	$(682,986)	$—
Foreign currency translation adjustments	—	—	—	—	—	(11,252)	—	(11,252)	—
Net loss for the quarter	—	—	—	—	—	—	(399,765)	(399,765)	—
Balance at March 31, 2019	20,935,106	20,935	29,145,246	—	—	11,687	(30,271,871)	(1,094,003)	—
Foreign currency translation adjustments	—	—	—	—	—	11,896	—	11,896	—
Net loss for the quarter	—	—	—	—	—	—	(455,497)	(455,497)	—
Balance at June 30, 2019	20,935,106	20,935	29,145,246	—	—	23,583	(30,727,368)	(1,537,604)	—
Issuance of common stock	30,000	30	2,070	—	—	—	—	2,100	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—
Net loss for the quarter	—	—	—	—	—	59,360	(817,617)	(758,257)	—
Balance at September 30, 2019	20,965,106	$20,965	$29,147,316	$—	$—	$82,943	$(31,544,985)	$(2,293,761)	$—
Balance at January 1, 2018	11,267,918	11,268	28,443,515	(50,000)	11,542,623	7,953,635	(51,980,658)	(4,079,617)	(76,067)
Foreign currency translation adjustments	—	—	—	—	—	(161,882	—	(161,882)	(5,232)
Conversion of loan into shares	—	—	717,887	—	—	—	—	717,887	—
Net loss for the quarter	—	—	—	—	—	—	(194,550)	(194,550)	(25,122)
Balance at March 31, 2018	11,267,918	11,268	29,161,402	(50,000)	11,542,623	7,791,753	(52,175,208)	(3,718,162)	(106,421)
Disposal of subsidiary	—	—	—	50,000	(11,542,623)	(8,036,299)	19,271,533	(257,389)	106,421
Foreign currency translation adjustments	—	—	—	—	—	244,853	—	244,853	—
Conversion of loan into shares	10,255,522	10,255	(10,255)	—	—	—	—	—	—
Exchange of shares for the disposal of PRC subsidiaries to the former CEO	(1,738,334)	(1,738)	(311,162)	—	—	—	—	(312,900)	—
Net loss for the quarter	—	—	—	—	—	—	3,952,610	3,952,610	—
Balance at June 30, 2018	19,785,106	19,785	28,839,985	—	—	307	(28,951,065)	(90,988)	—
Issuance of common stock	1,150,000	1,150	297,850	—	—	—	—	299,000	—
Foreign currency translation adjustments	—	—	—	—	—	12,922	—	12,922	—
Net loss for the quarter	—	—	—	—	—	—	(199,879)	(199,879)	—
Balance at September 30, 2018	20,935,106	$20,935	$29,137,835	$—	$—	$13,229	$(29,150,944)	$21,055	$—

See accompanying notes to financial statements.

DBUB GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interest	$(1,672,879)	$3,518,439
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by operating activities:
Stock based compensation	119,000	119,000
Depreciation and amortization	45,446	37,991
Net gain on disposal of discontinued operations	—	(4,076,277)
Changes in assets and liabilities:
Other receivables	294,911	(2,893,359)
Prepaid expenses and deposits	599,286	(808,430)
Advance to suppliers	4,200	(81,409)
Change in assets of discontinued operations	—	269,147
Accounts payable	(11,864)	—
Accrued expenses and other payables	(199,242)	258,628
Advance from customers	(4,372)	—
Income tax payable	(898)	40
Change in liabilities of discontinued operations	—	787,946
Net cash used in operating activities	(826,412)	(2,868,284)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(165,250)	(106,230)
Purchase of property and equipment - discontinued operations	—	(4,967)
Payment for intangible asset	—	(82,901)
Net cash used in investing activities	(165,250)	(194,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loans - discontinued operations	—	(29,369)
Proceeds from common stock and warrants subscription	2,100	299,000
Advance from related parties	5,232,782	4,900,127
Repayment to related parties	(4,535,499)	—
Interest accrued on advance from related parties	446,251	—
Repayment to unrelated parties	(104,913)	—
Changes in advance from / to related parties - discontinued operations	—	(841,690)
Net cash provided by financing activities	1,040,721	4,328,068

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(44,173)	29,413
NET INCREASE IN CASH AND EQUIVALENTS	4,886	1,295,099
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	1,554,049	23,048
CASH AND EQUIVALENTS, END OF PERIOD	$1,558,935	$1,318,147

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid	$183,221	$79,204

See accompanying notes to financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DBUB GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018

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

The Company’s former business was conducted through Capital Future Developments Limited (“Capital”). On May 22, 2018, the Company transferred its equity in Capital (and its affiliates) to its former Chief Executive Officer for his return of 1,738,334 shares of the Company’s common stock, which were acquired by him pursuant to an agreement dated March 29, 2018.  The 1,738,334 shares of common stock were cancelled on May 22, 2018. The transfer of equity in Capital included Capital’s subsidiaries and Capital’s equity interest in its affiliates. The Company’s former business was treated as discontinued.

On February 6, 2018, the Company established a wholly owned subsidiary in British Virgin Islands, DB-Link Ltd (“DB-Link”), which is a holding company. On June 12, 2018, the Company established a wholly owned subsidiary DBUB PTE. LTD (“DBUB Pte”) in Singapore. On August 30, 2018, the Company established a wholly foreign owned subsidiary Huantai (Shanghai) Catering Management Co, Ltd. (“Huantai”) in the People’s Republic of China (“PRC”). The Company currently provides restaurants operation and management services through DBUB Pte and Huantai. The Company also plans to provide catering technology and management services for upscale restaurants and other luxury catering facilities, which include, without limitation, IT solutions to customer information programs, general marketing solutions, and IT solutions to logistics management.

ORGANIZATIONAL CHART

The Company’s corporate structure as of September 30, 2019 is as follows:

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements (“CFS”) were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The consolidated interim financial information as of September 30, 2019 and for the nine and three month periods ended September 30, 2019 and 2018 was prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in CFS prepared in accordance with US GAAP were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, previously filed with the SEC on April 16, 2019. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2019, results of operations for the nine and three months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The parent company has no operations. Its main activities are incurring expenses arising from its status as a public company in the US.

Going Concern

The accompanying CFS were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2019, the Company had a net loss of $1.67 million. The Company has an accumulated deficit of $31.54 million as of September 30, 2019. There can be no assurance that the Company will become profitable or obtain necessary financing for its business or that it will be able to continue in business. As of September 30, 2019, related parties, including the Company’s chief executive officer, made advances to the Company of $4.26 million. These issues raise substantial doubt regarding the Company’s ability to continue as a going concern.

In addition to develop the current restaurant operation business, the Company also seeks additional potential assets, properties or businesses to acquire, in a business combination, by reorganization, merger or acquisition.  Our plan of operation for the next 12 months is to: (i) determine which industries in which the Company may have an interest other than the current restaurant industry; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) commence operations through funding a start-up enterprise and/or acquiring an existing business or entering into a business combination with a “going concern” engaged in any industry selected.  The Company is unable to predict when and if it may actually participate in any specific business endeavor, and the Company will be unable to do so until it determines the particular industry in which the Company may conduct business operations.

Principles of Consolidation

The CFS include the accounts of the Company and its subsidiaries, DB-Link, DBUB Pte and Huantai. All material intercompany accounts, transactions, balances and profits were eliminated in consolidation.

Currency Translation

The reporting currency of the Company is the US dollar. The accounts of Huantai were maintained, and its financial statements were expressed RMB and the accounts of DBUB Pte Singapore dollars (SGD), which are the respective functional currency of the subsidiaries. The Company’s financial statements were translated into US dollars in accordance with FASB ASC Topic 830-10, ”Foreign Currency Translation,” with the RMB and SGD as the functional currency. According to FASB ASC Topic 830-10, assets and liabilities were translated at the balance sheet date exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the periods. The resulting translation adjustments are reported as other comprehensive income in accordance with FASB ASC Topic 220, ”Reporting Comprehensive Income,” as a component of shareholders’ equity. Transaction gains and losses are reflected in the consolidated statements of operations and comprehensive loss.

The impact of foreign translation from our accounts in RMB and SGD to US dollars on the Company’s operating results was not material for the nine and three months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	2019	2018
RMB to USD exchange rate at period end	0.1399	0.1456
Average RMB to USD exchange rate for the period	0.1457	0.1535

	Nine Months Ended September 30,
	2019	2018
SGD to USD exchange rate at period end	0.7231	0.7316
Average SGD to USD exchange rate for the period	0.7329	0.7460

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated Statements of Operations and Comprehensive Loss. As a result of the translation, the Company recorded foreign currency translation income of $60,004 and $13,229 for the nine months ended September 30, 2019 and 2018. As a result of the translation, the Company recorded foreign currency income of $59,360 and $12,922 for the three months ended September 30, 2019 and 2018.

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

Risks and Uncertainties

The Company is subject to risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer tastes and requirements, limited operating history, foreign currency exchange rates and the volatility of public markets as well as other risks associated with the restaurant operation and management, information technology, and other related industries.

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

In assessing loss contingencies arising from legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims and the amount of relief sought or expected to be sought.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s financial position, results of operations, or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

Automotive	5 years
Office Equipment	5 years

As of September 30, 2019, and December 31, 2018, property and equipment consisted of the following:

	2019	2018
Vehicles	$239,335	$116,284
Office Equipment	37,157	—
Subtotal	276,492	116,284
Less: accumulated depreciation	(35,663)	(8,278)
Total	$240,829	$108,006

Depreciation for the nine months ended September 30, 2019 and 2018 was $27,960 and $37,991, respectively. Depreciation for the three months ended September 30, 2019 and 2018 was $10,526 and $0, respectively.

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360, “Property, Plant and Equipment,” which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value (“FV”) of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that FV are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2019 and December 31, 2018, there were no significant impairments of its long-lived assets not in discontinued operations.

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

As of September 30, 2019, and December 31, 2018, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

General and Administrative Expenses

General and administrative expenses are comprised principally of payroll and benefits costs for corporate employees, occupancy costs of corporate facilities, lease expenses, management fees, traveling expenses and other operating and administrative expenses.

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

Under the provisions of ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At September 30, 2019 and December 31, 2018, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

DBUB is subject to US corporate income taxes on its taxable income at 21% for taxable years beginning after December 31, 2017. To the extent that portions of its US taxable income, such as Subpart F income or GILTI, are determined to be from sources outside of the US, subject to certain limitations, the Company may be able to claim foreign tax credits to offset its U.S. income tax liabilities. Any remaining liabilities are accrued in the Company’s consolidated statements of comprehensive income and estimated tax payments are made when required by U.S. law.

The Act also created new taxes on certain foreign-sourced earnings such as GILTI under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the nine months ended September 30, 2019, the Company calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing, which was $0.

Basic and Diluted Earnings (Loss) per Share

The Company presents net income (loss) per share (“EPS”) in accordance with FASB ASC Topic 260, “Earning Per Share.” Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the nine and three months ended September 30, 2019 and 2018, there is not any diluted shares, nor any shares, options or warrants that were anti-dilutive.

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

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Following the Company’s disposal of its existing business in 2018, the Company has one operating segment, the restaurant operation and management business. In addition, the Company is currently developing a more comprehensive restaurant operation system to provide catering technology and management services for upscale restaurants and other luxury catering facilities.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its CFS.

In June 2018, the FASB issued ASU 2018-07, “Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of ASC 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments specify that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The new guidance is effective for SEC filers for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early adoption is permitted. The Company is evaluating the effects of the adoption of this guidance and currently believes that it will impact the accounting of the share-based awards granted to non-employees.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future CFS.

Note 3 - PREPAID EXPENSES

Prepaid expenses as of September 30, 2019 and December 31, 2018 were $81,607 and $341,089, respectively. Prepaid expense consists primarily 1) prepaid travel expense and prepaid IT consulting expense amounted to $41,938 and $105,824 at September 30, 2019 and December 31, 2018, respectively, 2) the deferred stock compensation for restricted stock issued on December 23, 2016. The deferred stock compensation is expensed over three years. During the nine months ended September 30, 2019 and 2018, the Company recorded $119,000 stock compensation expense for each period. During the three months ended September 30, 2019 and 2018, the Company recorded $39,667 stock compensation expense for each period. At September 30, 2019 and December 31, 2018, deferred stock compensation was $39,666 and $235,265, respectively.

Note 4 - INTANGIBLE ASSETS

Intangible assets consisted of 1) vehicle license fee (in order to prevent heavy traffic jam, Shanghai City limits the number of automobiles on road through auctioning a set number of vehicle licenses plate each year; the Company needs to win the auction and pay for the vehicle license plate fee to own the vehicle license. The Company has already won the auction and paid for the vehicle license plate fee, thus it owns the vehicle license plate infinitely), for which no amortization is provided, and 2) signing fee with Alvin Leung, which is amortized over five years.

On April 3, 2018, DB-Link entered into a cooperation agreement with Alvin Leung, as co-founder, regarding brand cooperation and the catering business in the territory of the Mainland China, Australia, New Zealand and the United States (the “Initial Territory”). The agreement provides that Mr. Leung will work exclusively with DB-Link in the Initial Territory and authorize DB-Link to use his brand names of “Bo” and “Daimon” in the Initial Territory. Mr. Leung also granted DB-Link the priority right of cooperation before seeking similar cooperation with other parties in Canada, Hong Kong and Europe. The agreement does not have an expiration date. DB-Link’s business will be operated by joint venture entities in which DB-Link will hold a 66% equity interest and Mr. Leung a 34% interest. In addition, DB-Link will pay Mr. Leung RMB 800,000 ($116,000); RMB 550,000 ($80,000) was paid with the remaining balance of RMB 250,000 ($36,000) payable in 2019.

Intangible assets consisted of the following at September 30, 2018 and December 31, 2018:

	2019	2018
Signing fee	$111,924	$—
Vehicle license	19,587	20,354
Subtotal	131,511	20,354
Less: accumulated amortization	(16,789)	—
Net	$114,722	$20,354

Amortization of intangible assets for the nine months ended September 30, 2019 and 2018 was $17,485 and $0, respectively. Amortization of intangible assets for the three months ended September 30, 2019 and 2018 was $5,692 and $0, respectively. As of September 30, 2019, the annual amortization for the next five years is expected to be $23,314.

Note 5 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expense and other payables consisted of the following at September 30, 2019 and December 31, 2018:

	2019	2018
Accrued expenses	$40,983	$41,650
Due to unrelated parties for the Company’s working capital needs	109,644	287,877
Signing fee payable	34,976	—
Franchise fee	71,663	73,449
Total	$257,266	$402,976

Accrued expenses mainly consisted of accrued payroll, audit and legal fee, etc. Due to unrelated parties were short term advances for the Company’s working capital needs, which bear no interest and are payable upon demand.

The Company entered into a franchise agreement in August 2018, grants the franchise right and assists the franchisee to open a franchise restaurant in Taipei City. The franchisee shall pay RMB 1.00 million ($0.15 million) for entering this agreement, 50% of it was paid at signing of the agreement, the remaining 50% shall be paid when the franchisee raised enough restaurant starting funds (not less than RMB 6.00 million ($0.89 million)). The franchisee will receive 50,000 shares of the Company’s stock when the RMB 1.00 million ($0.15 million) is paid to the Company. However, as of September 30, 2019, the franchise agreement was suspended and other terms of the franchise agreement was not fulfilled and unlikely to be fulfilled. Accordingly and until a settlement is reached by both parties, the 1st RMB 0.50 million ($0.07 million) that the Company received was recorded as the Company’s liability.

Signing fee represented the remaining balance payable to Alvin Leung under a cooperation agreement described in Note 5.

Note 6 - RELATED PARTY TRANSACTIONS

Advance to related party

Advance to related party at September 30, 2019 and December 31, 2018 was $221,154 and $33,693, respectively, was the advance to the director of DBUB Pte, for his business related expenses, such as business travel and lodging. The director will repay the advance to the Company by the end of 2019 for any remaining unused travel advances.

Advance from related parties

The Company borrowed money from certain related parties for its working capital needs. At September 30, 2019 and December 31, 2018, advance from related parties consisted of the following:

	2019	2018
Loans from CEO (including accrued interest)	$3,219,448	$2,687,008
Loan from an officer (including accrued interest)	1,039,393	424,942
Loan from affiliated companies (no interest, payable upon demand)	1,598	83,357
Loan from other related party (no interest, payable upon demand)	651	36,564
Total	$4,261,090	$3,231,871

On June 14, 2018, DBUB Pte made a loan agreement with the Company’s CEO for SGD 5.00 million ($3.69 million) for 24 months. The annual interest rate is 24%. The borrower can repay the loan anytime without prepayment penalty.

On January 25, 2018, Huantai entered a loan agreement with the Company’s CEO for RMB 700,000 ($0.10 million) with maturity on December 31, 2018. The monthly interest rate is 2%. The borrow may choose to repay anytime without prepayment penalty. The loan agreement was orally extended at maturity and become payable upon demand.

On July 2, 2018, Huantai entered a loan agreement with the Company’s officer for RMB 5.00 million ($0.74 million ) with maturity on December 31, 2018. The monthly interest rate is 2%. The borrow may repay anytime without prepayment penalty. The loan agreement was orally extended at maturity and become payable upon demand.

During the nine months ended September 30, 2019 and 2018, the Company recorded $449,981 and $0 interest expense, respectively, on loans from the related parties. During the three months ended September 30, 2019 and 2018, the Company recorded $189,099 and $0 interest expense, respectively, on loans from the related parties.

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

The warrants were expired on March 17, 2019, there are no any outstanding warrants or options at September 30, 2019.

On December 23, 2016, the Company’s Board of Directors (“BOD”) adopted the Company’s 2016 Restricted Stock Plan (the “2016 Plan”).  The 2016 Plan provides for the granting of restricted stock awards to employees, directors and consultants of the Company and the employees, directors and consultants of the Company’s affiliates. Under the 2016 Plan, 1,360,000 shares of the Company’s common stock were initially available for issuance for awards.   As of December 31, 2016, 1,150,000 of the shares available for issuance under the 2016 Plan were issued. In January 2017, 210,000 shares available for issuance were issued. The common stock was valued at grant date with a FV of $476,000. During the nine months ended September 30, 2019 and 2018, $119,000 was recognized as stock based compensation expense. During the three months ended September 30, 2019 and 2018, $39,667 was recognized as stock based compensation expense (see note 4).

In July 2019, the Company received $2,100 for the issuance of 30,000 common shares.

Note 8 – OTHER INCOME

Other income for the nine months ended September 30, 2019 and 2018 consisted of the following:

	2019	2018
Event management income	$19,806	$—
Brand consulting income	12,327	—
Advising income on meal preparation	22,218	—
Gain on foreign currency exchange	47,742	—
Other	593	813
	$102,686	$813

Other income for the three months ended September 30, 2019 and 2018 consisted of the following:

	2019	2018
Advising income on meal preparation	20,159	—
Gain on foreign currency exchange	34,658	—
Other	—	1,193
	$54,817	$1,193

Note 9 - INCOME TAXES

The US parent company is subject to the US federal income tax at 21% in the nine months ended September 30, 2019 and 2018. The parent company does not conduct any operations and only incurs expenses, such as legal fees, accounting fees, investor relations expenses and filing fees, relating to the Company’s status as a reporting company under the US securities laws.

The US parent company had net operating loss (“NOL”), for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely. The management believes the realization of benefits from these losses may be uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

DB-Link Ltd is not subject to U.S. or PRC income tax and is not subject to income tax in the British Virgin Islands.

The Company’s PRC subsidiary Huantai was subject to the PRC income tax at a rate of 25%. Singapore subsidiary DBUB Pte was subject to an income tax rate of 17%.

The components of deferred income tax assets and liabilities as of September 30, 2019 and December 31, 2018 are as follows:

	2019	2018
Deferred tax assets:
US net operating losses	$79,544	$63,167
PRC operation	221,788	69,593
Singapore operation	250,893	89,133
Discontinued operation	—	37,753
Total deferred tax assets	552,225	259,646
Less valuation allowance	(552,225)	(259,646)
	$—	$—

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate is as follows for the nine months ended September 30, 2019 and 2018.

	2019	2018
Tax benefit at US Statutory Rate	(21.00)%	(21.00)%
Tax rate difference	1.25%	(1.10)%
Valuation allowance	19.75%	22.10%
Effective rate	—%	—%

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows for the three months ended September 30, 2019 and 2018.

	2019	2018
Tax benefit at US Statutory Rate	(21.00)%	(21.00)%
Tax rate difference	1.02%	1.50%
Valuation allowance	19.98%	19.50%
Effective rate	—%	—%

Note 10 – DISCONTINUED OPERATIONS

The Company’s former business was the distribution of imported products, including digital products, baby products, health nutrition and frozen food through its online store, applications on mobile devices and also in physical stores. The Company had continuing losses in this business and did not believe it was able to operate that business profitably. As a result, the Company transferred the equity in Capital to its former chief executive officer in May 2018. The Company’s former business is treated as a discontinued operation.

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

Note 11 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred subsequent to September 30, 2019 through the date that the consolidated financial statements were issued, and no subsequent event was identified.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

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

On February 15, 2018, our directors and officers resigned and we brought in new management and changed our business plan. We currently provide restaurants operation and management services through DBUB PTE. LTD (“DBUB Pte”) and Huantai (Shanghai) Catering Management Co, Ltd. (“Huantai”). We further enhanced our plan to provide catering technology and management services for upscale restaurants and other luxury catering facilities. In furtherance of our plan to provide the upscale restaurant businesses with IT solutions, on April 3, 2018, DB-Link entered into an agreement with Alvin Leung, regarding brand cooperation and businesses in the territory of the Mainland China, Australia, New Zealand and the United States (the “Initial Territory”). The agreement provides that Mr. Leung will work exclusively with DB-Link Ltd (“DB-Link”) in the Initial Territory and authorizes DB-Link to use the brand names of “Bo” and “Daimon” in the Initial Territory. Mr. Leung also granted DB-Link the priority right of cooperation before seeking similar cooperation with other parties in Canada, Hong Kong and Europe. The agreement does not have an expiration date. DB-Link’s business will be operated by joint venture entities in which DB-Link will hold a 66% equity interest and Mr. Leung a 34% interest. In addition, DB-Link will pay Mr. Leung RMB 800,000 ($116,000); RMB 550,000 ($80,000) was paid with the remaining balance of RMB 250,000 ($36,000) payable in 2019.

The Company’s former business was conducted through Capital Future Developments Limited (“Capital”). On March 29, 2018, the Company entered into an agreement with Mr. Zhenggang Wang, who was then the Director, Chief Executive Officer and the Chairman of the Company. According to the agreement, the Company returned all of the shares of Capital Future Development Limited (“Capital”), a British Virgin Islands company, to Mr. Wang for his transfer of 1,738,334 shares back to the Company, which were subsequently cancelled. The transfer of Capital’s shares was consummated in May 2018, which included Capital’s subsidiaries. All of our former business was conducted through Capital and its subsidiaries. Company’s former business was treated as discontinued right after the conclusion of the share transfer.

Following the transfer of the stock of Capital, we have three subsidiaries, DB-Link, Huantai and DBUB Pte. Our business is being conducted through Huantai and DBUB Pte.

On September 5, 2018, we changed our corporate name to DBUB Group Inc. through a merger of our Company with our wholly-owned subsidiary, DBUB Group Inc., a Nevada corporation.

In general, we plan to offer information technology solutions to our clients’ customer information programs, marketing initiatives, and logistics management. We will utilize the power of blockchain technology to securely record customer’s personal and dining information, facilitating participating restaurants’ reward points program and ensuring our clients’ continued expansion based on customers’ loyalty. We will also provide our client with marketing solutions, branding enhancement, and business operation strategies through our cooperative relationship with Alvin Leung, a pivotal figure in the world’s culinary landscape.

We intend to establish a logistic management system through information technology to streamline the catering and logistic aspects of our clients’ business. More specifically, we intend to establish a Fine Dining Platform, which will allow restaurants to track customers’ transactions, consolidate accounting information, and provide interactive data analysis for customers’ preferences. Customers can utilize the platform to make reservations, order food, interact with friends, and accumulate reward points.

In addition, we intend to establish a Michelin Chefs Union, which will offer marketing solutions, branding enhancement, and business strategies to upscale restaurants. We will utilize our cooperative relationship with Alvin Leung to individualize each restaurant’s marketing strategy, service strategy upgrading, and staff training. We will also offer VIP membership, under which participating restaurants can explore potential joint business operations with Alvin Leung and further enhance their brand name.

Further, we intend to establish an Inventory Management System, which will help our clients to streamline the catering and logistic aspects of their business. Our clients will upload their inventory and logistics information to the system such as the description of units, number of units, price per unit, and other related information. They can then utilize the platform to monitor their inventory, footprint the storage volume, and track the procurement of fresh produce.

The above-mentioned future plans may be subject to change and involve risks and uncertainties, and there is no guarantee that the Company will successfully materialize such plans.

Results of Operations

For the three months ended September 30, 2019 and 2018

We incurred general and administrative expenses of $682,949 and $201,689, respectively, for the three months ended September 30, 2019 and 2018. These expenses related primary to expenses incurred as a public reporting company such as audit fees, legal fees, filing, transfer agent fees, and, to a lesser extent, starting from mid-2018 through September 30, 2019, increased expenses relating to preliminary efforts in developing our new business, such as payroll, consulting expense and business travel. Our loss from operations was $682,949 and $201,689, respectively, for the three months ended September 30, 2019 and 2018.

For the three months ended September 30, 2019, we had total non-operating expense of $134,668, including $189,099 interest expense on the loans from the CEO and an officer, and bank charge $620, which was partially offset by interest income of $234, gain on foreign currency exchange of $34,658 and other income of $20,159. For the three months ended September 30, 2018, we had total non-operating income of $1,810, including interest income of $617 and other income of $1,193.

For the three months ended September 30, 2019, we had a net loss of $817,617, or $0.04 loss per share (basic and diluted). For the three months ended September 30, 2018, we had a net loss attributable to us of $199,879, we had $0.01 loss per share (basic and diluted).

For the nine months ended September 30, 2019 and 2018

We incurred general and administrative expenses of $1,322,806 and $338,180, respectively, for the nine months ended September 30, 2019 and 2018. These expenses related primary to expenses incurred as a public reporting company such as audit fees, legal fees, filing, transfer agent fees and, to a lesser extent, starting from mid-2018 through September 30, 2019, increased expenses relating to preliminary efforts in developing our new business, such as payroll, consulting expense and business travel. Our loss from operations was $1,322,806 and $338,180 respectively, for the nine months ended September 30, 2019 and 2018.

For the nine months ended September 30, 2019, we had total non-operating expense of $350,073, including $449,981 interest expense on the loans from the CEO and an officer, and bank charge $3,415, which was partially offset by interest income of $637, event and brand management income of $32,133, gain on foreign currency exchange of $47,742 and other income of $22,811. For the nine months ended September 30, 2018, we had total non-operating income of $1,430, including interest income of $617 and other income of $813.

For the nine months ended September 30, 2019, we had a net loss of $1,672,879, or $0.08 loss per share (basic and diluted). For the nine months ended September 30, 2018, we had a net income attributable to us of $3,558,362, mainly resulting from the gain from disposed entities of $3,855,189, we had $0.22 income per share (basic and diluted), consisting of $0.02 loss per share from continuing operations, and $0.24 income per share from discontinued operations.

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

	Nine Months Ended September 30,
	2019	2018
RMB to USD exchange rate at period end	0.1399	0.1456
Average RMB to USD exchange rate for the period	0.1457	0.1535

	Nine Months Ended September 30,
	2019	2018
SGD to USD exchange rate at period end	0.7231	0.7316
Average SGD to USD exchange rate for the period	0.7329	0.7460

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated results of operations. As a result of the translation, DBUB recorded a foreign currency gain of $60,004 for the nine months ended September 30, 2019 and $13,229 for the nine months ended September 30, 2018; for the three months ended September 30, 2019 and 2018, DBUB recorded a foreign currency gain of $59,360 and $12,922, respectively, which is a separate line item on the Statements of Operations and Comprehensive Loss.

Liquidity and Capital Resources

Operations and liquidity needs are funded primarily through cash flows from advances from related parties including our CEO and secretary, as well as equity financing.

As of September 30, 2019, cash and equivalents were $1,558,935, the Company’s current assets totaled $1,869,135, the Company’s current liabilities were $4,518,447, and the Company’s working capital deficiency was $2,649,312. During the nine months ended September 30, 2019, the Company’s net cash used in operating activities was $826,412. Cash and equivalents as of September 30, 2019 were solely bank accounts in Singapore and China.

As of December 31, 2018, cash and equivalents were $1,554,049; the Company’s current assets totaled $2,840,690; the Company’s current liabilities were $3,652,036; and the Company’s working capital deficiency was $811,346. For the nine months ended September 30, 2018, the Company’s net cash used in operating activities was $2,868,284.

Our cash used and provided for the nine months ended September 30, 2019 and 2018 were as follows:

	2019	2018
Net cash used in operating activities	$(826,412)	$(2,868,284)
Net cash used in investing activities	(165,250)	(194,098)
Net cash provided by financing activities	1,040,721	4,328,068
Effect of exchange rate change on cash and equivalents	(44,173)	29,413
Net increase in cash and equivalents	4,886	1,295,099
Cash and equivalents at beginning of period	1,554,049	23,048
Cash and equivalents at end of period	$1,558,935	$1,318,147

Net cash used in operating activities was $826,412 for the nine months ended September 30, 2019 compared to net cash used in operating activities of $2,868,284 for the nine months ended September 30, 2018. This decrease in net cash used in operating activities for the nine months ended September 30, 2019 was mainly attributable to increased cash inflow from other receivables by $3,188,270, and increased cash inflow from prepaid expenses and deposits by $1,407,716, despite we had increased net loss by $1,115,041 (excluding the non-cash gain on disposal of discontinued operations of $4,076,077 for 2018), increased cash outflow on accrued expenses and other payables by $457,870, and decreased cash inflow for discontinued operation of $1,057,093.

Net cash used in investing activities for the nine months ended September 30, 2019 was $165,250. It consisted mainly of equipment purchase of $165,250. Net cash used in investing activities for the nine months ended September 30, 2018 was $194,098, which was attributed to $106,230 equipment purchase and $82,901 payment to Alvin for entering an agreement with him for developing the restaurant business with Alvin’s expertise.

Net cash provided by financing activities for the nine months ended September 30, 2019 was $1,040,721. Net cash provided by financing activities for the nine months ended September 30, 2018 was $4,328,068. During the nine months ended September 30, 2019, we had net advance from related parties included accrued interest of $1,143,534, repayment to unrelated parties of $104,913, and $2,100 proceeds from issuance of common stock. During the nine months ended September 30, 2018, we had net advance from related parties included accrued interest of $4,058,437, $299,000 proceeds from issuance of common stock, and $29,369 repayment of short-term loans.

Working Capital Requirements

With the change in our business, our working capital requirements relate to our proposed restaurant business. Before we can open any restaurant, we will need sufficient upfront capital to cover our cash outlays before we generate revenue. These expenditures include finding an acceptable location, negotiating a lease and making the initial payments under the lease, making the leasehold improvements, including the purchase or lease of restaurant equipment, obtaining necessary permits, developing relationships with food suppliers and the media, and recruiting and training staff and payroll during the preopening period. Until we have demonstrated that we are able to operate an upscale restaurant profitable, we may have difficulty in obtaining the financing. It may be necessary for us to provide the financing source with an equity position in a restaurant, which would reduce our percentage interest in the restaurant. Our principal source of funds for the nine months ended September 30, 2019 was loans from related parties, including our chief executive officer and an officer. These loans had term with range from six to 24 months with annual interest of 24% (see Note 6). To the extent we have to raise funds through the sale of our equity securities, it would be necessary for us to issue equity at a discount from the market price, which could result in significant dilution to our stockholders. We do not have any agreement or understanding with any financing source and we cannot assure you we will be able to obtain the funding required for any restaurant. To the extent we are not able to obtain the necessary financing, we may not be able to open restaurants, which would severely impair our ability to operate profitably. There is no assurance we will be able to raise any funds on terms favorable to us, or at all or that related parties will provide us with short-term financing to meet our immediate cash needs. In the event we issue shares of equity or convertible securities, the shares held by our existing stockholders would be diluted. Future expansion will be limited by the availability of financing products and raising capital.

Going Concern

As discussed in Note 2 to the financial statements, we had net loss of $1,672,879 for nine months ended September 30, 2019. Our accumulated deficit was $31.54 million as of September 30, 2019. We have significant cash requirements for our restaurant business. These issues raise substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe the following accounting policies are the most critical to assist you in fully understanding and evaluating this management discussion and analysis.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, DB-Link, DBUB Pte and Huantai. All material intercompany accounts, transactions, balances and profits were eliminated in consolidation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to provide the information required by this Item as it is a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures as of September 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e)under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal controls identified in our Quarterly Report on Form 10-Q for the period ended September 30, 2019. Specifically, we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

We have taken, and are taking, certain actions to remediate the material weakness related to our lack of U.S. GAAP experience. We plan to hire additional credentialed professional staff and consulting professionals with greater knowledge and experience of U.S. GAAP and related regulatory requirements to oversee our financial reporting process in order to ensure our compliance with U.S. GAAP and other relevant securities laws. In addition, we provided additional training to our accounting personnel on U.S. GAAP, and other regulatory requirements regarding the preparation of financial statements. Until such time as we hire qualified accounting personnel with the requisite U.S. GAAP knowledge and experience and train our current accounting personnel, we have engaged an outside CPA with U.S. GAAP knowledge and experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (“ICFR”) that occurred during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our ICFR.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuance of options or shares, registered or not, during three-month period ended September 30, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended September 30, 2019.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

DBUB GROUP, INC.

Dated: November 14, 2019	By:	/s/ Zinan Zhou
Zinan Zhou
Chief Executive Officer and Director (Principal Executive Officer)

